Form 10-Q
period 2021-09-30
Enact Holdings, Inc.
filed 2021-11-04
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40399

Enact Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-1579166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8325 Six Forks Road
Raleigh, North Carolina 27615
(919) 846-4100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ACT	The Nasdaq Stock Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 27, 2021, there were 162,840,309 shares of Common Stock, par value $0.01 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,205,916 and no allowance for credit losses as of September 30, 2021)	$5,376,067	$5,046,596
Short-term investments, at fair value	12,500	—
Total investments	5,388,567	5,046,596
Cash and cash equivalents	451,582	452,794
Accrued investment income	31,372	29,210
Deferred acquisition costs	27,788	28,872
Premiums receivable (allowance for credit losses of $948 as of September 30, 2021)	43,425	46,464
Other assets	48,572	48,774
Total assets	$5,991,306	$5,652,710
Liabilities and equity
Liabilities:
Loss reserves	$648,365	$555,679
Unearned premiums	254,806	306,945
Other liabilities	129,464	133,302
Long-term borrowings	739,838	738,162
Deferred tax liability	17,452	36,811
Total liabilities	1,789,925	1,770,899
Equity:
Common stock ($0.01 par value, 600,000 shares authorized, 162,840 shares issued and outstanding)	1,628	1,628
Additional paid-in capital	2,369,822	2,368,699
Accumulated other comprehensive income	133,955	208,378
Retained earnings	1,695,976	1,303,106
Total equity	4,201,381	3,881,811
Total liabilities and equity	$5,991,306	$5,652,710
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Premiums	$243,063	$251,423	$738,085	$720,474
Net investment income	35,995	33,197	105,943	97,890
Net investment gains (losses)	580	(1,609)	(2,129)	(1,953)
Other income	671	1,325	3,114	4,534
Total revenues	280,309	284,336	845,013	820,945
Losses and expenses:
Losses incurred	34,124	44,475	119,501	290,785
Acquisition and operating expenses, net of deferrals	55,151	54,994	175,823	155,473
Amortization of deferred acquisition costs and intangibles	3,669	3,873	11,104	11,453
Interest expense	12,756	5,512	38,238	5,512
Total losses and expenses	105,700	108,854	344,666	463,223
Income before income taxes	174,609	175,482	500,347	357,722
Provision for income taxes	37,401	37,467	107,196	78,482
Net income	$137,208	$138,015	$393,151	$279,240

Net income per common share:
Basic	$0.84	$0.85	$2.41	$1.71
Diluted	$0.84	$0.85	$2.41	$1.71
Weighted average common shares outstanding:
Basic	162,840	162,840	162,840	162,840
Diluted	162,852	162,840	162,844	162,840
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income	$137,208	$138,015	$393,151	$279,240
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(25,899)	—	(74,704)	—
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	30,799	—	90,316
Total comprehensive income	$111,309	$168,814	$318,447	$369,556
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended September 30, 2021
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of June 30, 2021	$1,628	$2,369,601	$159,854	$1,558,768	$4,089,851
Cumulative effect of change in accounting, net of taxes	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	137,208	137,208
Other comprehensive loss, net of taxes	—	—	(25,899)	—	(25,899)
Total comprehensive income	—	—	—	—	111,309
Stock-based compensation expense and exercises and other	—	221	—	—	221
Capital contributions from Genworth Financial, Inc.	—	—	—	—	—
Balance as of September 30, 2021	$1,628	$2,369,822	$133,955	$1,695,976	$4,201,381

	Three months ended September 30, 2020
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of June 30, 2020	$1,628	$2,366,099	$152,948	$1,511,263	$4,031,938
Cumulative effect of change in accounting, net of taxes	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	138,015	138,015
Other comprehensive loss, net of taxes	—	—	30,799	—	30,799
Total comprehensive income	—	—	—	—	168,814
Dividends to Genworth	—	—	—	(435,654)	(435,654)
Capital contributions from Genworth Financial, Inc.	—	1,532	—	—	1,532
Balance as of September 30, 2020	$1,628	$2,367,631	$183,747	$1,213,624	$3,766,630

	Nine months ended September 30, 2021
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of December 31, 2020	$1,628	$2,368,699	$208,378	$1,303,106	$3,881,811
Cumulative effect of change in accounting, net of taxes	—	—	281	(281)	—
Comprehensive income (loss):
Net income	—	—	—	393,151	393,151
Other comprehensive loss, net of taxes	—	—	(74,704)	—	(74,704)
Total comprehensive income	—	—	—	—	318,447
Stock-based compensation expense and exercises and other	—	221	—	—	221
Capital contributions from Genworth Financial, Inc.	—	902	—	—	902
Balance as of September 30, 2021	$1,628	$2,369,822	$133,955	$1,695,976	$4,201,381

	Nine months ended September 30, 2020
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of December 31, 2019	$1,628	$2,361,978	$93,431	$1,370,038	$3,827,075
Comprehensive income (loss):
Net income	—	—	—	279,240	279,240
Other comprehensive loss, net of taxes	—	—	90,316	—	90,316
Total comprehensive income	—	—	—	—	369,556
Dividends to Genworth	—	—	—	(435,654)	(435,654)
Capital contributions from Genworth Financial, Inc.	—	5,653	—	—	5,653
Balances as of September 30, 2020	$1,628	$2,367,631	$183,747	$1,213,624	$3,766,630
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2021	2020
Cash flows from operating activities:
Net income	$393,151	$279,240
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	2,129	1,953
Amortization of fixed maturity securities discounts and premiums	(6,884)	(2,551)
Amortization of deferred acquisition costs and intangibles	11,104	11,453
Acquisition costs deferred	(5,525)	(9,291)
Deferred income taxes	824	12,593
Stock-based compensation expense	221	—
Other	908	5,653
Change in certain assets and liabilities:
Accrued investment income	(2,162)	(4,806)
Premiums receivable	3,039	3,244
Other assets	(4,666)	5,173
Loss reserves	92,686	239,682
Unearned premiums	(52,139)	(55,089)
Other liabilities	(21,604)	73,292
Net cash provided by operating activities	411,082	560,546
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,192,098)	(1,494,972)
Purchases of short-term investments	(12,500)	—
Proceeds from sales of fixed maturity securities available-for-sale	292,697	233,642
Proceeds from maturities of fixed maturity securities	499,607	369,361
Net cash used in investing activities	(412,294)	(891,969)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	738,753
Dividends paid	—	(435,654)
Net cash provided by (used in) financing activities	—	303,099
Net decrease in cash and cash equivalents	(1,212)	(28,324)
Cash and cash equivalents at beginning of period	452,794	585,058
Cash and cash equivalents at end of period	$451,582	$556,734
Supplementary disclosure of cash flow information:
Non-cash contributions of capital from Genworth Financial, Inc.	$902	$5,653
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(1)Nature of Business, Organization Structure and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include on a consolidated basis the accounts of Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.). EHI is a subsidiary of Genworth Financial, Inc. (“Genworth” or “Parent”) and has been since EHI’s incorporation in Delaware in 2012. On May 3, 2021, EHI amended its certificate of incorporation to change its name from Genworth Mortgage Holdings, Inc. This amendment also authorized EHI to issue 600,000,000 shares of common stock, each having a par value of $0.01 per share. Concurrently, we entered into a share exchange agreement with Genworth Holdings, Inc. (“Genworth Holdings”), pursuant to which Genworth Holdings exchanged its 100 shares of common stock, representing all of the previously issued and outstanding capital stock, for 162,840,000 newly-issued shares of common stock, par value $0.01, of EHI. All of the share and per share information presented in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been adjusted to reflect the share exchange on a retroactive basis for all periods and as of all dates presented.
On September 15, 2021, we priced our initial public offering (“IPO”) of common stock, which resulted in the issuance and sale of 13,310,400 shares of common stock at the IPO price of $19.00 per common share. All shares were offered by the selling stockholder, our parent company, Genworth Holdings. In addition to the shares sold in the IPO, 14,655,600 common shares were sold in a concurrent private sale (“Private Sale”) at a price per share of $17.86, which is equal to the IPO price less the underwriting discount share. Genworth Holdings also granted the underwriters a 30-day option to purchase up to an additional 1,996,560 common shares (“Over-Allotment Option”) at the IPO price less the underwriting discount. On September 16, 2021, the underwriters exercised their option to purchase all 1,996,560 common shares permitted under the terms of the underwriting agreement. The IPO, Private Sale and Over-Allotment Option (collectively the “Offering”) closed on September 20, 2021, and Genworth Holdings retained all net proceeds from the Offering. The gross proceeds of the Offering, before payment of underwriter fees and other expenses, were approximately $553 million. Costs directly related to the Offering, including underwriting fees and other expenses, were approximately $24 million.
On November 29, 2019, Genworth completed a holding company reorganization whereby Genworth contributed 100% of the issued and outstanding voting securities of the Company to Genworth Holdings. Post-contribution, we were a direct, wholly owned subsidiary of Genworth Holdings, and Genworth Holdings was a direct, wholly owned subsidiary of Genworth. After our IPO, Genworth Holdings is still a wholly owned subsidiary of Genworth but we are no longer a wholly owned subsidiary of Genworth Holdings. We are engaged in the business of writing and assuming residential mortgage guaranty insurance. The insurance protects lenders and investors against certain losses resulting from nonpayment of loans secured by mortgages, deeds of trust, or other instruments constituting a lien on residential real estate.
We offer private mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“primary mortgage insurance”). Our primary mortgage insurance enables borrowers to buy homes with a down payment of less than 20% of the home’s value. Primary mortgage insurance also facilitates the sale of these low down payment mortgage loans in the secondary mortgage market, most of which are sold to government sponsored enterprises. We also selectively enter into insurance transactions with lenders and investors, under which we insure a portfolio of loans at or after origination.
We operate our business through our primary insurance subsidiary, Genworth Mortgage Insurance Corporation (“GMICO”), with operations in all 50 states and the District of Columbia. GMICO is an approved insurer by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and we refer to them collectively as the “GSEs.”
We also perform fee-based contract underwriting services for mortgage lenders. The provision of underwriting services by mortgage insurers eliminates the duplicative lender and mortgage insurer underwriting activities and expedites the approval process.
We operate our business in a single segment, which is how our chief operating decision maker (who is our chief executive officer) reviews our financial performance and allocates resources. Our segment includes a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our condensed consolidated financial statements. In April 2021, we entered into an agreement to purchase our Parent’s minority ownership interest in its mortgage guarantee business in India for a cash purchase price that is not material to us. The closing of the transaction is subject to customary closing conditions, including receipt of any required regulatory approvals.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Potential impacts, risks and uncertainties of the coronavirus pandemic (“COVID-19”) may include declines in investment valuations and impairments, deferred acquisition cost (“DAC”) or intangible assets impairments or the acceleration of amortization, deferred tax asset recoverability and increases to loss reserves, among other matters. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the years ended December 31, 2020 and 2019.
On July 20, 2020, Genworth reached a settlement agreement with AXA S.A. (“AXA”) regarding a dispute over payment protection insurance mis-selling claims sold by Genworth’s former lifestyle protection insurance business that was acquired by AXA in 2015. As part of the settlement agreement, Genworth issued a secured promissory note agreeing to pay AXA in two installments in 2022. Under the terms of the secured promissory note, as amended, Genworth pledged as collateral to AXA a 19.9% security interest in our outstanding common stock. On March 3, 2021, Genworth repaid the first installment payment originally due to AXA in June 2022 and a portion of the second installment payment due to AXA in September 2022 from cash proceeds received from the sale of Genworth Mortgage Insurance Australia Limited. On September 21, 2021, Genworth used a portion of the net proceeds from our IPO to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million), excluding future claims still being processed. Following the full repayment of the secured promissory note, AXA released its 19.9% security interest in our outstanding common shares.
(2)Accounting Changes
Accounting Pronouncements Recently Adopted
On January 1, 2021, we adopted new accounting guidance related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. We adopted this new accounting guidance using the

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
retrospective method or modified retrospective method for certain changes and prospective method for all other changes, which did not have a significant impact on our consolidated financial statements and disclosures.
On January 1, 2021, we early adopted new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value.
The new guidance retains most of the existing impairment guidance for available-for-sale fixed maturity securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. Available-for-sale fixed maturity securities in an unrealized loss position are evaluated to determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments. When developing the estimate of cash flows expected to be collected, we utilize an analytical model that provides for various loss scenarios and consider the industry sector, current levels of subordination, geographic location and other relevant characteristics of the security or underlying assets, as well as reasonable and supportable forecasts. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering our amortized cost. We exclude accrued interest related to available-for-sale fixed maturity securities from the estimate of allowance for credit losses. Accrued interest is included in accrued investment income in our condensed consolidated balance sheet. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our available-for-sale fixed maturity securities is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses). We adopted the guidance related to our available-for-sale fixed maturity securities using the modified retrospective method, which did not have a significant impact on our consolidated financial statements.
The new guidance further requires that expected credit losses on premiums receivable are measured in accordance with the credit loss requirements for financial instruments measured at amortized cost. Due to the short-term nature of our premiums receivable, we consider lifetime expected credit losses on premiums receivable to be consistent with our current allowance and as a result the new accounting guidance did not have an impact on premiums receivable upon adoption.
The new guidance also requires the recognition of an allowance for expected credit losses as a liability in our consolidated balance sheet for off-balance sheet credit exposures, including private placement investments. We adopted the guidance related to our off-balance sheet credit exposures using the modified retrospective method, which did not have an impact on our consolidated financial statements.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Fixed maturity securities available-for-sale	$37,055	$34,512	$110,007	$99,621
Cash, cash equivalents and short-term investments	13	86	65	2,135
Gross investment income before expenses and fees	37,068	34,598	110,072	101,756
Investment expenses and fees	(1,073)	(1,401)	(4,129)	(3,866)
Net investment income	$35,995	$33,197	$105,943	$97,890
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Fixed maturity securities available-for-sale:
Gross realized gains	$839	$158	$1,423	$906
Gross realized (losses)	(128)	(37)	(1,261)	(1,129)
Net realized gains (losses)	711	121	162	(223)
Impairments:
Total other-than-temporary impairments	—	(1,730)	—	(1,730)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—
Net other-than-temporary impairments	—	(1,730)	—	(1,730)
Net change in allowance for credit losses on fixed maturity securities available-for-sale	(131)	—	(2,291)	—
Net investment gains (losses)	$580	$(1,609)	$(2,129)	$(1,953)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The following table represents the allowance for credit losses aggregated by security type for fixed maturity available-for-sale securities as of and for the three months ended September 30, 2021:

(Amounts in thousands)	Beginning balance	Cumulative effect of change in accounting	Increase from securities without allowance in previous periods	Securities sold	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$—	$—	$—	$—
Total fixed maturity securities available-for-sale	$—	$—	$—	$—	$—
The following table represents the allowance for credit losses aggregated by security type for fixed maturity available-for-sale securities as of and for the nine months ended September 30, 2021:

(Amounts in thousands)	Beginning balance	Cumulative effect of change in accounting	Increase from securities without allowance in previous periods	Securities sold	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$357	$2,157	$(2,514)	$—
Total fixed maturity securities available-for-sale	$—	$357	$2,157	$(2,514)	$—
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“OCI”) were as follows as of the dates indicated:

(Amounts in thousands)	September 30, 2021	December 31, 2020
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$170,151	$—
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	—
Net unrealized gains (losses) on fixed maturity securities not other-than-temporarily impaired	—	264,680
Net unrealized gains (losses) on fixed maturity securities other-than-temporarily impaired	—	—
Subtotal	170,151	264,680
Income taxes	(36,196)	(56,302)
Net unrealized investment gains (losses)	$133,955	$208,378

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2021	2020
Beginning balance	$159,854	$152,948
Cumulative effect of change in accounting, net of taxes	—	—
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(32,185)	37,225
Provision for income taxes	6,848	(7,697)
Change in unrealized gains (losses) on investment securities	(25,337)	29,528
Reclassification adjustments to net investment (gains) losses, net of taxes of $149 and $(339), respectively	(562)	1,271
Change in net unrealized investment gains (losses)	(25,899)	30,799
Ending balance	$133,955	$183,747

	Nine months ended September 30,
(Amounts in thousands)	2021	2020
Beginning balance	$208,378	$93,431
Cumulative effect of change in accounting, net of taxes	281	—
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(94,724)	109,822
Provision for income taxes	20,148	(21,063)
Change in unrealized gains (losses) on investment securities	(74,576)	88,759
Reclassification adjustments to net investment (gains) losses, net of taxes of $34 and $(414), respectively	(128)	1,557
Change in net unrealized investment gains (losses)	(74,704)	90,316
Ending balance	$133,955	$183,747
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of September 30, 2021, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
U.S. government, agencies and GSEs	$62,579	$2,539	$(1)	$—	$65,117
State and political subdivisions	449,370	12,650	(2,237)	—	459,783
Non-U.S. government	22,423	343	(8)	—	22,758
U.S. corporate	2,825,145	132,821	(9,860)	—	2,948,106
Non-U.S. corporate	690,717	23,390	(1,504)	—	712,603
Other asset-backed	1,155,682	13,216	(1,198)	—	1,167,700
Total fixed maturity securities available-for-sale	$5,205,916	$184,959	$(14,808)	$—	$5,376,067
As of December 31, 2020, the amortized cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in thousands)	Amortized cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
U.S. government, agencies and GSEs	$134,215	$4,009	$—	$—	$—	$138,224
State and political subdivisions	172,631	14,749	—	(3)	—	187,377
Non-U.S. government	29,592	1,439	—	—	—	31,031
U.S. corporate	2,695,009	194,961	—	(1,345)	—	2,888,625
Non-U.S. corporate	578,295	32,251	—	(2,877)	—	607,669
Other asset-backed	1,172,174	21,830	—	(334)	—	1,193,670
Total fixed maturity securities available-for-sale	$4,781,916	$269,239	$—	$(4,559)	$—	$5,046,596

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2021:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$104	$(1)	1	$—	$—	—	$104	$(1)	1
State and political subdivisions	170,402	(2,237)	33	—	—	—	170,402	(2,237)	33
Non-U.S. government	10,777	(8)	1	—	—	—	10,777	(8)	1
U.S. corporate	409,396	(8,433)	61	21,543	(1,427)	2	430,939	(9,860)	63
Non-U.S. corporate	145,571	(1,477)	23	2,183	(27)	1	147,754	(1,504)	24
Other asset-backed	255,275	(1,174)	44	3,726	(24)	1	259,001	(1,198)	45
Total for fixed maturity securities in an unrealized loss position	$991,525	$(13,330)	163	$27,452	$(1,478)	4	$1,018,977	$(14,808)	167
% Below cost:
<20% Below cost	$991,525	$(13,330)	163	$27,452	$(1,478)	4	$1,018,977	$(14,808)	167
Total for fixed maturity securities in an unrealized loss position	$991,525	$(13,330)	163	$27,452	$(1,478)	4	$1,018,977	$(14,808)	167
Investment grade	$963,517	$(12,835)	155	$27,452	$(1,478)	4	$990,969	$(14,313)	159
Below investment grade	28,008	(495)	8	—	—	—	28,008	(495)	8
Total for fixed maturity securities in an unrealized loss position	$991,525	$(13,330)	163	$27,452	$(1,478)	4	$1,018,977	$(14,808)	167
We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the table above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value is largely due to recent market volatility and is not indicative of credit losses. The issuers continue to make timely principal and interest payments.
For all securities in an unrealized loss position without an allowance for credit losses, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2020:

	Less than 12 months			12 months or more				Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities		Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$—	$—	—	$—	$—	—		$—	$—	—
State and political subdivisions	4,717	(3)	2	—	—	—		4,717	(3)	2
Non-U.S. government	—	—	—	—	—	—		—	—	—
U.S. corporate	44,296	(1,231)	8	2,886	(114)	1		47,182	(1,345)	9
Non-U.S. corporate	32,533	(2,877)	8	—	—	—		32,533	(2,877)	8
Other asset-backed	24,823	(60)	5	26,028	(274)	6		50,851	(334)	11
Total for fixed maturity securities in an unrealized loss position	$106,369	$(4,171)	23	$28,914	$(388)	7		$135,283	$(4,559)	30
% Below cost:
<20% Below cost	$98,694	$(1,846)	22	$28,914	$(388)	7		$127,608	$(2,234)	29
20%-50% Below cost	7,675	(2,325)	1	—	—	—		7,675	(2,325)	1
Total for fixed maturity securities in an unrealized loss position	$106,369	$(4,171)	23	$28,914	$(388)	7	$—	$135,283	$(4,559)	30
Investment grade	$98,694	$(1,846)	22	$26,028	$(274)	6		$124,722	$(2,120)	28
Below investment grade	7,675	(2,325)	1	2,886	(114)	1		10,561	(2,439)	2
Total for fixed maturity securities in an unrealized loss position	$106,369	$(4,171)	23	$28,914	$(388)	7	$—	$135,283	$(4,559)	30
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of September 30, 2021, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$249,955	$253,601
Due after one year through five years	2,089,009	2,214,808
Due after five years through ten years	1,433,056	1,462,586
Due after ten years	278,214	277,372
Subtotal	4,050,234	4,208,367
Other asset-backed	1,155,682	1,167,700
Total fixed maturity securities available-for-sale	$5,205,916	$5,376,067
As of September 30, 2021, securities issued by finance and insurance, consumer—non-cyclical and technology and communications industry groups represented approximately 28%, 16%, and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
As of September 30, 2021, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
(4)Fair Value
Recurring Fair Value Measurements
We have fixed maturity securities and short-term investments, which are carried at fair value. The fair value of fixed maturity securities and short-term investments are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.
Further, while we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of our investment securities after considering all relevant and available information.
In general, we first obtain valuations from pricing services. If prices are unavailable for public securities, we obtain broker quotes. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for similar securities are not readily observable and these securities are not typically valued by pricing services.
Given our understanding of the pricing methodologies and procedures of pricing services, the securities valued by pricing services are typically classified as Level 2 unless we determine the valuation process for a security or group of securities utilizes significant unobservable inputs, which would result in the valuation being classified as Level 3.
Broker quotes are typically based on an income approach given the lack of available market data. As the valuation typically includes significant unobservable inputs, we classify the securities where fair value is based on our consideration of broker quotes as Level 3 measurements.
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2021.
For remaining securities priced using internal models, we determine fair value using an income approach. We maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.
Our assessment of whether or not there were significant unobservable inputs related to fixed maturity securities was based on our observations obtained through the course of managing our investment portfolio, including interaction with other market participants, observations related to the availability and consistency of pricing and/or rating, and understanding of general market activity such as new issuance and the level of secondary market trading for a class of securities. Additionally, we considered data obtained from pricing services to determine whether our estimated values incorporate significant unobservable inputs that would result in the valuation being classified as Level 3.
A summary of the inputs used for our fixed maturity securities and short-term investments based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of September 30, 2021, and December 31, 2020.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 90% of our portfolio was priced using third-party pricing services as of September 30, 2021. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2021:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$65,117	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$459,783	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$22,758	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,584,949	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$541,755	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Other asset-backed	$1,149,314	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $185.5 million and $84.5 million, respectively, as of September 30, 2021. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $30.4 million as of September 30, 2021.
Internal models
A portion of our U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $252.0 million as of September 30, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$65,117	$—	$65,117	$—
State and political subdivisions	459,783	—	459,783	—
Non-U.S. government	22,758	—	22,758	—
U.S. corporate	2,948,106	—	2,770,419	177,687
Non-U.S. corporate	712,603	—	626,270	86,333
Other asset-backed	1,167,700	—	1,149,314	18,386
Total fixed maturity securities	5,376,067	—	5,093,661	282,406
Short-term investments	12,500	—	12,500	—
Total	$5,388,567	$—	$5,106,161	$282,406

	December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$138,224	$—	$138,224	$—
State and political subdivisions	187,377	—	187,377	—
Non-U.S. government	31,031	—	31,031	—
U.S. corporate	2,888,625	—	2,769,252	119,373
Non-U.S. corporate	607,669	—	511,918	95,751
Other asset-backed	1,193,670	—	1,179,889	13,781
Total fixed maturity securities	5,046,596	—	4,817,691	228,905
Total	$5,046,596	$—	$4,817,691	$228,905
We did not have any liabilities recorded at fair value as of September 30, 2021, and December 31, 2020.
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2021	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2021	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$129,613	$(30)	$(2,778)	$53,000	$—	$—	$(3,426)	$4,318	$(3,010)	$177,687	$(30)	$(2,769)
Non-U.S. corporate	91,157	958	(644)	6,000	—	—	(14,148)	3,010	—	86,333	(83)	235
Other asset-backed	10,015	—	(170)	10,000	—	—	(1,459)	—	—	18,386	—	(146)
Total	$230,785	$928	$(3,592)	$69,000	$—	$—	$(19,033)	$7,328	$(3,010)	$282,406	$(113)	$(2,680)
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Beginning balance as of July 1, 2020	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2020	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$108,868	$246	$1,778	$26,999	$—	$—	$(4,899)	$—	$(5,500)	$127,492	$(31)	$1,948
Non-U.S. corporate	99,074	(5)	(519)	3,000	—	—	(105)	—	—	101,445	(5)	(519)
Other asset-backed	8,515	—	328	24,993	—	—	(1,182)	—	(4,846)	27,808	—	212
Total	$216,457	$241	$1,587	$54,992	$—	$—	$(6,186)	$—	$(10,346)	$256,745	$(36)	$1,641
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2021	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$119,373	$(92)	$(3,750)	$71,000	$—	$—	$(8,914)	$7,397	$(7,327)	$177,687	$(92)	$(4,029)
Non-U.S. corporate	95,751	868	3,147	42,786	—	—	(25,044)	3,010	(34,185)	86,333	(168)	(683)
Other asset-backed	13,781	—	(104)	10,000	—	—	(2,723)	—	(2,568)	18,386	—	(130)
Total	$228,905	$776	$(707)	$123,786	$—	$—	$(36,681)	$10,407	$(44,080)	$282,406	$(260)	$(4,842)
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

(Amounts in thousands)	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2020	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$99,862	$193	$3,120	$46,553	$—	$—	$(5,333)	$5,016	$(21,919)	$127,492	$(73)	$4,330
Non-U.S. corporate	77,189	(14)	(1,987)	25,000	—	—	(981)	23,468	(21,230)	101,445	(14)	(3,278)
Other asset-backed	4,038	—	(69)	29,867	—	—	(1,182)	—	(4,846)	27,808	—	(185)
Total	$181,089	$179	$1,064	$101,420	$—	$—	$(7,496)	$28,484	$(47,995)	$256,745	$(87)	$867
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Total realized and unrealized gains (losses) included in net income:
Net investment income	$928	$241	$776	$179
Net investment gains (losses)	—	—	—	—
Total	$928	$241	$776	$179
Total gains (losses) included in net income attributable to assets still held:
Net investment income	$(113)	$(36)	$(260)	$(87)
Net investment gains (losses)	—	—	—	—
Total	$(113)	$(36)	$(260)	$(87)
The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2021:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$157,800	Credit spreads	52 - 148	90
Non-U.S. corporate	Internal models	$78,134	Credit spreads	67 - 126	95
______________
(1)Certain classes of instruments classified as Level 3 are excluded as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
(2)Unobservable inputs weighted by the relative fair value of the associated instrument.
Liabilities Not Required to Be Carried at Fair Value
The following table provides fair value information for financial instruments that are reflected in the accompanying unaudited condensed consolidated financial statements at amounts other than fair value. We have certain financial instruments that are not recorded at fair value, including cash and cash equivalents and accrued investment income, the carrying value of which approximate fair value due to the short-term nature of these instruments and are not included in this disclosure.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	September 30, 2021		December 31, 2020
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$739,838	$810,480	$738,162	$800,367
As of September 30, 2021, we were also committed to fund $29.9 million in private placement investments.
(5)Loss Reserves
Activity for the liability for loss reserves for the nine months ended September 30 is summarized as follows:

(Amounts in thousands)	2021	2020
Loss reserves, beginning balance	$555,679	$235,062
Run-off reserves	(654)	(1,597)
Net loss reserves, beginning balance	555,025	233,465

Losses and LAE incurred related to current accident year	104,939	281,621
Losses and LAE incurred related to prior accident years	14,468	10,222
Total incurred (1)	119,407	291,843

Losses and LAE paid related to current accident year	(1,574)	(1,130)
Losses and LAE paid related to prior accident years	(25,194)	(49,889)
Total paid (1)	(26,768)	(51,019)

Net loss reserves, ending balance	647,664	474,289
Run-off reserves	701	455
Loss reserves, ending balance	$648,365	$474,744
______________
(1)Losses and loss adjustment expenses (“LAE”) incurred and paid exclude losses related to our run-off business.
The liability for loss reserves represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant, and result in future increases to reserves by amounts that could be material to our results of operations, financial condition and liquidity.
Losses incurred related to insured events of the current accident year relate to defaults that occurred in that year and represent the estimated ultimate amount of losses to be paid on such defaults. Losses incurred related to insured events of prior accident years represent the (favorable) or unfavorable development of reserves as a result of the actual rates at which delinquencies go to claim (“claim rates”) and claim amounts being different than those we estimated when originally establishing the reserves. Such estimates are based on our historical experience, which we believe is representative of expected future losses at the time of estimation. As a result of the extended period of time that may exist between the reporting of a delinquency and the claim payment, as well as changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts ultimately paid.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
For the nine months ended September 30, 2021, losses and LAE incurred of $104.9 million related to insured events of the current accident year was primarily attributable to new delinquencies, a portion of which was from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. When establishing loss reserves for borrowers in forbearance, we assume a lower rate of delinquencies becoming active claims, which has the effect of producing a lower reserve compared to delinquencies that are not in forbearance. Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. As COVID-19 is an ongoing health crisis, unlike a hurricane that occurs at a point in time with the rebuild starting soon afterward, our prior hurricane experience was one consideration, among many, in the establishment of loss reserves. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments. We also recorded additional reserves of $14.5 million in incurred losses attributable to prior accident years primarily due to our expectation that pre-COVID-19 delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date.
For the nine months ended September 30, 2020, losses and LAE incurred of $281.6 million related to insured events of the current accident year was primarily attributable to a significant increase in the number of new delinquencies driven mostly by borrower forbearance as a result of COVID-19. We also strengthened reserves on existing delinquencies related to insured events of the current and prior accident years primarily due to a deterioration in early cure emergence patterns and modest increases to claim severity.
(6)Reinsurance
We reinsure a portion of our policy risks to other companies in order to reduce our ultimate losses, diversify our exposures and comply with regulatory requirements. We also assume certain policy risks written by other companies.
Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurers are unable to meet their obligations, we remain liable for the reinsured claims. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers.
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net premiums written:
Direct	$252,719	$252,259	$738,848	$698,628
Assumed	78	102	249	343
Ceded	(18,500)	(12,537)	(53,150)	(33,586)
Net premiums written	$234,297	$239,824	$685,947	$665,385

Net premiums earned:
Direct	$261,485	$263,858	$790,986	$753,717
Assumed	78	102	249	343
Ceded	(18,500)	(12,537)	(53,150)	(33,586)
Net premiums earned	$243,063	$251,423	$738,085	$720,474

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The difference between written premiums of $685.9 million and earned premiums of $738.1 million represents the decrease in unearned premiums for the nine months ended September 30, 2021. The decrease in unearned premiums was primarily the result of elevated policy cancellations in our single premium mortgage insurance product driven by low interest rates and higher mortgage refinancing for the nine months ended September 30, 2021.
Insurance-linked note excess of loss reinsurance treaties
On September 2, 2021, we obtained $371.5 million of excess of loss reinsurance coverage from Triangle Re 2021-3 Ltd. (“Triangle Re 2021-3”) on a portfolio of existing mortgage insurance policies written from January 2021 through June 2021. In connection with entering into the reinsurance agreement with Triangle Re 2021-3, we believe that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2021-3 is assuming significant insurance risk and a reasonable possibility of significant loss. At closing, we retain the first layer of aggregate losses up to $303.5 million. Triangle Re 2021-3 provides 72% reinsurance coverage for losses above our retained layer up to $371.5 million.
On April 16, 2021, we obtained $302.7 million of excess of loss reinsurance coverage from Triangle Re 2021-2 Ltd. (“Triangle Re 2021-2”) on a portfolio of existing mortgage insurance policies written from September 2020 through December 2020. In connection with entering into the reinsurance agreement with Triangle Re 2021-2, we believe that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2021-2 is assuming significant insurance risk and a reasonable possibility of significant loss. For the reinsurance coverage, we retain the first layer of aggregate losses up to $188.6 million. Triangle Re 2021-2 provides 76% reinsurance coverage for losses above our retained first layer up to $302.7 million.
On March 2, 2021, we obtained $495.0 million of excess of loss reinsurance coverage from Triangle Re 2021-1 Ltd. (“Triangle Re 2021-1”) on a portfolio of existing seasoned mortgage insurance policies written from January 2014 through December 2018 and from October 2019 through December 2019. In connection with entering into the reinsurance agreement with Triangle Re 2021-1, we believe that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2021-1 is assuming significant insurance risk and a reasonable possibility of significant loss. Triangle Re 2021-1 reinsurance coverage is derived by applying a reinsurance cession percentage to the mortgage insurance coverage for each loan to get to an Aggregate Exposed Principal Balance (“AEPB”). This AEPB accounts for any existing reinsurance and ensures we retain a minimum 5% vertical risk retention on each loan. For the reinsurance coverage, we retain the first layer of aggregate losses up to $212.1 million. Triangle Re 2021-1 provides 100% reinsurance coverage for losses above our retained first layer up to $495.0 million.
On October 22, 2020, we obtained $349.6 million of excess of loss reinsurance coverage from Triangle Re 2020-1 Ltd. (“Triangle Re 2020-1”) on a portfolio of existing mortgage insurance policies written from January 2020 through August 2020. In connection with entering into the reinsurance agreement with Triangle Re 2020-1, we concluded that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2020-1 is assuming significant insurance risk and a reasonable possibility of significant loss. For the reinsurance coverage, we retain the first layer of aggregate losses up to $521.8 million. Triangle Re 2020-1 provides 67% reinsurance coverage for losses above our retained first layer up to $349.6 million.
Other excess of loss reinsurance treaties
On February 4, 2021, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $210.4 million of reinsurance coverage on a portion of current and expected new insurance written (“NIW”) for the 2021 book year, effective January 1, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
Effective April 1, 2020, we executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on subject loans written between book years 2009 and 2019 to help mitigate higher levels of delinquencies as a result of COVID-19.
Effective January 1, 2020, we executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on the then current and expected NIW for the 2020 book year. We also entered into excess of loss reinsurance agreements with other external panels of reinsurers covering our 2016 through 2019 books of business.
(7)Borrowings
In 2020, we issued $750 million aggregate principal amount of 6.5% senior notes due in 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2025 Senior Notes mature on August 15, 2025. The first two interest payments of approximately $23.6 million and $24.4 million were paid in February 2021 and August 2021, respectively.
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	September 30, 2021	December 31, 2020
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(10,162)	(11,838)
Total	$739,838	$738,162
(8)Income Taxes
We compute the provision for income taxes on a separate return with benefits for loss method. If during the nine months ended September 30, 2021 and 2020, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources, employee benefit administration and legal). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $37.2 million and $35.1 million for the nine months ended September 30, 2021 and 2020, respectively. Reimbursement was not required for certain of these administrative and operating expenses. As a result, we recorded capital contributions from Genworth of $0.9 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Our investment portfolio is managed by Genworth. Under the terms of the investment management agreement we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $4.2 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.2 million and $1.1 million for these services for the nine months ended September 30, 2021 and 2020, respectively.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of September 30:

(Amounts in thousands)	2021	2020
Amounts payable to Genworth	$7,294	$9,588
Amounts receivable from Genworth	$150	$1,318
(10)Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of dilutive potential common shares. Dilutive potential common shares relate to our share-based compensation arrangements.
The calculation of basic and diluted net income per share is as follows.

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income (loss)	$137,208	$138,015	$393,151	$279,240

Average common shares outstanding - basic	162,840	162,840	162,840	162,840
Dilutive effect of share-based compensation arrangements	12	—	4	—
Adjusted average common shares outstanding - diluted	162,852	162,840	162,844	162,840

Net income (loss) per share:
Basic	$0.84	$0.85	$2.41	$1.71
Diluted	$0.84	$0.85	$2.41	$1.71

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(11)Changes in Accumulated Other Comprehensive Income
The following tables present a rollforward of accumulated other comprehensive income for the periods indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Total
Balance as of July 1, 2021, net of tax	$159,854	$159,854
Cumulative effect of change in accounting, net of taxes	—	—
Other comprehensive income (loss) before reclassifications	(25,337)	(25,337)
Amounts reclassified (from) to other comprehensive income (loss)	(562)	(562)
Total other comprehensive income (loss)	(25,899)	(25,899)
Balance as of September 30, 2021, net of tax	$133,955	$133,955

(Amounts in thousands)	Net unrealized investment gains (losses)	Total
Balance as of July 1, 2020, net of tax	$152,948	$152,948
Other comprehensive income (loss) before reclassifications	29,528	29,528
Amounts reclassified (from) to other comprehensive income (loss)	1,271	1,271
Total other comprehensive income (loss)	30,799	30,799
Balance as of September 30, 2020, net of tax	$183,747	$183,747

(Amounts in thousands)	Net unrealized investment gains (losses)	Total
Balance as of January 1, 2021, net of tax	$208,378	$208,378
Cumulative effect of change in accounting, net of taxes	281	281
Other comprehensive income (loss) before reclassifications	(74,576)	(74,576)
Amounts reclassified (from) to other comprehensive income (loss)	(128)	(128)
Total other comprehensive income (loss)	(74,704)	(74,704)
Balance as of September 30, 2021, net of tax	$133,955	$133,955

(Amounts in thousands)	Net unrealized investment gains (losses)	Total
Balance as of January 1, 2020, net of tax	$93,431	$93,431
Other comprehensive income (loss) before reclassifications	88,759	88,759
Amounts reclassified (from) to other comprehensive income (loss)	1,557	1,557
Total other comprehensive income (loss)	90,316	90,316
Balance as of September 30, 2020, net of tax	$183,747	$183,747

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021 and 2020
(Unaudited)
The following table presents the effect of the reclassifications of significant items out of accumulated other comprehensive income on the respective line items of the consolidated statements of income, for the periods indicated:

	Amount reclassified from accumulated other comprehensive income				Affected line item in the condensed consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net unrealized gains (losses) on investments	$711	$(1,610)	$162	$(1,971)	Net investment gains (losses)
Benefit (expense) from income taxes	(149)	339	(34)	414	Provision for income taxes
(12)Subsequent Events
In April 2021, we entered into an agreement to purchase Genworth’s minority ownership interest in a mortgage guarantee business in India. On November 1, 2021, we completed the purchase for a cash purchase price that is not material to us.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2021 and 2020, and our audited consolidated financial statements and related notes for the years ended December 31, 2020 and 2019 issued on March 23, 2021. This discussion includes forward-looking statements and involves numerous risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations, all of which may be exacerbated by COVID-19. Factors that could cause such differences are discussed in this section. For additional information, refer to the sections entitled “Industry and Market Data,” “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our final prospectus dated September 15, 2021, (the “Prospectus”), as filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933 (as amended, the “Securities Act”). We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Future results could differ significantly from the historical results presented in this section. References to EHI, Enact, Enact Holdings, the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
Key Factors Affecting Our Results
There have been no material changes to the factors affecting our results, as compared to those disclosed in the Prospectus, other than the impact of COVID-19 as discussed below in “—Trends and Conditions”.
Trends and Conditions
The United States economy and consumer confidence improved in the third quarter of 2021 compared to the second quarter of 2021. The unemployment rate has continued to decrease since the beginning of the pandemic and was 4.8% in September 2021. While this is elevated compared to the pre-pandemic level of 3.5% in February 2020, it has steadily decreased from a peak of 14.8% in April 2020. Even after the continued recovery in the third quarter of 2021, the number of unemployed Americans stands at approximately 7.7 million, which is 2.0 million higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to 1.1 million from a peak of 18 million in April 2020, and the number of permanent job losses decreased to approximately 2.3 million. In addition, the number of long term unemployed over 26 weeks has continued to decrease since March 2021, falling to approximately 2.7 million in September 2021.
Specific to housing finance, mortgage origination activity remained robust in the third quarter of 2021 fueled by refinance activity and strong home sales. Refinance activity remained robust compared to the second quarter of 2021 but decreased compared to the third quarter of 2020. The purchase market remained strong, with annualized sales of previously owned homes increasing over the second quarter of 2021 but down from the post-2006 peak in the fourth quarter of 2020. Total unsold inventory of homes remains low at a 2.4-month supply as of September 2021, which continues to drive home prices higher, increasing our average loan amount on new insurance written. Interest rates decreased modestly during the third quarter of 2021 to 2.87%, which was the lowest level since the fourth quarter of 2020. Affordability declined in August compared to one year ago due to rising home prices modestly offset by lower interest rates and rising median family income according to the National Association of Realtors Housing Affordability Index, but remains above a level that a family with median income can afford a median-priced home.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act requires mortgage servicers to provide up to 180 days of forbearance for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to COVID-19. Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. In addition, on February 25, 2021, the FHFA announced that borrowers with a mortgage backed by the GSEs who are in an active COVID-19 forbearance plan as of February 28, 2021, may request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the third quarter of 2021 with approximately 3.2% or 29,526 of our active primary policies reported in a forbearance plan, of which approximately 55% were reported as delinquent. It is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.
The foreclosure moratorium for mortgages that are purchased by the GSEs expired on July 31, 2021. However, on June 28, 2021 the Consumer Financial Protection Bureau’s (“CFPB”) issued a final rule to amend Regulation X of the Real Estate Settlement Procedures Act effective August 31, 2021, to assist mortgage borrowers affected by the COVID-19 emergency. The final rule establishes temporary procedural changes that require a loss mitigation review prior to a servicer’s first notice or foreclosure filing on certain mortgages. On June 29, 2021, the FHFA announced that servicers were immediately prohibited from making a first notice or foreclosure filing for mortgages backed by the GSEs that would be prohibited by the CFPB Regulation X Final Rule before it took effect on August 31, 2021. These announcements generally prohibit servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021.
The pandemic continued to affect our financial results in the third quarter of 2021 but to a lesser extent than in the second quarter of 2021 as we experienced elevated, but declining, servicer reported forbearance. While new delinquencies increased during the third quarter of 2021, the magnitude was in-line with historical seasonal trends and the third quarter of 2021 new delinquency rate of 0.8% remained consistent with pre-pandemic levels.
The future impact of COVID-19 on our future business results is difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. While we continue to monitor regulatory and government actions and the resolutions of forbearance delinquencies, it is possible the pandemic could have a significant adverse impact on our future results of operations and financial condition.
Private mortgage insurance market penetration (“market penetration”) and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On December 17, 2020, the FHFA published the Enterprise Capital Framework, which includes significantly higher regulatory capital requirements for the GSEs over current requirements. However, on September 15, 2021, the FHFA announced a Notice of Proposed Rulemaking to amend the Enterprise Capital Framework, including technical corrections to provisions that were published on December 17, 2020. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. In conjunction with preparing to release the GSEs from conservatorship, on January 14, 2021, the FHFA and the Treasury Department agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value (“LTV”) ratios above 90%. However, on September 14, 2021, the FHFA and Treasury

Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions terminate on the later of one year after September 14, 2021, or six months after the Treasury Department notifies the GSEs of termination. Because the suspension of these limits is based on the current market size, we do not expect any material impact to the private mortgage market in the near term.
The CFPB’s Qualified Mortgage (“QM”) regulations also include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet certain requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the CFPB rule defining what constitutes a QM (the “QM Rule”). On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the amended QM Rule until October 1, 2022. As provided under the final rule, the prior 43% debt-to-income-based QM Rule definition, the new price-based average prime offer rate (“APOR”) definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, the GSEs issued notices stating that due to the requirements of the PSPAs they would only acquire loans that meet the new price-based APOR definition set forth under the amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43% Debt-to-Income (“DTI”) based QM Rule definition and the QM Patch will continue to qualify under the new price-based APOR definition, and therefore, we expect little impact from this change. For more information about the potential future impact, see “Risk Factors—Risks Relating to Our Business—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition” and “Risk Factors—Risks Relating to Our Business—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our Prospectus.
New insurance written of $24.0 billion in the third quarter of 2021 decreased 10% compared to the third quarter of 2020 primarily due to lower estimated private mortgage insurance market in the current year. The year-over-year decrease in estimated private mortgage insurance available market was primarily driven by lower refinance originations.
Our primary persistency increased to 65% during the third quarter of 2021 compared to 59% during the third quarter of 2020 but remained below historic levels of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. Low persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force growth from new insurance written, accelerating the recognition of earned premiums due to single premium policy cancellations resulting in higher earned premiums in prior periods, accelerating the amortization of our existing reinsurance transactions reducing their associated Private Mortgage Insurer Eligibility Requirements (“PMIERs”) capital credit and shifting the concentration of our primary IIF to more recent years of policy origination. As of September 30, 2021, our primary insurance in-force has approximately 6% concentration in 2014 and prior book years. More specifically, our 2005 through 2008 book year concentration is approximately 4%. In contrast, our 2020 book year represents 34% of our primary insurance in-force concentration while our 2021 book year is 33% as of September 30, 2021.
The U.S. private mortgage insurance industry is highly competitive. Our market share is influenced by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. Since the IPO of Enact Holdings, we have held discussions with customers that previously conducted limited to no business with Enact. These discussions have been promising to date and as a result, we expect the volume of business with these customers to increase in future periods, although the ultimate outcome remains uncertain. We continue to manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant. We see the market and underwriting conditions, including the pricing environment, as being well within our risk adjusted return appetite enabling us to write new business at attractive, low-to-mid teen returns. Ultimately, we expect our new insurance written with its strong credit profile and attractive pricing to positively contribute to our future profitability and return on equity.
Net earned premiums declined in the third quarter of 2021 compared to the third quarter of 2020 as insurance in force growth was offset by a decrease in single premium cancellations, the continued lapse of older, higher priced policies and higher ceded premiums as the use of credit risk transfer increased. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 but remains elevated compared to pre-COVID-19 levels. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through third quarter 2021 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim (“claim rates”) for these loans. The post-default premium liability increased by $1 million in the third quarter of 2021 and the total liability for all delinquencies was $14 million as of September 30, 2021. As a result of COVID-19, certain state insurance regulators required or requested the provision of grace periods of varying lengths to insureds in the event of non-payment of premium. Regulators differed greatly in their approaches but generally focused on the avoidance of cancellation of coverage for non-payment. While most of these requirements and requests have lapsed, it is possible that some or all of them could be re-issued in the event of declarations of new states of emergency that might result from worsening pandemic conditions. We currently comply with all state regulatory requirements. If timely payment is not made, future premiums could decrease and the certificate of insurance could be subject to cancellation after 60 days, or such longer time as required under applicable law.
Our loss reserves continue to be impacted by COVID-19. Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job have taken advantage of available forbearance programs and payment deferral options. During the peak of the pandemic, we experienced elevated new delinquencies subject to forbearance plans which may ultimately cure at a higher rate than traditional delinquencies. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, our prior hurricane experience was leveraged in combination with recent cure activity from COVID-19 related delinquencies as considerations in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19. Approximately 36% of our primary new delinquencies in the third quarter of 2021 were subject to a forbearance plan as compared to less than 5% in recent quarters prior to COVID-19.
Severity of loss on loans that do go to claim may be positively impacted by home price appreciation, however, severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance timeline, the associated elevated expenses, the higher loan amount of the recent new delinquencies and if current home price appreciation reverses in the future. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
Our loss ratio for the three months ended September 30, 2021, was 14% as compared to 18% for the three months ended September 30, 2020. The decrease was largely from lower new delinquencies in the current year from the improving economy, partially offset by favorable IBNR development of $23 million in the prior year. New primary delinquencies of 7,427 contributed $33 million of loss expense in the third quarter of 2021. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience, and the ongoing economic impact due to the pandemic. We incurred $61 million of losses from new delinquencies in the third quarter of 2020 driven primarily by an increase in borrower forbearance as a result of COVID-19.
As of September 30, 2021, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 11.9, compared with a risk-to-capital ratio of 12.0:1 and 12.3:1 as of June 30, 2021, and December 31, 2020, respectively. GMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. As a result, we do not expect any immediate, material pressure to GMICO’s risk-to-capital ratio in the short term as a result of COVID-19. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. On June 29, 2020, the GSEs issued the “PMIERs Amendment.” In September 2020, the GSEs issued an amended and restated version of the PMIERs Amendment that became effective retroactively on June 30, 2020, and included a new reporting requirement that became effective on December 31, 2020. On December 4, 2020, the GSEs issued a revised and restated version of the PMIERs Amendment that revised and replaced the version issued in September 2020. The December 4, 2020, version extended the application of reduced PMIERs capital factors to each non-performing loan that has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021, and extended the capital preservation period from March 31, 2021, to June 30, 2021. On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued on December 4, 2020. The June 30, 2021, version allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021, to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021, version also extends the capital preservation period through December 31, 2021, with certain exceptions, as described below.
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was amended with respect to each non-performing loan that (i) has an initial missed monthly payment occurring on or after March 1, 2020, and prior to April 1, 2021, or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposed temporary capital preservation provisions through December 31, 2021, that require an approved insurer to meet certain PMIERs minimum required assets buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. In addition, the PMIERs Amendment imposes permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) approval of GMICO’s plan to secure additional capital, if needed, (b) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. for two consecutive quarters and (c) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:
•GMICO to maintain 115% of PMIERs minimum required assets through 2021, 120% during 2022 and 125% thereafter;
•Enact Holdings to retain $300 million of net proceeds from the 2025 Senior Notes offering that can be drawn down exclusively for debt service of those notes or to contribute to GMICO to meet its regulatory capital needs including PMIERs; and
•written approval must be received from the GSEs prior to any additional debt issuance by either GMICO or Enact Holdings.
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. The GSEs informed us that a sale of our shares resulting in Genworth owning 70% or less of Enact Holdings by year end 2021 would delay each step up of the PMIERs minimum required asset requirements listed in the first bullet above by one calendar year. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth were to own 50% or less of Enact Holdings at any point prior to their expiration. We understand that Genworth’s current plans do not include a potential sale in which Genworth owns less than 80% of Enact Holdings.
As of September 30, 2021, we had estimated available assets of $5,126 million against $2,839 million net required assets under PMIERs compared to available assets of $4,926 million against $2,985 million net required assets as of June 30, 2021. The sufficiency ratio as of September 30, 2021, was 181% or $2,287 million above the published PMIERs requirements, compared to 165% or $1,941 million above the published PMIERs requirements as of June 30, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on our business. The increase in the PMIERs sufficiency was driven in part by the completion of an insurance linked notes transaction, which added $372 million of additional PMIERs capital credit as of September 30, 2021, elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies, partially offset by elevated new insurance written and amortization of our reinsurance transactions executed prior to the third quarter of 2021. Our PMIERs required assets as of September 30, 2021, and June 30, 2021, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $570 million of benefit to our September 30, 2021, PMIERs required assets compared to $760 million of benefit as of June 30, 2021. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On September 2, 2021, we obtained $372 million of fully collateralized excess of loss reinsurance coverage from Triangle Re 2021-3 Ltd. on a portfolio of existing mortgage insurance policies written from January 2021 through June 2021. Credit risk transfer transactions provided an aggregate of approximately $1,597 million of PMIERs capital credit as of September 30, 2021. We may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

In July 2021, GMICO received approval from the NCDOI for a dividend of $200 million to be distributed by year-end 2021. We believe this is an important milestone as we work to restart the return of capital to shareholders. We continue to assess the economic and business conditions, including the resolution of forbearance related delinquencies, in support of a fourth quarter dividend to shareholders. To date, aggregate performance indications have been supportive. If these indications remain supportive, management intends to recommend the execution of a $200 million 2021 dividend to the Enact Independent Capital Committee and the Enact Board of Directors for their approval. Any future dividend is also subject to market conditions, business performance, business and regulatory approvals.
Results of Operations and Key Metrics
Results of Operations
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
The following table sets forth our consolidated results for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$243,063	$251,423	$(8,360)	(3)%
Net investment income	35,995	33,197	2,798	8%
Net investment gains (losses)	580	(1,609)	2,189	(136)%
Other income	671	1,325	(654)	(49)%
Total revenues	280,309	284,336	(4,027)	(1)%
Losses and expenses:
Losses incurred	34,124	44,475	(10,351)	(23)%
Acquisition and operating expenses, net of deferrals	55,151	54,994	157	—%
Amortization of deferred acquisition costs and intangibles	3,669	3,873	(204)	(5)%
Interest expense	12,756	5,512	7,244	131%
Total losses and expenses	105,700	108,854	(3,154)	(3)%
Income before income taxes and change in fair value of unconsolidated affiliate	174,609	175,482	(873)	—%
Provision for income taxes	37,401	37,467	(66)	—%
Net income	$137,208	$138,015	$(807)	(1)%
Loss ratio (1)	14%	18%
Expense ratio (net earned premiums) (2)	24%	23%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio (net earned premiums) is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
Revenues
Premiums decreased mainly attributable to lower single premium cancellations, continued lapse of our in-force portfolio as older, higher priced policies continued to lapse in the current low interest rate environment and higher ceded premiums as the use of credit risk transfer increased partially offset by higher IIF.

Net investment income increased primarily from higher average invested assets in the current year and higher income from bond calls, partially offset by lower investment yields in the current year.
Net investment gains in the current year were primarily driven by realized gains from the sale of fixed maturity securities. Net investment losses in the prior year were largely from realized losses from the sale of fixed maturity securities.
Other income primarily includes underwriting fee revenue charged on a per-unit or per-diem basis, as defined in the underwriting agreement. Other income decreased primarily due to lower contract underwriting revenue.
Losses and expenses
Losses incurred decreased largely from lower new delinquencies from the improving economy. New primary delinquencies of 7,427 contributed $33 million of loss expense in the three months ending September 30, 2021. This compares to $61 million of loss expense from 16,664 primary new delinquencies in 2020 which was partially offset by $23 million favorable IBNR development in the third quarter of 2020.
The following table shows incurred losses related to current and prior accident years for the three months ended September 30:

(Amounts in thousands)	2021	2020
Losses and LAE incurred related to current accident year	$33,343	$42,928
Losses and LAE incurred related to prior accident years	791	1,527
Total incurred (1)	$34,134	$44,455
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, was primarily flat in the three months ending September 30, 2021, attributable to strategic transaction preparation costs offset by lower costs allocated by our parent in the current year.
The expense ratio (net earned premiums) increased mainly driven by lower premiums in the quarter and $3 million of strategic transaction preparation costs and restructuring costs partially offset by lower costs allocated by our parent. The strategic transaction preparation costs and restructuring costs increased the expense ratio by approximately 1 point.
Interest expense relates to our 2025 Senior Notes and increased as the notes were outstanding for only a portion of the three months ending September 30, 2020. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2021 and 2020.
Provision for income taxes
The effective tax rate was 21.4% and 21.4% for the three months ended September 30, 2021 and 2020, respectively, consistent with the United States corporate federal income tax rate.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
The following table sets forth our consolidated results for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$738,085	$720,474	$17,611	2%
Net investment income	105,943	97,890	8,053	8%
Net investment gains (losses)	(2,129)	(1,953)	(176)	9%
Other income	3,114	4,534	(1,420)	(31)%
Total revenues	845,013	820,945	24,068	3%
Losses and expenses:
Losses incurred	119,501	290,785	(171,284)	(59)%
Acquisition and operating expenses, net of deferrals	175,823	155,473	20,350	13%
Amortization of deferred acquisition costs and intangibles	11,104	11,453	(349)	(3)%
Interest expense	38,238	5,512	32,726	594%
Total losses and expenses	344,666	463,223	(118,557)	(26)%
Income before income taxes and change in fair value of unconsolidated affiliate	500,347	357,722	142,625	40%
Provision for income taxes	107,196	78,482	28,714	37%
Net income	$393,151	$279,240	$113,911	41%
Loss ratio (1)	16%	40%
Expense ratio (net earned premiums) (2)	25%	23%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio (net earned premiums) is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
Revenues
Premiums increased mainly attributable to higher IIF partially offset by a decrease in policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, continued lapse of our in-force portfolio as older, higher priced policies continued to lapse in the current low interest rate environment and higher ceded premiums as the use of credit risk transfer increased.
Net investment income increased primarily from higher average invested assets in the current year and higher income from bond calls, partially offset by lower investment yields in the current year.
Net investment losses in the current year were primarily driven by realized losses from the sale of fixed maturity securities. Net investment losses in the prior year were mainly driven by realized losses from the sale of fixed maturity securities.
Other income primarily includes underwriting fee revenue charged on a per-unit or per-diem basis, as defined in the underwriting agreement. Other income decreased primarily due to lower contract underwriting revenue.

Losses and expenses
Losses incurred decreased largely from lower new delinquencies from the improving economy and unfavorable reserve adjustments in the prior year as a result of COVID-19. New primary delinquencies of 24,342 contributed $107 million of loss expense in the first nine months of 2021. This compares to $258 million of loss expense from 73,151 new primary delinquencies in the first nine months of 2020. In the prior year existing reserves were strengthened by $32 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. Additionally, the prior year included additional reserves of $5 million for IBNR delinquencies. During the first nine months of 2021, reserves were strengthened $10 million due to our expectation that pre-COVID-19 delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures.
The following table shows incurred losses related to current and prior accident years for the nine months ended September 30:

(Amounts in thousands)	2021	2020
Losses and LAE incurred related to current accident year	$104,939	$281,621
Losses and LAE incurred related to prior accident years	14,468	10,222
Total incurred (1)	$119,407	$291,843
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher costs allocated by our Parent, strategic transaction preparation costs and restructuring charges partially offset by lower volume-related operating costs.
The expense ratio (net earned premiums) increased mainly driven by higher costs allocated by our Parent, $10 million of strategic transaction preparation costs and a one-time restructuring charge of $2 million partially offset by lower volume-related operating costs. The strategic transaction preparation costs and restructuring costs increased the expense ratio by approximately 2 points.
Interest expense relates to our 2025 Senior Notes and increased as the notes were outstanding for only a portion of the nine months ending September 30, 2020. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2021 and 2020.
Provision for income taxes
The effective tax rate was 21.4% and 21.9% for the nine months ended September 30, 2021 and 2020, respectively, consistent with the United States corporate federal income tax rate.
Use of Non-GAAP Measures
We use a non-U.S. GAAP (“non-GAAP”) financial measure entitled “adjusted operating income.” This non-GAAP financial measure aligns with the way our business performance is evaluated by both management and by our board of directors. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although “adjusted operating income” is a non-GAAP financial measure, for the reasons discussed below we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our chief operating decision maker, uses “adjusted operating income” as the primary measure to evaluate the fundamental financial performance of our business and to allocate resources.

“Adjusted operating income” is defined as U.S. GAAP net income excluding the effects of (i) net investment gains (losses) and (ii) Restructuring costs and infrequent or unusual non-operating items.
(i)Net investment gains (losses)—The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities or exposure management. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized gains and losses. We do not view them to be indicative of our fundamental operating activities. Therefore, these items are excluded from our calculation of adjusted operating income.
(ii)Restructuring costs and infrequent or unusual non-operating items are also excluded from adjusted operating income if, in our opinion, they are not indicative of overall operating trends.
In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period. We may disclose other non-GAAP operating measures if we believe that such a presentation would be helpful for investors to evaluate our operating condition by including additional information.
Total adjusted operating income is not a measure of total profitability, and therefore should not be considered in isolation or viewed as a substitute for U.S. GAAP net income. Our definition of adjusted operating income may not be comparable to similarly named measures reported by other companies, including our peers.
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2021	2020
Net income	$137,208	$138,015
Adjustments to net income:
Net investment (gains) losses	(580)	1,609
Costs associated with reorganization	339	—
Taxes on adjustments	50	(338)
Adjusted operating income	$137,017	$139,286
Adjusted operating income decreased for the three months ended September 30, 2021, as compared to September 30, 2020, primarily from modestly lower premiums and from higher interest expense associated with senior notes issued in August 2020. These decreases were mostly offset by lower losses in the current year.

	Nine months ended September 30,
(Amounts in thousands)	2021	2020
Net income	$393,151	$279,240
Adjustments to net income:
Net investment (gains) losses	2,129	1,953
Costs associated with reorganization	2,655	—
Taxes on adjustments	(1,005)	(410)
Adjusted operating income	$396,930	$280,783
We recorded a pre-tax expense of $2 million for the nine months ended September 30, 2021, related to restructuring costs as we evaluate and appropriately size our organizational needs and expenses.
Adjusted operating income increased for the nine months ended September 30, 2021, as compared to September 30, 2020, primarily from lower new delinquencies from the improving economy and unfavorable reserve adjustments in the prior year as a result of COVID-19 offset along with a modest increase in premiums from continued IIF growth. These increases were partially offset by interest expense associated with senior notes issued in August 2020 and higher operating costs in the current year.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.
The following table sets forth selected operating performance measures on a primary basis as of or for the three months ended September 30:

(Dollar amounts in millions)	2021	2020
New insurance written	$23,972	$26,550
Insurance in-force(1)	$222,464	$203,062
Risk in-force	$55,866	$51,393
Persistency rate	65%	59%
PIF (count)	936,934	913,974
Delinquent loans (count)	28,904	49,692
Delinquency rate	3.08%	5.44%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure. Original loan balances are primarily used to determine premiums.

The following table sets forth selected operating performance measures on a primary basis as of or for the nine months ended September 30:

(Dollar amounts in millions)	2021	2020
New insurance written	$75,563	$72,854
Insurance in-force(1)	$222,464	$203,062
Risk in-force	$55,866	$51,393
Persistency rate	61%	62%
PIF (count)	936,934	913,974
Delinquent loans (count)	28,904	49,692
Delinquency rate	3.08%	5.44%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure. Original loan balances are primarily used to determine premiums.
New insurance written
NIW for the three months ended September 30, 2021, decreased 10% compared to the three months ended September 30, 2020, primarily due to lower mortgage refinancing originations in the current period. NIW for the nine months ended September 30, 2021, increased 3.7% compared to the nine months ended September 30, 2020, primarily due to higher mortgage purchase originations and a larger private mortgage insurance market in the current period. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the periods indicated:

	Three months ended September 30,						Nine months ended September 30,
(Amounts in millions)	2021				2020		2021		2020
Primary	$23,972		100%		$26,550	100%	$75,563	100%	$72,854	100%
Pool	—		—	0%	—	—	—	—	—	—
Total	$23,972	23972	100%		$26,550	100%	$75,563	100%	$72,854	100%
The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2021		2020		2021		2020
Purchases	$20,988	88%	$19,914	75%	$57,631	76%	$49,343	68%
Refinances	2,984	12	6,636	25	17,932	24	23,511	32
Total	$23,972	100%	$26,550	100%	$75,563	100%	$72,854	100%
The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2021		2020		2021		2020
Monthly	$21,475	90%	$23,399	88%	$69,720	92%	$65,422	90%
Single	2,431	10	3,028	12	5,563	8	7,066	10
Other	66	—	123	—	280	—	366	—
Total	$23,972	100%	$26,550	100%	$75,563	100%	$72,854	100%

The following table presents primary NIW by FICO score for the three months ended September 30:

(Amounts in millions)	2021		2020
Over 760	$10,708	45%	$11,291	43%
740-759	3,830	16	4,094	15
720-739	3,177	13	3,533	13
700-719	2,702	11	3,115	12
680-699	1,875	8	2,377	9
660-679 (1)	1,010	4	1,279	5
640-659	504	2	613	2
620-639	166	1	248	1
<620	—	—	—	—
Total	$23,972	100%	$26,550	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table presents primary NIW by FICO score for the nine months ended September 30:

(Amounts in millions)	2021		2020
Over 760	$32,990	44%	$31,104	43%
740-759	11,661	15	12,085	16
720-739	10,067	13	10,338	14
700-719	8,812	12	8,632	12
680-699	6,868	9	6,090	8
660-679 (1)	3,061	4	2,681	4
640-659	1,562	2	1,369	2
620-639	542	1	555	1
<620	—	—	—	—
Total	$75,563	100%	$72,854	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the three months ended September 30:

(Amounts in millions)	2021		2020
95.01% and above	$3,396	14%	$3,700	14%
90.01% to 95.00%	8,838	37	11,708	44
85.01% to 90.00%	7,454	31	7,053	27
85.00% and below	4,284	18	4,089	15
Total	$23,972	100%	$26,550	100%

The following table presents primary NIW by LTV ratio for the nine months ended September 30:

(Amounts in millions)	2021		2020
95.01% and above	$8,404	11%	$8,720	12%
90.01% to 95.00%	29,049	39	31,665	44
85.01% to 90.00%	24,464	32	20,681	28
85.00% and below	13,646	18	11,788	16
Total	$75,563	100%	$72,854	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the three months ended September 30:

(Amounts in millions)	2021		2020
45.01% and above	$4,167	17%	$3,071	12%
38.01% to 45.00%	7,949	33	9,921	37
38.00% and below	11,856	50	13,558	51
Total	$23,972	100%	$26,550	100%
The following table presents primary NIW by DTI ratio for the nine months ended September 30:

(Amounts in millions)	2021		2020
45.01% and above	$10,002	13%	$10,570	15%
38.01% to 45.00%	25,899	34	25,521	35
38.00% and below	39,662	53	36,763	50
Total	$75,563	100%	$72,854	100%
Insurance in-force and Risk in-force
IIF increased largely from NIW, partially offset by lapse as we experienced historically low persistency during the current year. Primary persistency was 61% and 62% for the nine months ended September 30, 2021 and 2020, respectively. RIF increased primarily as a result of higher IIF.
The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
Primary IIF	$222,464	100%	$207,947	100%	$203,062	100%
Pool IIF	771	—	883	—	928	—
Total IIF	$223,235	100%	$208,830	100%	$203,990	100%

Primary RIF	$55,866	100%	$52,475	100%	$51,393	100%
Pool RIF	117	—	146	—	156	—
Total RIF	$55,983	100%	$52,621	100%	$51,549	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
Purchases IIF	$169,944	76%	$157,805	76%	$157,108	77%
Refinances IIF	52,520	24	50,142	24	45,954	23
Total IIF	$222,464	100%	$207,947	100%	$203,062	100%

Purchases RIF	$44,871	80%	$41,710	79%	$41,415	81%
Refinances RIF	10,995	20	10,765	21	9,978	19
Total RIF	$55,866	100%	$52,475	100%	$51,393	100%
The following table sets forth primary IIF and primary RIF as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
Monthly IIF	$190,702	86%	$172,558	83%	$165,676	82%
Single IIF	29,013	13	31,628	15	33,192	16
Other IIF	2,749	1	3,761	2	4,194	2
Total IIF	$222,464	100%	$207,947	100%	$203,062	100%

Monthly RIF	$48,495	87%	$44,005	84%	$42,361	82%
Single RIF	6,709	12	7,576	14	8,034	16
Other RIF	662	1	894	2	998	2
Total RIF	$55,866	100%	$52,475	100%	$51,393	100%
The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
2004 and prior	$583	—%	$708	—%	$743	—%
2005 to 2008	8,380	4	10,614	5	11,457	6
2009 to 2013	1,656	1	3,030	2	3,683	2
2014	2,293	1	3,699	2	4,348	2
2015	5,087	2	7,887	4	9,243	5
2016	10,082	4	15,385	7	18,015	9
2017	10,185	5	16,289	8	19,268	9
2018	10,568	5	17,235	8	20,424	10
2019	24,884	11	39,463	19	45,630	22
2020	75,785	34	93,637	45	70,251	35
2021	72,961	33	—	—	—	—
Total	$222,464	100%	$207,947	100%	$203,062	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
2004 and prior	$167	—%	$202	—%	$212	—%
2005 to 2008	2,142	4	2,716	5	2,932	6
2009 to 2013	441	1	832	2	1,017	2
2014	621	1	999	2	1,174	2
2015	1,355	2	2,104	4	2,465	5
2016	2,676	5	4,063	8	4,727	9
2017	2,631	5	4,180	8	4,938	10
2018	2,656	5	4,322	8	5,119	10
2019	6,239	11	9,840	19	11,346	22
2020	18,965	34	23,217	44	17,463	34
2021	17,973	32	—	—	—	—
Total	$55,866	100%	$52,475	100%	$51,393	100%
The following table presents the development of primary IIF for the nine months ended September 30:

(Amounts in millions)	2021	2020
Beginning balance	$207,947	$181,785
NIW	75,563	72,854
Cancellations, principal repayments and other reductions (1)	(61,046)	(51,577)
Ending balance	$222,464	$203,062
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
95.01% and above	$34,259	15%	$34,520	17%	$34,563	17%
90.01% to 95.00%	94,888	43	92,689	45	91,478	45
85.01% to 90.00%	63,349	28	56,341	27	54,787	27
85.00% and below	29,968	14	24,397	11	22,234	11
Total	$222,464	100%	$207,947	100%	$203,062	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
95.01% and above	$9,490	17%	$9,279	18%	$9,196	18%
90.01% to 95.00%	27,509	49	26,774	51	26,403	51
85.01% to 90.00%	15,322	28	13,562	26	13,188	26
85.00% and below	3,545	6	2,860	5	2,606	5
Total	$55,866	100%	$52,475	100%	$51,393	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
Over 760	$87,073	39%	$78,488	38%	$77,557	38%
740-759	35,177	16	33,635	16	33,208	17
720-739	31,374	14	30,058	14	29,277	14
700-719	27,371	12	25,870	12	24,723	12
680-699	21,458	10	20,140	10	19,129	9
660-679 (1)	10,309	5	9,819	5	9,387	5
640-659	6,009	3	5,935	3	5,756	3
620-639	2,787	1	2,902	1	2,861	1
<620	906	—	1,100	1	1,164	1
Total	$222,464	100%	$207,947	100%	$203,062	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
Over 760	$21,767	39%	$19,691	37%	$19,549	38%
740-759	8,824	16	8,497	16	8,424	16
720-739	7,966	14	7,673	15	7,489	15
700-719	6,923	12	6,579	12	6,288	12
680-699	5,383	10	5,100	10	4,864	9
660-679 (1)	2,568	5	2,442	5	2,331	5
640-659	1,497	3	1,472	3	1,423	3
620-639	705	1	737	1	725	1
<620	233	—	284	1	300	1
Total	$55,866	100%	$52,475	100%	$51,393	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
45.01% and above	$31,772	14%	$31,047	15%	$31,202	15%
38.01% to 45.00%	78,302	35	73,555	35	70,751	35
38.00% and below	112,390	51	103,345	50	101,109	50
Total	$222,464	100%	$207,947	100%	$203,062	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2021		December 31, 2020		September 30, 2020
45.01% and above	$8,048	14%	$7,855	15%	$7,897	15%
38.01% to 45.00%	19,773	36	18,647	36	17,966	35
38.00% and below	28,045	50	25,973	49	25,530	50
Total	$55,866	100%	$52,475	100%	$51,393	100%

Delinquent loans and claims
Our delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a delinquency if the borrower fails to make two consecutive monthly mortgage payments prior to the due date of the next mortgage payment. We generally consider a loan to be delinquent and establish required reserves after the insured notifies us that the borrower has failed to make two scheduled mortgage payments. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness/death, inability to manage credit, falling home prices and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification, or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under our policy.
The following table shows a roll forward of the number of primary loans in default for the nine months ended September 30:

(Loan count)	2021	2020
Number of delinquencies, beginning of period	44,904	16,392
New defaults	24,342	73,151
Cures	(39,697)	(38,848)
Claims paid	(620)	(996)
Rescissions and claim denials	(25)	(7)
Number of delinquencies, end of period	28,904	49,692
The following table sets forth changes in our direct primary case loss reserves for the nine months ended September 30:

(Amounts in thousands) (1)	2021	2020
Loss reserves, beginning of period	$516,863	$204,749
Claims paid	(21,603)	(45,923)
Increase in reserves	117,494	277,233
Loss reserves, end of period	$612,754	$436,059
______________
(1)Direct primary case reserves exclude LAE, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	September 30, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,192	$32,548	$319,466	10%
4 - 11 payments	9,021	127,583	528,465	24%
12 payments or more	13,691	452,623	813,386	56%
Total	28,904	$612,754	$1,661,317	37%

	December 31, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,484	$43,361	$548,704	8%
4 - 11 payments	30,324	330,848	1,853,423	18%
12 payments or more	4,096	142,654	204,228	70%
Total	44,904	$516,863	$2,606,355	20%

	September 30, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,904	$48,730	$763,139	6%
4 - 11 payments	32,366	264,201	2,013,517	13%
12 payments or more	3,422	123,128	168,492	73%
Total	49,692	$436,059	$2,945,148	15%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.
The total increase in reserves as a percentage of RIF as of September 30, 2021, compared to December 31, 2020, was primarily driven by higher reserves in relation to a decrease in delinquent RIF. Delinquent RIF decreased mainly from lower total delinquencies as cures outpaced new delinquencies in the first nine months of 2021, while reserves increased primarily from new delinquencies and reserve strengthening in the current year. In addition, due to foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, recent cure performance was not recognized in the reserve estimate. This assumes that remaining delinquencies will have a higher likelihood of going to claim.
As of September 30, 2021, we have experienced an increase in loans that are delinquent for 12 months or more due in large part to borrowers entering a forbearance plan over a year ago driven by COVID-19. We estimated the loss reserve for COVID-19 related delinquencies by applying a claim rate estimate which considers the emergence of cures on forbearance and non-forbearance delinquencies and the ongoing economic impact due to the pandemic. The large volume of additional forbearance delinquencies moving to 12 or more payments in default combined with lower loss expectations on delinquencies subject to a forbearance plan drove the decrease in reserves as a percentage of RIF in the 12 or more payments in default category as of September 30, 2021. Forbearance plans may be extended up to 18 months, therefore, it is possible we could experience elevated delinquencies in this aged category for the remainder of 2021. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender. The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of September 30, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	11%	11%	3.91%
Texas	8	8	3.47%
Florida (1)	7	9	3.73%
New York	5	12	4.41%
Illinois	5	6	3.53%
Michigan	4	2	2.01%
Arizona	4	2	2.64%
North Carolina	4	2	2.54%
Pennsylvania	3	3	2.75%
Washington	3	3	3.65%
All other states (2)	46	42	2.80%
Total	100%	100%	3.08%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.
The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2020:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	11%	11%	6.20%
Texas	8	8	5.82%
Florida (1)	7	10	6.92%
Illinois (1)	5	6	5.21%
New York (1)	5	11	6.92%
Michigan	4	2	2.93%
Washington	4	3	5.37%
Pennsylvania (1)	4	3	4.11%
North Carolina	4	2	3.84%
Arizona	3	2	4.54%
All other states (2)	45	42	4.32%
Total	100%	100%	4.86%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of September 30, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	4.38%
Phoenix, AZ MSA	3	2	2.64%
New York, NY MD	3	8	6.48%
Atlanta, GA MSA	2	3	4.00%
Washington-Arlington, DC MD	2	2	3.88%
Houston, TX MSA	2	3	4.51%
Riverside-San Bernardino CA MSA	2	2	4.42%
Los Angeles-Long Beach, CA MD	2	3	4.98%
Dallas	2	2	3.02%
Nassau County, NY	2	4	6.93%
All Other MSAs	77	67	2.79%
Total	100%	100%	3.08%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2020:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	6.36%
Phoenix, AZ MSA	3	2	4.63%
New York, NY MD	3	8	10.25%
Atlanta, GA MSA	2	3	6.68%
Washington-Arlington, DC MD	2	2	6.09%
Houston, TX MSA	2	3	7.59%
Riverside-San Bernardino CA MSA	2	2	7.08%
Los Angeles-Long Beach, CA MD	2	2	7.57%
Dallas	2	2	5.10%
Seattle-Bellevue, WA MD	2	2	6.33%
All Other MSAs/MDs	77	70	4.43%
Total	100%	100%	4.86%
The frequency of delinquencies may not correlate directly with the number of claims received because delinquencies may cure. The rate at which delinquencies cure is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether a delinquency leads to a claim correlates highly with the borrower’s equity at the time of delinquency, as it influences the borrower’s willingness to continue to make payments, the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan and the borrower’s financial ability to continue making payments. When we receive notice of a delinquency, we use our proprietary model to determine whether a delinquent loan is a candidate for a modification. When our model identifies such a candidate, our loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure sale and deed-in-lieu. These loss mitigation efforts often are an effective way to reduce our claim exposure and ultimate payouts.
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of September 30, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2004 and prior	—%	3%	14.96%	3.61%
2005-2008	4	24	11.14%	18.44%
2009-2013	1	3	6.03%	0.78%
2014	1	3	5.81%	1.12%
2015	2	5	4.67%	1.22%
2016	5	8	4.31%	1.45%
2017	5	10	5.31%	1.89%
2018	5	13	6.51%	2.29%
2019	11	18	4.43%	2.14%
2020	34	12	1.43%	1.16%
2021	32	1	0.24%	0.23%
Total portfolio	100%	100%	3.08%	4.50%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.
The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2020:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2004 and prior	—%	3%	16.82%	3.62%
2005 to 2008	5	25	13.35%	18.79%
2009 to 2013	2	2	5.44%	0.91%
2014	2	3	6.06%	1.57%
2015	4	5	5.66%	1.97%
2016	7	9	5.46%	2.49%
2017	8	12	6.51%	3.34%
2018	8	14	7.70%	4.01%
2019	19	19	5.60%	3.93%
2020	45	8	1.09%	1.04%
Total portfolio	100%	100%	4.86%	4.86%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.

Loss reserves in policy years 2005 through 2008 are outsized compared to their representation of RIF. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of COVID-19 given their significant representation of RIF. As of September 30, 2021, our 2014 and newer policy years represented approximately 93% of our primary RIF and 70% of our total direct primary case reserves.
Investment Portfolio
Our investment portfolio is affected by factors described below, each of which in turn may be affected by COVID-19 as noted above in “—Trends and Conditions.” Management of our investment portfolio has been delegated to our Parent’s investment committee and chief investment officer. Our Parent’s investment team, with oversight from our board of directors and our senior management team, is responsible for the execution of our investment strategy. Our investment portfolio is an important component of our consolidated financial results and represents our primary source of claims paying resources. Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities and is designed to achieve the following objectives:
•Meet policyholder obligations through maintenance of sufficient liquidity;
•Preserve capital;
•Generate investment income;
•Maximize statutory capital; and
•Increase shareholder value, among other objectives.
To achieve our portfolio objectives, our investment strategy focuses primarily on:
•Our business outlook, current and expected future investment conditions;
•Investments selection based on fundamental, research-driven strategies;
•Diversification across a mix of fixed income, low-volatility investments while actively pursuing strategies to enhance yield;
•Regular evaluation and optimization of our asset class mix;
•Continuous monitoring of investment quality, duration, and liquidity;
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	September 30, 2021		December 31, 2020
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$65,117	1%	$138,224	3%
State and political subdivisions	459,783	9	187,377	4
Non-U.S. government	22,758	—	31,031	—
U.S. corporate	2,948,106	55	2,888,625	57
Non-U.S. corporate	712,603	13	607,669	12
Other asset-backed	1,167,700	22	1,193,670	24
Total available-for-sale fixed maturity securities	$5,376,067	100%	$5,046,596	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of September 30, 2021, December 31, 2020, and September 30, 2020. We have no derivative financial instruments in our investment portfolio.
As of September 30, 2021, and December 31, 2020, 97% and 98% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	September 30, 2021	December 31, 2020
AAA	9%	11%
AA	17	13
A	34	36
BBB	37	38
BB & below	3	2
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	September 30, 2021	December 31, 2020
Duration (in years)	3.7	3.4
Pre-tax yield (% of average investment portfolio assets)	2.7%	2.8%
We manage credit risk by analyzing issuers, transaction structures and any associated collateral. We also manage credit risk through country, industry, sector and issuer diversification and prudent asset allocation practices.
We primarily mitigate interest rate risk by employing a buy and hold investment philosophy that seeks to match fixed income maturities with expected liability cash flows in modestly adverse economic scenarios.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the nine months ended September 30:

(Amounts in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$411,082	$560,546
Investing activities	(412,294)	(891,969)
Financing activities	—	303,099
Net increase (decrease) in cash and cash equivalents	$(1,212)	$(28,324)
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities decreased due to timing of tax payments made to our Parent and $48 million of interest payments on our 2025 Senior Notes issued in August 2020, partially offset by higher premiums received from a larger IIF balance and lower claims paid in the current year.
Investing activities are primarily related to purchases, sales, and maturities of our investment portfolio. Net cash used by investing activities decreased primarily as a result of lower net purchases of fixed maturity securities in the current year.
No dividends were paid during the nine months ended September 30, 2021. Financing activities in the nine months ended September 30, 2020, reflects $738.8 million net proceeds from the issuance of our 2025 Senior Notes, partially offset by a $435.7 million dividend paid to Genworth from the net proceeds of that offering. The amount and timing of future dividends will depend on the economic recovery from COVID-19, among other factors as described below.
Capital Resources and Financing Activities
We issued our 2025 Senior Notes in 2020 with interest payable semi-annually in arrears on February 15 and August 15 of each year. We made our first interest payment in the current quarter of $23.6 million. The 2025 Senior Notes mature on August 15, 2025. We may redeem the 2025 Senior Notes, in whole or in part, at any time prior to February 15, 2025, at our option, by paying a make-whole premium, plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, we may redeem the 2025 Senior Notes, in whole or in part, at our option, at 100% of the principal amount, plus accrued and unpaid interest. The 2025 Senior Notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding 2025 Senior Notes if we breach the terms of the indenture.
Pursuant to the GSE Restrictions, we are required to retain $300 million of our holding company cash that can be drawn down exclusively for our debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs. See “—Trends and Conditions” for additional information regarding the GSE Restrictions.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, GMICO has the capacity to pay dividends from unassigned surplus of $229 million as of September 30, 2021, with 30 day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that imposed temporary capital preservation provisions through December 31, 2021, that require an approved insurer to meet certain PMIERs minimum required asset buffers (115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. In addition, prior to the satisfaction of the GSE Conditions, the GSE Restrictions require GMICO to maintain 115% of PMIERs Minimum Required Assets through 2021, 120% during 2022 and 125% thereafter (unless our Parent directly or indirectly owns 70% or less of our common stock by December 31, 2021, in which case, the GSE Restrictions require GMICO to maintain 115% of PMIERs Minimum Required Assets through 2022, 120% during 2023 and 125% thereafter). We understand that our Parent’s current plans do not include a potential sale in which it owns less than 80% of Enact Holdings.
In addition, we review multiple other considerations in parallel to determine a prospective dividend strategy for our regulated insurance operating subsidiaries. Given the regulatory focus on the reasonableness of an insurer’s surplus in relation to its outstanding liabilities and the adequacy of its surplus relative to its financial needs for any dividend, our insurance subsidiaries consider the minimum amount of policyholder surplus after giving effect to any contemplated future dividends. Regulatory minimum policyholder surplus is not codified in North Carolina law and limitations may vary based on prevailing business conditions including, but not limited to, the prevailing and future macroeconomic conditions. We estimate regulators would require a minimum policyholder surplus of approximately $300 million to meet their threshold standard. Given (i) we are subject to statutory accounting requirements that establish a contingency reserve of at least 50% of net earned premiums annually for ten years, after which time it is released into policyholder surplus and (ii) that no material 10-year contingency reserve releases are scheduled before 2024, we expect modest growth in policyholder surplus through 2024. As a result, minimum policyholder surplus could be a limitation on the future dividends of our regulated operating subsidiaries.
As mentioned above, another consideration in the development of the dividend strategies for our regulated insurance operating subsidiaries is our expected level of compliance with PMIERs. Under PMIERs, GMICO is subject to operational and financial requirements that approved insurers must meet in order to remain eligible to insure loans purchased by the GSEs. Refer to “—Trends and Conditions” for recent updates related to these requirements.
Our regulated insurance operating subsidiaries are also subject to statutory RTC requirements that affect the dividend strategies of our regulated operating subsidiaries. GMICO’s domiciliary regulator, the NCDOI, requires the maintenance of a statutory RTC ratio not to exceed 25:1. See “—Risk-to-Capital Ratio” for additional RTC trend analysis.
We consider potential future dividends compared to the prior year statutory net income in the evaluation of dividend strategies for our regulated operating subsidiaries. We also consider the dividend payout ratio, or the ratio of potential future dividends compared to the estimated U.S. GAAP net income, in the evaluation of our dividend strategies. In either case, we do not have prescribed target or maximum thresholds, but we do evaluate the reasonableness of a potential dividend relative to the actual or estimated income generated in the proceeding or preceding calendar year after giving consideration to prevailing business conditions including, but not limited to the prevailing and future macroeconomic conditions. In addition, the dividend strategies of our regulated operating subsidiaries are made in consultation with our Parent.
Risk-to-Capital Ratio
We compute our RTC ratio on a separate company statutory basis, as well as for our combined insurance operations. The RTC ratio is net RIF divided by policyholders’ surplus plus statutory contingency reserve. Our net RIF represents RIF, net of reinsurance ceded, and excludes risk on policies that are currently delinquent and for which loss reserves have been established. Statutory capital consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet.
Certain states have insurance laws or regulations that require a mortgage insurer to maintain a minimum amount of statutory capital (including the statutory contingency reserve) relative to its level of RIF in order for the mortgage insurer to continue to write new business. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted RTC ratio of 25:1.
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	September 30, 2021	December 31, 2020
Statutory policyholders' surplus	$1,558	$1,555
Contingency reserves	2,914	2,518
Combined statutory capital	$4,472	$4,073
Adjusted RIF(1)	$52,752	$49,104
Combined risk-to-capital ratio	11.8	12.1
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere in this periodic report. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our RTC ratio for our principal insurance company, GMICO, as of the dates indicated:

(Dollar amounts in millions)	September 30, 2021	December 31, 2020
Statutory policyholders' surplus	$1,508	$1,475
Contingency reserves	2,913	2,518
GMICO statutory capital	$4,421	$3,993
Adjusted RIF(1)	$52,608	$49,021
GMICO risk-to-capital ratio	11.9	12.3
______________
(1)Adjusted RIF for purposes of calculating GMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of September 30, 2021, we maintained liquidity in the form of cash and cash equivalents of $452 million compared to $453 million as of December 31, 2020, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations. On August 21, 2020, we issued the 2025 Senior Notes. The GSE Restrictions required us to retain $300 million of the net 2025 Senior Notes proceeds that can be drawn down exclusively for our debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs, until the GSE Conditions are satisfied. See “—Trends and Conditions” for additional details. We distributed $437 million of the net proceeds to Genworth Holdings at the closing of the offering of our 2025 Senior Notes. The 2025 Senior Notes were issued to persons reasonably believed to be qualified institutional buyers in a private offering exempt from registration pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. The $300 million of the net proceeds of the 2025 Senior Notes offering retained by EHI comprises substantially all of the cash and cash equivalents held directly by EHI and initially available to pay interest on the 2025 Senior Notes. To the extent the $300 million of net proceeds retained from the 2025 Senior Notes offering is used to provide capital support to GMICO, the GSEs and the NCDOI may seek to prevent GMICO from returning that capital to EHI in the form of a dividend, distribution or an intercompany loan. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than the 2025 Senior Notes.
Financial Strength Ratings
The following GMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Change	Date of Rating
Moody’s Investor Service, Inc.	Baa2	Stable	Upgrade	September 24, 2021
Fitch Ratings, Inc.	BBB+	Stable	Upgrade	September 17, 2021
Standard & Poor’s Financial Services, LLC	BBB	Positive	Upgrade	September 24, 2021
Contractual Obligations and Commitments
We experienced an increase in loss reserves during the nine months ended September 30, 2021, driven mostly by new delinquencies from borrower forbearance programs due to COVID-19. We expect a large portion of these delinquencies to cure before becoming an active claim; however, reserves recorded related to borrower forbearance have a high degree of estimation. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure as we expect. Other than the aforementioned loss reserves, there have been no material additions or changes to our contractual obligations as compared to the amounts disclosed within our audited consolidated financial statements for the years ended December 31, 2020 and 2019.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020, and in our audited consolidated financial statements for the years ended December 31, 2020 and 2019, for a discussion of recently adopted and not yet adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We own and manage a large investment portfolio of various holdings, types and maturities. Investment income is one of our material sources of revenues and the investment portfolio represents the primary source of cash flows supporting operations and claim payments. The assets within the investment portfolio are exposed to the same factors that affect overall financial market performance. While our investment portfolio is exposed to factors affecting markets worldwide, it is most sensitive to fluctuations in the drivers of United States markets.
We manage market risk via our defined investment policy guidelines implemented by our Parent’s investment team with oversight from our board of directors and our senior management. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:
•Changes to the level of interest rates. Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable-rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates that may require that the investment portfolio be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse.
•Changes to the term structure of interest rates. Rising or falling rates typically change by different amounts along the yield curve. These changes may have unforeseen impacts on the value of certain assets.
•Market volatility/changes in the real or perceived credit quality of investments. Deterioration in the quality of investments, identified through changes to our own or third-party (e.g., rating agency) assessments, will reduce the value and potentially the liquidity of investments.
•Concentration Risk. If the investment portfolio is highly concentrated in one asset, or in multiple assets whose values are highly correlated, the value of the total portfolio may be greatly affected by the change in value of just one asset or a group of highly correlated assets.
•Prepayment Risk. Bonds may have call provisions that permit debtors to repay prior to maturity when it is to their advantage. This typically occurs when rates fall below the interest rate of the debt.
Market risk is measured for all investment assets at the individual security level. Market risks that are not fully captured by the quantitative analysis are highlighted. In addition, material market risk changes that occur from the last reporting period to the current are discussed. Changes to how risks are managed will also be identified and described.
At September 30, 2021, the effective duration of our investments available-for-sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2021
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are not subject to any pending material legal proceedings.
Item 1A. Risk Factors
We have disclosed under the heading “Risk Factors” in our Prospectus, the risk factors that could have a material adverse effect on our business, results of operations and/or financial condition. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Prospectus and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not described every risk that we face. The occurrence of any additional risks and uncertainties that are currently immaterial or unknown could have a material adverse effect on our business, results of operations and/or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended September 30, 2021.
Use of Proceeds from our Initial Public Offering of Common Stock
On September 15, 2021, the Company’s registration statement on Form S-1 (File No. 333-255345) was declared effective by the SEC in connection with our initial public offering (“IPO”) of our common stock. On September 15, 2021, we priced our IPO, which resulted in the issuance and sale of 13,310,400 shares of common stock at the IPO price of $19.00 per common share. The underwriters for the IPO were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Keefe, Bruyette & Woods, Inc., BTIG LLC, and Dowling & Partners Securities LLC. All shares were offered by the selling stockholder, our parent company, Genworth Holdings, Inc. (“Genworth Holdings”). In addition to the shares sold in the IPO, 14,655,600 common shares were sold in a concurrent private sale (“Private Sale”) at a price per share of $17.86, which is equal to the IPO price less the underwriting discount share. Genworth Holdings also granted the underwriters a 30-day option to purchase up to an additional 1,996,560 common shares (“Over-Allotment Option”) at the IPO price less the underwriting discount. On September 16, 2021, the underwriters exercised their option to purchase all 1,996,560 common shares permitted under the terms of the underwriting agreement. The IPO, Private Sale and Over-Allotment Option (collectively the “Offering”) closed on September 20, 2021, and Genworth Holdings retained all net proceeds from the Offering. The gross proceeds of the Offering, before payment of underwriter fees and other expenses, were approximately $553 million. Costs directly related to the Offering, including underwriting fees and other expenses, were approximately $24 million.
On September 21, 2021, Genworth Financial, Inc. used a portion of the net proceeds from our IPO to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million), excluding future claims still being processed. Following the full repayment of the secured promissory note, AXA S.A. released its 19.9% security interest in our outstanding common shares.
Item 5. Other Information
In accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (“Rule 14a-8”) and the Amended and Restated Bylaws (the “Bylaws”) of the Company, the deadlines for the receipt of any stockholder proposals and director nominations to be considered at the 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) are set forth below.
Any stockholder proposal submitted pursuant to Rule 14a-8 for inclusion in the Company's proxy materials for the 2022 Annual Meeting must be received by our corporate secretary at our principal executive offices no later than the close of business on December 24, 2021. Any such proposal also needs to comply with the Securities and Exchange Commission stockholder proposal rules, including the eligibility requirements set forth in Rule 14a-8.
In addition, any stockholder seeking to nominate a director or to bring other business before the 2022 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Company's Bylaws must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must be received by our corporate secretary at our principal executive offices no earlier than the close of business on January 13, 2022, and no later than the close of business on February 12, 2022. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in our Bylaws and with any applicable law.
For purposes of stockholder proposals, the "close of business" shall mean 5:00 p.m. local time at the principal executive offices of the Company on any calendar day, whether or not the day is a business day.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Enact Holdings, Inc.
3.2	Amended and Restated Bylaws of Enact Holdings, Inc.
10.1	Master Agreement, dated September 15, 2021, between Genworth Financial, Inc. and Enact Holdings, Inc.
10.2	Registration Rights Agreement, dated as of September 15, 2021, between Enact Holdings, Inc. and Genworth Financial, Inc.
10.3
Shared Services Agreement, dated August 4, 2021, between Enact Holdings, Inc. and Genworth Financial, Inc.(incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-255345) filed with the Securities and Exchange Commission on September 13, 2021)

10.4+	Enact Holdings, Inc. 2021 Omnibus Incentive Plan
10.5
Form of Indemnification Agreement between Enact Holdings, Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-255345) filed with the Securities and Exchange Commission on September 13, 2021)

31.1	Certification of Principal Executive Officer (filed herewith)
31.2	Certification of Principal Financial Officer (filed herewith)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer (filed herewith)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
+      Indicates management contract and compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

ENACT HOLDINGS, INC.
(Registrant)
Dated: November 4, 2021

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer