Form 10-K
period 2021-12-31
Enact Holdings, Inc.
filed 2022-02-28
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-40399

Enact Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-1579166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8325 Six Forks Road
Raleigh, North Carolina 27615
(Address of principal executive offices)
(919) 846-4100
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ACT	The Nasdaq Stock Market
Securities registered pursuant to section 12(g) of the Act:
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant completed the initial offering of its common stock on September 20,2021. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant's common stock, par value $0.01 per share held by non-affiliates was approximately $619 million based upon the December 31, 2021, closing price of $20.67 as reported by the Nasdaq Stock Market.
As of February 22, 2022, there were162,841,204 shares of Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2022 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These forward-looking statements may address, among other things, our expected financial and operational results, the related assumptions underlying our expected results and the quotations of management. These forward-looking statements are distinguished by use of words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. Our forward-looking statements contained herein speak only as of the date of this annual report. Factors or events that we cannot predict, including uncertainty around Covid-19 and it’s variants or the effects of government and other measures seeking to contain its spread, risks related to an economic downturn or recession in the United States and in other countries around the world, changes in political, business, regulatory, and economic conditions and other risk factors described under the heading “Item 1A. Risk Factors” in this Annual Report and contained in our other filings with the Securities and Exchange Commission, may cause our actual results to differ from those expressed in forward-looking statements. Although Enact believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved and it undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise, except as required by applicable law.

PART I
Item 1. Business
Overview
We are a leading private mortgage insurance company serving the United States housing finance market since 1981 with a mission to help people buy a house and keep it their home. We operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate.
As a private mortgage insurer, we play a critical role in the United States housing finance system. We are engaged in the business of writing and assuming residential mortgage guaranty insurance. The insurance covers a portion of the unpaid principal balance of Low-Down Payment Loans and protects lenders and investors against certain losses resulting from nonpayment of loans secured by mortgages, deeds of trust, or other instruments constituting a first lien on residential real estate. We facilitate the sale of mortgages to the secondary market, including to private investors as well as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and are collectively referred to as the “GSEs.” Credit protection and liquidity through secondary market sales allow mortgage lenders to increase their lending capacity, manage risk and expand financing access to prospective homeowners, many of whom are first time home buyers (“FTHBs”).
We have a large and diverse customer base maintaining enduring relationships across the mortgage origination market, including with national banks, non-bank mortgage lenders, local mortgage bankers, community banks and credit unions. In both 2021 and 2020, we provided new insurance coverage to approximately 1,800 customers. For the full years ended December 31, 2021, 2020 and 2019 we generated new insurance written (“NIW”) of $97.0 billion $99.9 billion and $62.4 billion, respectively. Net income was $547 million and $370 million in 2021 and 2020, respectively. Adjusted operating income was $551 million and $373 million for 2021 and 2020, respectively.
We have a rigorous approach to writing new insurance risk based on decades of loan-level data and experience in the mortgage insurance industry. We believe our balance sheet is well capitalized to manage through macroeconomic uncertainty and maintain compliance with private mortgage insurer eligibility requirements (“PMIERs”) and state regulatory standards of compliance. We utilize our credit risk transfer (“CRT”) program to mitigate future loss volatility and drive efficient capital management. Our CRT program is a material component of our strategy and we believe it helps to protect future business performance and stockholder capital under stress scenarios by transferring risk from our balance sheet to highly-rated counterparties or to investors through collateralized transactions. As of December 31, 2021, we had a published PMIERs sufficiency ratio of 165%, representing $2,003 million of available assets above the published PMIERs requirement and approximately 92% of our insured portfolio was covered by our CRT program. Our PMIERs sufficiency ratio, which is based on the published requirements applicable to private mortgage insurers, was above the requirement imposed by the GSE Restrictions of 115% in 2021.
Our Corporate Information
Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us,” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.) was a wholly owned subsidiary of Genworth Financial, Inc. (“Genworth” or “Parent”) since EHI’s incorporation in Delaware in 2012 until our initial public offering on September 20, 2021.
On May 3, 2021, EHI amended its certificate of incorporation to change its name from Genworth Mortgage Holdings, Inc. This amendment also authorized EHI to issue 600,000,000 shares of common stock, each having a par value of $0.01 per share. Concurrently, we entered into a share exchange agreement with Genworth Holdings, Inc. (“Genworth Holdings”), pursuant to which Genworth Holdings exchanged the 100 shares of our common stock owned by it, representing all of our issued and outstanding capital stock, for 162,840,000 newly-issued shares of common stock, par value $0.01, of EHI.
On September 15, 2021, we priced our initial public offering (“IPO”) of common stock, which resulted in the issuance and sale of 13,310,400 shares of common stock at the IPO price of $19.00 per common share. All shares were offered by the selling stockholder, our parent company, Genworth Holdings. In addition to the shares sold in the IPO, 14,655,600 common shares were sold in a concurrent private sale (“Private Sale”) at a price per share of $17.86, which is equal to the IPO price less the underwriting discount share. Genworth Holdings also granted the underwriters a 30-day option to purchase up to an additional 1,996,560 common shares (“Over-Allotment Option”) at the IPO price less the underwriting discount. On September 16, 2021, the underwriters exercised their option to purchase all 1,996,560 common shares permitted under the terms of the underwriting agreement. The IPO, Private Sale, and Over-Allotment Option (collectively the “Offering”) closed on September 20, 2021, and Genworth Holdings retained all net proceeds from the Offering.
We operate a majority of our business through our primary insurance subsidiary, Genworth Mortgage Insurance Corporation (“GMICO”). GMICO is an approved insurer by the GSEs. GMICO has been re-named Enact Mortgage Insurance Corporation effective February 7, 2022. Our operations are all domestic with the exception of a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our results.
Our Strategy
Our objective is to support our mission to help people buy a house and keep it their home, while leveraging our competitive strengths to maximize value for our stockholders. This strategy is based on the following priorities:
Differentiate Enact from competitors
•Strive to deliver best-in-class underwriting to well-established, deep and diversified customer base.
•Invest to increase differentiation, drive efficiencies, and enhance decision-making.
•Seek to outpace industry average insurance-in-force growth.
Maintain strong capital levels and earnings profile
•Seek to maintain a strong capital position supported by robust underwriting standards, comprehensive stress testing, a conservative leverage ratio, and a diversified CRT program.
•Aim to optimize cost of capital and forward capacity across CRT channels to manage volatility, protect the balance sheet and enhance return on equity.
Deliver attractive risk-adjusted returns
•Write profitable new business and leverage proprietary risk assessment and pricing tools to target growth and drive increased returns.
•Strive to maximize stockholder value through a disciplined capital allocation policy that supports existing policyholders, grows the business, and returns excess capital to stockholders.

Our Industry
United States Mortgage Market
The United States residential mortgage market is one of the largest in the world with over $11.4 trillion of mortgage debt outstanding as of the third quarter of 2021 and includes a range of private and government sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, real estate investment trusts, mortgage insurers and the GSEs. The overall United States residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities (“MBS”). For a description of certain impacts of COVID-19 on the mortgage market, see “Item 1A. Risk Factors—Risks Relating to Our Business—The ongoing COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.”
GSEs
The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the United States housing finance system. According to the companies’ earnings reports, the GSEs held or guaranteed approximately $5.5 trillion as of September 30, 2021, or around 54%, of total United States 1-4 family residential mortgage debt according to most recent data from the Federal Reserve. The GSE charters generally require credit enhancement for Low-Down Payment Loans to be eligible for purchase by the GSEs. Such credit enhancement can be satisfied if a loan is insured by a GSE-qualified insurer, the mortgage seller retains at least a 10% participation in the loan, or the seller agrees to repurchase or replace the loan in the event of a default. Private mortgage insurance satisfies the GSEs’ credit enhancement requirement and, historically, has been the preferred method lenders have utilized to meet this GSE charter requirement. As a result, the nature of the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs. In furtherance of their respective charter requirements, each GSE maintains private mortgage insurer eligibility criteria, known as PMIERs, to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for their portfolio. For more information about the financial and other requirements of the GSEs, see “Item 1A. Risk Factors—Risks Relating to Our Business—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
Private Mortgage Insurance
Private mortgage insurance plays a critical role in the United States residential mortgage market by facilitating secondary market sales, particularly for Low-Down Payment Loans. This credit protection and the resulting liquidity it provides through secondary market sales allows mortgage lenders to increase their lending capacity, manage risk and expand prospective homeowners’ access to financing, many of whom are FTHBs. Mortgage insurance also provides lenders and investors a means to diversify their exposures, mitigate mortgage credit risk and may offer certain financial institutions that portfolio Low-Down Payment Loans credit against their regulatory capital requirements. Today, mortgage insurance products are primarily geared towards GSE secondary market sales. The increase in penetration of private mortgage insurance in the mortgage market can be attributed to both the introduction of new GSE products designed to serve Low-Down Payment Loan borrowers and more competitive pricing by private mortgage insurers relative to the Federal Housing Administration (“FHA”). In addition, there are potential opportunities for the demand for and use of mortgage insurance to the extent that the private label securitization market expands in the future.
The overall new business opportunity in the private mortgage insurance market is also reflective of the mix between purchase and refinancing originations. Historically, due to the higher prevalence of Low-Down Payment Loans in purchase originations, mortgage insurance utilization has been meaningfully higher for purchase originations than for refinances.
Competition
Our principal sources of competition are government (federal, state and local) agencies, such as the FHA and the United States Department of Veterans Affairs (“VA”) and other private mortgage insurers. We also compete with mortgage lenders and other investors, the GSEs, portfolio lenders who self-insure, reinsurers and other capital markets participants who may utilize financial instruments designed to mitigate risk.
Federal, State and Local Government Agencies
Private mortgage insurers, including us, compete for mortgage insurance business directly with federal government agencies, principally the FHA and the VA, and, to a lesser extent, state and local housing finance agencies. According to Inside Mortgage Finance, for the first three quarters of 2021, the FHA had a 25% share, and the VA a 31% share, of the mortgage insurance market. Our competition with government agencies is principally on the basis of price and underwriting guidelines. In contrast to private mortgage insurers, government agencies generally have less restrictive guidelines and apply a flat pricing structure regardless of an individual borrower’s credit profile. As a result, we believe borrowers with lower Fair Isaac Company (“FICO”) scores are more likely to secure mortgage loans with coverage by public agencies and borrowers with higher FICO scores are more likely to secure mortgage loans with coverage by private mortgage insurers. Mortgage insurance policies from government agencies are also generally non-cancellable, meaning that borrowers are obligated to pay for coverage through the life of their loan, whereas policies from private mortgage insurers are cancellable in certain circumstances as provided by the Homeowners Protection Act (“HOPA”), and under GSE guidelines when the loan-to-value (“LTV”) ratio of an underlying mortgage falls below 80%. Private mortgage insurers also face limited competition from certain local and state housing finance agencies.
Private Mortgage Insurers
The United States private mortgage insurance industry is highly competitive. We compete on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative credit ratings), reputation, strength of management, product features and effective use and ease of technology. There are currently six active mortgage insurers, including us. Private mortgage insurance competitors include Arch Capital Group Ltd., Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (public holding companies of competitors listed). Since 2012, we have maintained between a 12.0% and 19.2% per quarter share of the mortgage insurance market by per annum NIW, based on data from Inside Mortgage Finance.
GSEs, Portfolio Lenders, Reinsurers and Other Capital Markets Participants
We have also experienced competition in recent years from various participants in the mortgage finance industry including the GSEs, portfolio lenders, reinsurers and other participants in the capital markets. We compete with these participants primarily based on pricing, policy terms and perceived financial strength. The GSEs enter into risk sharing transactions with financial institutions designed to reduce the risk of their mortgage portfolios. Competition also comes from portfolio lenders that are willing to hold credit risk on their balance sheets without credit enhancement. In addition, investors can make use of risk-sharing structures designed to mitigate the impact of mortgage defaults in place of private mortgage insurance. Finally, although their presence is a fraction of what it was in the past, there are products designed to eliminate the need for private mortgage insurance, such as “simultaneous seconds,” which combine a first lien loan with a second lien loan in order to meet the 80% LTV threshold required for sale to the GSEs without certain credit protections.
Our Products and Services
In general, there are two types of private mortgage insurance: primary and pool.
Primary Mortgage Insurance
Substantially all of our policies are primary mortgage insurance, which provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is placed on individual loans at the time of origination and are typically delivered to us on a loan by loan basis. Primary mortgage insurance can also be delivered to us on an aggregated basis, whereby each mortgage in a given loan portfolio is insured in a single transaction after the point of origination.
Customers who purchase our primary mortgage insurance select a specific coverage level for each insured loan. To be eligible for purchase by a GSE, a Low-Down Payment Loan must comply with the coverage percentages established by that particular GSE. For loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, our risk across all policies written is approximately 25% of the underlying primary insurance in-force (“IIF”), but may vary from policy to policy, typically between 6% and 35% coverage.
We file our premium rates, as required, with state insurance departments and the District of Columbia. Premium rates cannot be changed after the issuance of coverage. Premium payments for primary mortgage insurance coverage are typically made by the borrower and are referred to as borrower-paid mortgage insurance (“BPMI”). Loans for which premiums are paid by the lender are referred to as lender-paid mortgage insurance. In either case, the payment of premium to us is generally the responsibility of the insured.
Premiums are generally calculated as a percentage of the original principal balance and may be paid as follows:
•Monthly, where premiums are paid on a monthly basis over the life of the policy;
•Single, where the entire premium is paid upfront at the time the mortgage loan is originated;
•Annually, where premiums are paid annually in advance for the subsequent 12 months; or
•Split, where an initial lump sum premium is paid upfront at the time the mortgage is originated along with subsequent monthly payments.
In general, we may not terminate mortgage insurance coverage except in the event of non-payment of premiums or certain material violations of our mortgage insurance policies. The insured may cancel mortgage insurance coverage at any time at their option or upon mortgage repayment, which is accelerated in the event of a refinancing. However, in the case of loans sold to the GSEs, lender cancellation of a policy not eligible for cancellation under GSE guidelines may be in violation of the GSEs’ respective charters. GSE guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel mortgage insurance coverage upon the borrower’s request when the principal balance of the loan is 80% or less of the property’s current value. In addition to the GSE guidelines, HOPA provides an obligation for lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the LTV ratio reaches 78% of the original value, and also provides that a borrower may request cancellation of their obligation to pay for mortgage insurance when the LTV ratio, based on the current value of the property, reaches 80%. In addition, some states impose their own mortgage insurance notice and cancellation requirements on mortgage loan servicers.

Pool Mortgage Insurance
Pool mortgage insurance transactions provide coverage on a finite set of individual loans identified by the pool policy. Pool policies contain coverage percentages and provisions limiting the insurer’s obligation to pay claims until a threshold amount is reached (known as a “deductible”) or capping the insurer’s potential aggregate liability for claims payments (known as a “stop loss”) or a combination of both provisions. Pool mortgage insurance is typically used to provide additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers the excess of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if such loan has primary coverage, as well as the total loss on a defaulted mortgage loan that did not have primary coverage. In another variation, generally referred to as modified pool insurance, policies are structured to include both an exposure limit for each individual loan, as well as an aggregate loss limit or a deductible for the entire pool. Currently, we have an insignificant amount of pool IIF.
Contract Underwriting Services
We also perform fee-based contract underwriting services for our customers. Contract underwriting provides our customers outsourced scalable capacity to underwrite mortgage loans. Our underwriters can underwrite the loan on behalf of our customers for both investor compliance and mortgage insurance, thus reducing duplicative activities and increasing our ability to write mortgage insurance for these loans. Under the terms of our contract underwriting agreements, we indemnify our customer against losses incurred in the event we make material errors in determining whether loans underwritten by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability.
Our Mortgage Insurance Portfolio
We believe that our portfolio is of significant scale and aligns with our appetite for risk and return. The majority of our in-force exposures and all of our NIW is considered primary insurance, meaning we insure the loss on each loan up to the coverage amount without any stop loss or deductible for that loss. Our remaining pool exposures are significantly seasoned and represent less than 0.2% of total risk in-force (“RIF”).
Our primary insurance portfolio is diversified through time. The distribution of our exposure by book year is influenced by market size opportunities, our commercial strategies and the persistency of our in-force policies. As a result of low persistency for our in-force book, a large origination market and commercial success in the market, the 2021 and 2020 book years represent 40% and 31% of our primary IIF, respectively. Our primary exposures from legacy books originated prior to 2009 continue to resolve in an orderly fashion and represented 3% of both our primary IIF and primary RIF as of December 31, 2021. These books continue to represent a larger portion of our delinquencies and reserves driven by the continued aging of those delinquencies.
We measure the credit characteristics of our portfolio as represented in the original commitment for insurance. We support a growing FTHB segment that generally has little down payment saved for their first home and therefore higher LTV ratios. Generally, a higher LTV ratio has a higher likelihood of claim than a lower LTV loan, absent other mitigating loan characteristics, which we consider in our underwriting and pricing. The weighted average LTV of our IIF as of December 31, 2021 was 93% and the weighted average LTV of our NIW was 92% in 2021 and 2020.
The credit profile of our portfolio as represented by FICO score remains strong. Generally, a borrower with a higher FICO score has a lower likelihood of claim than one with a lower FICO score. The weighted average FICO score of our IIF as of December 31, 2021 was 741 and the weighted average FICO score of our NIW was 746 in 2021 and 745 in 2020.
Our portfolio is diverse and representative of the United States origination market. We actively monitor our portfolio for concentrations at the state, metropolitan statistical area and metropolitan division level in addition to economic and performance trends in these markets. As of December 31, 2021, our largest state concentration was in California, which represented 11% of primary RIF. Our largest MSA/MD is the Chicago-Naperville, IL Metropolitan Division, which represents 3% of primary RIF.
Customers
Our long-standing industry presence has enabled us to build active customer relationships with approximately 1,800 mortgage lenders across the United States. Our customers are broadly diversified by size, type and geography and include large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Our largest customer accounted for 14% of our total NIW in 2021 and our top five customers generated 28% of our NIW in 2021. One customer accounted for 12% of our total NIW during 2020 and 16% of our NIW during 2019. Additionally, no customer had earned premiums that accounted for more than 10% of our total revenues for the years ended December 31, 2021, 2020 and 2019.
We believe that our success in establishing strong, sustained relationships and our ability to capture new customers is attributable to our comprehensive value proposition. We offer customers a competitive price along with differentiated offerings and services. Additionally, by maintaining an ongoing dialogue with our customers, we are able to develop an understanding of their needs, offer customized solutions for their challenges, advise them on portfolio composition and trends, share market perspectives and industry best practices and provide product development support and training as necessary.
Sales and Marketing
Our sales and marketing efforts are designed to help us establish and maintain in-depth, quality customer relationships. We distribute our mortgage insurance products through a dedicated sales force located throughout the United States, our home-based in-house sales representatives and a digital marketing program designed to expand our reach beyond our sales force. Our sales force strives to build strong relationships across all areas of our customers’ operations to include loan origination, loan processing, underwriting, product development, secondary marketing, risk management, compliance, information technology and C-suite executives. With a vast database of established individual contacts, the breadth and depth of relationships not only serves as a differentiator for our mortgage insurance platform but also enables us to form strategic partnerships with other mortgage service providers seeking to expand their distribution reach.
We support our sales force and improve their effectiveness in acquiring new customers by raising our brand awareness through advertising and marketing campaigns, website enhancements, digital communication strategies and sponsorship of industry and educational events. Our digital marketing capabilities position us to serve our decentralized market with targeted, personalized messages that help drive a preference for our offering. Additionally, our marketing efforts include differentiators targeted to the needs of customers, in order to increase our brand affinity. Finally, our consulting services provide customers with strategy and process consulting to help improve quality, reduce costs and grow their business.
In 2019, we launched a separate mortgage insurance policy underwritten by our wholly owned subsidiary, Genworth Mortgage Insurance Corporation of North Carolina (“GMIC-NC” whose name was changed to Enact Mortgage Insurance Company of North Carolina on February 7, 2022), to insure primary individually underwritten residential mortgage loans as well as portfolios of residential mortgage loans at or after origination that are not intended for sale to the GSEs. Given that GMIC-NC is not a GSE approved insurer, it is not subject to the requirements mandated by PMIERs. Accordingly, we are able to utilize GMIC-NC in a manner that provides us with greater flexibility with our master policies and in our ability to efficiently use the capital of our subsidiaries, each with customers who retain loans in their own portfolio. We also believe utilizing GMIC-NC in this manner provides us strategic optionality if the private label MBS market increases.
Technology that supports connectivity with our customers is critical. As an established private mortgage insurance provider, we have long-standing relationships with our customers’ technology organizations, as well as with the key pricing and loan origination/servicing platform providers. In addition, we have an experienced technology integration team that allows us to quickly customize loan delivery solutions for our customers. By providing customers an easy way to quote and order our mortgage insurance products, either through our award-winning ordering and rate quote website or directly within customers’ systems, we believe we make the transaction easy, allowing us to drive repeat volume.
Risk Management and Oversight
Strong risk management is a critical part of our business. The Risk Committee of our Board of Directors is responsible for oversight and review of our enterprise risk management policies and related risk profile. We believe our risk management framework is appropriately designed to manage volatility in our business performance and protect our balance sheet. We believe this framework encompasses all major risks to which we are exposed, including credit risk, market risk, insurance risk, housing risk, operational risk, model risk, IT risk and any other risk that poses a material threat to the viability of the Company.
Our risk management philosophy is designed to ensure all relevant risks are routinely identified, assessed, managed, monitored and addressed. We rely upon a strong organizational risk culture and governance process, ensuring that the risks we take are transparent and quantifiable, and that we can monitor the changing nature of those risks over time. We proactively work towards mitigating exposures outside of the risk appetite, limits and tolerances that we set and review annually. Our risk profile, top risks and any emerging risks are regularly reviewed in our senior management risk committee, chaired by our Chief Risk Officer who has direct reporting obligations to the Risk Committee of our Board.
We believe our risk management and oversight structure is appropriate for our business but we cannot be assured that it will be adequate in mitigating all our risks. See “Item 1A. Risk Factors—Risks Relating to Our Business—Our risk management programs may not be effective in identifying or adequate in controlling or mitigating the risks we face.”
Modeling and Analytics
We use our proprietary risk modeling platform to evaluate returns and volatility through both an external regulatory lens and an economic capital framework that is sensitive to the economic cycle and current housing market conditions. This risk model utilizes numerous predictive variables and leverages our unique data set, which contains experience of over two decades of mortgage performance across all market conditions, to develop quantitative assessments of default probability, severity of loss, prepayment and expected volatility on each insured loan. Our model is used to assess the performance of new business and our in-force portfolio under expected and stress scenarios. The results of these analyses inform our risk appetite, credit policy, pricing and targeted risk selection strategies. In addition, the results of these stress tests and our desire to reduce loss volatility inform our CRT strategy, including traditional reinsurance and mortgage insurance-linked notes “(MILNs”).
Customer Qualification
Customers applying for a new master policy undergo a process that reviews their business and financial profile, licensing, management experience and track record of originating quality mortgages. Customers applying for delegated underwriting authority receive training and are reviewed on initial and ongoing submissions for compliance to our guidelines.
Policy Acquisition
Loans delivered to us for insurance must meet our underwriting and eligibility guidelines. Our underwriting principles require borrowers to have a verified capacity and willingness to support the obligation and a well-supported valuation of the collateral. Loans are underwritten on either a delegated or non-delegated basis, but all loans pass through our eligibility rules engine to screen out those outside of our guidelines. We regularly monitor national and local market conditions, the performance of our products and the performance of our customers against our expectations for mix and profitability. We adjust our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain competitive and consistent with our risk and profitability objectives.
Quality Assurance
We have an independent quality assurance function that conducts pre- and post-closing underwriting reviews. We review statistically significant samples of loan files from individual customers and across our delegated and non-delegated underwriting channels to identify adverse trends and provide our underwriters and customers with timely feedback and training that fosters high quality loan production. Within our delegated channel, the frequency of our lender specific reviews is directly related to an account’s activity, that is larger accounts will receive more frequent reviews. The results of these reviews also allow for adjustments to underwriting processes and credit policy. Finally, our quality assurance team conducts independent reviews on key operational processes and critically important vendor activities.
Portfolio Management
We regularly monitor the characteristics and performance of our overall mortgage insurance portfolio. We monitor concentrations across a range of metrics including lender, geography and policy year. Through stress testing, we evaluate the performance of the portfolio and identify risks to our strategic plan caused by its makeup in adverse economic scenarios. We also monitor performance against expected loss development from time of origination. Variations identified by product, performance, geography or otherwise inform adjustments to our guidelines and pricing strategies.
Business Continuity
We have a robust business continuity program to prepare for and manage through business interruptions. Maintenance and execution of our plan is led by a crisis management leader reporting to our Chief Risk Officer. We update our plan no less than annually to accommodate changes in business processes and third-party providers and test the plan regularly through tabletop exercises. In the fourth quarter of 2019, we tested our plan against a pandemic scenario. We implemented a business continuity plan in response to COVID-19 and employees have been successfully working from home since March 2020 and will continue to work from home until at least March 2022. See “Item 1A. Risk Factors—Risks Relating to Our Business—The ongoing COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.” for a discussion on the COVID-19 virus. We have used a decentralized team of underwriters and other key functional employees for many years and all employees are capable and equipped to work remotely so that we can continue providing service to our customers through prolonged absences from the office.
Underwriting
We establish and maintain underwriting guidelines based on our risk appetite. We require borrowers to have a verified capacity and willingness to support their obligation and a well-supported valuation of the collateral. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, limit our coverage to mortgages that meet our thresholds with respect to borrower FICO scores, maximum LTVs, documentation requirements and maximum Debt-to-Income (“DTI”) Ratio. All loans must pass through our eligibility rules engine to screen out those outside of our guidelines.
At present, our underwriting guidelines are largely consistent with those of the GSEs. Many of our customers use the GSEs’ automated loan underwriting systems, Desktop Underwriter and Loan Product Advisor, for making credit determinations. We generally accept the underwriting decisions and documentation requirements made by GSEs’ underwriting systems, subject to our review as well as certain limitations and requirements.
Over the past few years, more customers have requested expedited underwriting services. To meet customer demand, we invested in technologies, automation, data science and analytics to develop our proprietary mortgage insurance underwriting system. Our mortgage insurance underwriting system enables the capability to meet customer demand in a timely manner without sacrificing the accuracy of our underwriting decisions. Specifically, it has contributed to a substantial increase in our underwriters’ productivity, more than doubling the number of loans our underwriters have processed on a daily basis since 2015, while remaining within our quality control tolerances. We believe our mortgage insurance underwriting system also differentiates us from the competition by allowing us to efficiently provide customized turn times from submission of a loan package to an underwriting decision for our customers and perform fee-based contract underwriting services.
Our policies are issued through one of two underwriting programs:
Non-Delegated Underwriting
For non-delegated underwriting, customers submit loan files to us and we individually underwrite each application to determine whether we will insure the loan. We use our mortgage insurance underwriting system to perform our non-delegated underwriting evaluations. Our underwriting staff is dispersed throughout the United States and we believe this allows us to make prompt, geographically-based underwriting determinations across different time zones in a timely manner to best serve our diverse customer base. In addition to our employees, we use domestically based, contract underwriters, as needed, to assist with underwriting capacity and drive efficiency.
Delegated Underwriting
We delegate to eligible lender customers the ability to underwrite mortgage insurance based on our delegated underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management group. Some customers prefer to assume underwriting responsibility because it is more efficient within their loan origination process and they are comfortable attesting that the data submitted is true and correct when making our insurance decision. We regularly perform quality assurance reviews on a statistically significant sample of delegated loans to assess compliance with our guidelines.
We also offer a post-closing underwriting review when requested by customers for both non-delegated and delegated loans. Upon satisfactory completion of this review, we agree to waive our right to rescind coverage under certain circumstances. For the years ended December 31, 2021 and 2020, approximately 65% and 59% of our NIW by loan count went through our delegated underwriting services, respectively.
Pricing
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share, customer relationships and overall value. Recent pricing trends have introduced an increasing number of loan, borrower, lender and property attributes, resulting in expanded granularity in pricing regimes and a shift from traditional published rate cards to dynamic pricing engines that better align price and risk. Our risk-based pricing engine was developed to evaluate returns and volatility under both the PMIERs capital framework and our internal economic capital framework, which is sensitive to economic cycles and current housing market conditions. The model assesses the performance of new business under expected and stress scenarios on an individualized loan basis, which is used to determine pricing and inform our risk selection strategy that optimizes economic value by balancing return and volatility. Additionally, during the COVID-19 pandemic, we have implemented pricing changes commensurate with changes in macroeconomic conditions that we believe align our risk and return profile.
Our policy has been to set and charge premium rates commensurate with the underlying risk of each loan we insure. Our proprietary pricing platform, however, provides us with a more flexible, granular and analytical approach to selecting and pricing risk. Using our platform, we can quickly change price to modify our risk selection levels in response to changing economic conditions, new analytical insights or industry pricing trends.
Credit Risk Transfer
Our risk management framework and analytics inform our CRT strategy, which is designed to reduce the loss volatility of our in-force portfolio during stress scenarios by transferring risk from our balance sheet to highly rated counterparties or to investors through collateralized transactions. Our CRT program also provides capital relief under PMIERs and state insurance capital requirements. In normal market conditions, we believe our CRT program also enhances our return profile. Given the volatility protection and capital relief at attractive terms, CRT enables us to employ an “acquire, manage and distribute” strategy. We believe our CRT program is a material component of our strategy and helps to protect future business performance and stockholder capital under stress scenarios.
Our CRT program distributes risk to both highly-rated counterparties through our traditional reinsurance program, as well as to MILN investors via fully collateralized special purpose reinsurance vehicles. Our reinsurance transactions generally cover a subset of loans in a given book year, and have been structured as excess of loss (“XOL”) coverage where typically both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception, providing both loss volatility protection and PMIERs capital credit. Each reinsurance treaty has a term of ten years or more and provides a unilateral right to commute prior to the full term, subject to certain performance triggers. We select the type and structure of our CRT transactions based on a variety of factors including, but not limited to, capacity, cost, flexibility, sustainability and diversification. Since 2015, we have executed $3.8 billion of CRT transactions across both traditional reinsurance arrangements and MILN transactions through December 31, 2021, with approximately 90% of our RIF insurance covered under our current CRT program. We expect to begin transferring losses at an approximate 30 to 35% lifetime book year loss ratio and extend up to an approximate 60 to 70% lifetime book year loss ratio at current pricing assumptions and depending on our co-participation level within the reinsurance tier.
Through our traditional reinsurance transactions, we have executed $2.0 billion of XOL reinsurance coverage with highly rated reinsurers covering the 2009 to 2021 book years.
Subsequent to year end 2021, on January 27, 2022 we completed an XOL reinsurance transaction covering a portion of NIW from January 1, 2022 to December 31, 2022 that provides up to $294 million of reinsurance coverage.
The Company’s traditional reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by Standard & Poor’s (“S&P”) or A.M. Best Company, Inc. These reinsurers are contractually required to collateralize a portion (typically 20 to 30%) of the reinsurance exposures consistent with PMIERs.
Through our MILN transactions, we have executed $1.8 billion of XOL reinsurance coverage supported by capital markets investors via fully collateralized special purpose reinsurance vehicles covering a portion of the 2014 to 2021 book years. The notes are non-recourse to us and our affiliates.
Our CRT program provided an estimated aggregate of $1.4 billion of PMIERs capital credit and $1.6 billion of loss coverage as of December 31, 2021.
Delinquencies, Loss Management and Claims
The delinquency and claim cycle generally begins with our receipt of a delinquency notice on an insured loan from the related servicer. We consider a loan to be delinquent when it is two or more mortgage payments past due. The incidence of delinquency is affected by a variety of factors, including housing price appreciation or depreciation, unemployment, the level of borrower income, divorce, illness, interest rate levels, general borrower creditworthiness and macroeconomic conditions, including the impact of pandemics such as COVID-19. See “1A. Risk Factors—Risks Relating to Our Business—The ongoing

COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.” and “—A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience.” Delinquencies that are not cured result in a claim.
Our loss mitigation and claims area is led by seasoned personnel who are supported by default tracking and claims processing capabilities within our integrated platform. Our loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. We have granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on our behalf. Moreover, the CFPB servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property, thereby potentially reducing claim amounts. With the COVID-19 pandemic, we have experienced unprecedented use of forbearance plans nationwide to assist borrowers including the ability to extend forbearance beyond 12 months. Historically, the use of forbearance plans were limited to 12 months and used for a natural disaster that impacted a region of the country. At the conclusion of the forbearance term, a borrower may either bring the borrower’s loan current, defer any missed payments until the end of their loan, or the loan can be modified through a repayment plan or extension of the mortgage term.
Our goal is to keep borrowers in their homes. If a loan becomes delinquent, we work closely with customers, investors and servicers to attempt to cure the delinquency and allow the homeowner to retain ownership of their property.
Claims result from delinquencies that are not cured, or from losses on short sales, other third-party sales or deeds-in-lieu of foreclosure that we approve. Various factors affect the frequency and severity of claims, including LTV at the time of foreclosure, size and coverage percentage of a loan, property values, employment levels and interest rates. Any delays in foreclosure, including foreclosure moratoriums imposed by state and local governments and the GSEs due to COVID-19, could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such foreclosure delays. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
Under the terms of our primary insurance master policy, customers are required to file claims within 60 days of the earliest of (i) the date they have acquired title to the underlying property (typically through foreclosure), (ii) the date of an approved short sale or other third party sale of the underlying property or (iii) the date a request is made by us to file a claim.
Upon review and determination that a filed claim is valid, we generally have the following three settlement options:
•Percentage option—determined by multiplying the claim amount by the applicable coverage percentage, with the customer retaining title to the property. The claim amount generally consists of the unpaid loan principal as of the date of default, plus delinquent interest and certain expenses associated with the default;
•Third-party sale option—pay the amount of the claim required to make the customer whole, commonly referred to as the “actual loss amount,” following an approved sale; or
•Acquisition option—pay the full claim amount and acquire title to the property.
In 2021 and 2020, we settled over half of our claims through the third-party sale or acquisition options due largely to continued home price appreciation.
Claim activity is not evenly spread across the coverage period of loans we insure. The frequency of delinquencies may not correlate directly with the number of claims received because the rate at which delinquencies are cured is influenced by borrowers’ financial resources and circumstances, as well as regional economic differences. For those loans that fail to cure, whether delinquency leads to a claim principally depends upon the borrower’s equity at the time of delinquency and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan.
When claim notices are received, we review loan and servicing files to determine the appropriateness of a claim amount. Failure to deliver required documentation or our review of such documentation may result in rescission, cancellation or claims denial. Our insurance policies provide that we can reduce or deny claims if the servicer does not materially comply with its obligations under our policies, including the requirement to pursue reasonable loss mitigation actions. We also periodically receive claim notices that request coverage for costs and expenses associated with items not covered under our policies, such as losses resulting from property damage to a covered home. We actively review claim notices to ensure we pay only for covered expenses. We deem a reduction in the claim amount paid relative to the amount requested in the claim notice to be a curtailment.
When reviewing loan and servicing files in connection with the delinquency or claims process, we may also decide to rescind coverage of the underlying mortgages or deny payment of claims. Our ability to rescind coverage is limited by the terms of our master policies. We may rescind coverage in situations where, among other things, (i) fraudulent misrepresentations were made or materially inaccurate information was provided regarding a borrower’s income, debts, intention to occupy a property or property value or (ii) a loan was originated in material violation of our underwriting guidelines.
We will consider an insured’s appeal of our decision and, if we agree with the appeal, we take the necessary steps to reinstate our insurance coverage and reactivate the loan certificate or otherwise address the issues raised in the appeal. If the parties are unable to agree on the outcome of the appeal, the insured may choose to pursue arbitration or litigation under the terms of the applicable master policy and challenge the results. Subject to applicable limitations in our policies and State law, legal challenges to our actions may be brought several years after we dispose of a claim.
From time to time, we enter into agreements with policyholders to accelerate claims and negotiate an agreed-upon payment amount for claims on an identified group of delinquent loans. In exchange for our accelerated claim payment, mortgage insurance is canceled, and we are discharged from any further liability on the identified loans.
Information Technology
We develop and invest in technology in order to drive operational excellence, ensure a superior customer experience and support our overall business objectives. Our business heavily relies upon information technology and a number of critical aspects are highly automated. We accept insurance applications, issue approvals, process claims and reconcile premium remittance through electronic submission. In order to facilitate these processes, we have established direct connections to many industry leading origination and servicing systems so that our customers and servicers can select our mortgage insurance products and communicate with us directly from within their own technology platform. We also provide our customers secure access to our web-based portals to facilitate transactions and provide customers with access to their account information.
We have made a number of strategic investments in our technology infrastructure, including our:
•Proprietary underwriting platform;
•Lender and servicer integration capabilities;
•Proprietary risk modeling platform;
•Business rules engine that automatically enforces our eligibility guidelines and pricing rules;

•Management and portfolio reporting capabilities; and
•Award-winning rate quote and ordering website.
We are regularly upgrading and enhancing our systems and technology, with an eye towards expanding our capabilities, improving productivity and enhancing our customer experience, including:
•Policy administration, billing, delinquency and claims processes and systems;
•Enhancing the speed and efficiency of our pricing and auto-decisioning capabilities;
•Ensuring optimal integration capabilities to our customers’ loan origination and mortgage insurance ordering and rate quoting processes; and
•Artificial intelligence and machine learning in the areas of risk and portfolio management.
We have also implemented an overarching technology strategy that utilizes Cloud, Software as a Service, commercial software and in some cases proprietary technology to provide scalability, flexibility and an enhanced security posture. Technology costs are managed by the continued automation of key business processes, reducing our application portfolio and using contract employees to scale resource capacity as needed. We also have a dedicated “AI, Innovation & Automation” team to help ensure that we focus on using the latest technologies to further automate our business and differentiate our products and services.
Cybersecurity
We employ a multi-layered approach to data security and data privacy. This approach begins with our information security program, which is based on National Institute of Standards and Technology, 800-53. Our program includes policies and standards that delineate requirements for the implementation and on-going maintenance of our information systems as well as security responsibilities for all personnel. We review these policies and standards periodically and update as needed. We take steps to ensure that all information security policies are maintained and enforced and that all personnel are educated on their responsibilities. We maintain a “defense-in-depth” model, which employs multiple layers of protection for the entire company. Among other things, we perform external and internal risk assessments, penetration testing, vulnerability scanning, secure code development and monthly security awareness training (including phishing awareness tests) for all personnel. The chief information officer and chief information security officer, together with our compliance organization, among others, ensure the requirements of our information security program satisfy applicable legal and regulatory requirements. Our chief information security officer also provides regular updates and reports to our senior leaders, including an annual cybersecurity report to the board that covers, among other topics, the information security organization, material risks, technical threats, information technology security infrastructure, patching and vulnerability management, cyber incidents, an annual cyber tabletop exercise and incident preparedness, supplier management, security awareness training, cybersecurity personnel/staffing and a cyber threat assessment. The board also reviews the chief compliance officer’s quarterly report, which includes information regarding data security incidents that meet the risk criteria for inclusion in the report. Through this reporting process, our board oversees our information security program and risks related thereto. As discussed above, strong risk management is a critical part of our business.
Our Risk Committee of the Board of Directors, in coordination with our management risk committee, has primary responsibility for overseeing cybersecurity, information technology and information security systems, processes, policies and risk management and the effectiveness of security controls.
Ratings
Ratings with respect to the financial strength of operating subsidiaries are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. Rating organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders.
As of February 28, 2022, GMICO, our principal U.S. mortgage insurance subsidiary, was rated “BBB” (Good) by S&P, “Baa2” (Adequate) by Moody’s and “BBB+” (Good) by Fitch Ratings, Inc. (“Fitch”) in terms of financial strength.
Investment Portfolio
Oversight and management of our investment portfolio and compliance with our investment guidelines will continue to be delegated by our board of directors to our Parent’s investment committee and chief investment officer. Under the terms of our Shared Services Agreement, the Company is charged a fee by our Parent. The total investment expenses paid to our Parent were $5.2 million for each of the years ended December 31, 2021 and 2020, respectively. See Note 11 to our audited consolidated financial statements for further information.
In addition, for certain asset classes, we utilize external asset management. In the future, we may choose to more broadly engage external asset managers. Our senior management team along with our board of directors review investment performance and strategy on a periodic basis. As of December 31, 2021, the fair value of our investment portfolio was $5.3 billion of fixed maturity assets, of which 97% was rated as investment grade. We also had an additional $426 million of cash and cash equivalents as of December 31, 2021. The primary objectives of managing the investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover our operating expenses and pay future insurance claims. Investment strategies are implemented emphasizing fixed income, low volatility, highly liquid assets to meet expected and unexpected financial obligations while enhancing risk adjusted, after-tax yields. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio.”
Our board-approved investment policy utilizes defined investment guidelines such as, but not limited to, asset sector, single issuer concentration and credit ratings to ensure compliance with risk management limits, regulatory requirements and applicable laws. Further, the policy seeks to restrict assets correlated with the residential mortgage market. Asset class mix and risks are regularly evaluated in the context of current and future capital market conditions, liability profiles and return objectives. The investment portfolio is regularly stress tested to evaluate its ability to meet unexpected liquidity needs due to elevated liabilities. Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions, as well as our prevailing operating objectives; however, we have made no changes to our investment strategies as a result of COVID-19.
For more information regarding our investment portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Key Metrics—Investment Portfolio.”
Human Capital Management and Employees
We take a holistic approach to human capital management, including attracting and retaining talent with comprehensive benefits and compensation packages, providing professional development and learning opportunities, facilitating access to dedicated resources that foster an equitable and inclusive environment and encouraging a sincere commitment to community service and involvement. As of December 31, 2021, we had 503 full-time employees, all of whom work in the United States. Of those employees, 55% are located in our Raleigh, North Carolina office and the remaining 45% are in the field, predominantly working in sales and underwriting. We supplement our workforce, as needed, with independent contractors. Our employees and contractors are all equipped to work on a remote basis. None of our employees are represented by a union or subject to a collective servicing agreement and management believes that our relationship with our employees is good.

Some of our key areas of focus include:
•Our compensation package, including salary, incentive bonus and long-term incentives, aligns employee and stockholder interests, as well as rewards our employees for serving all of our current and future customers.
•In addition to a competitive compensation program, we also offer our employees benefits such as life and health insurance, paid time off, paid parental leave, financial planning and a retirement savings plan.
•We offer a multitude of professional development and career enrichment courses, including in the areas of leadership, professional skills training and industry-specific matters, as well as tuition reimbursement benefits and student loan repayment options to aid career progression.
•Our cultural and demographic-based employee resource groups help to build an inclusive culture through company-wide events, participation in our recruitment efforts and by educating our employees on the experiences and perspectives of others. We continue to focus on building a pipeline of talent to create more opportunities for workplace diversity and to support greater representation within our Company.
•We champion civic engagement through paid volunteer time for our employees, event sponsorship programs, employee-directed charitable gifts and through our commitment to environmental sustainability.
As the severity of COVID-19 started to unfold at the beginning of 2020, our response included the implementation of policies to protect our employees. In early March 2020, we closed our offices and implemented a complete work from home policy which will remain in place until at least March 2022. To further support our employees, we are also providing additional financial, health and wellness resources, as well as a flexible work schedule to allow employees additional time for self-care and the care of family members during the crisis.
Regulation
General
Our insurance operations are generally subject to extensive oversight and a wide variety of laws and regulations. State insurance laws and regulations govern most aspects of our insurance business, and are enforced by the insurance departments of each jurisdiction in which our insurers are licensed, with the North Carolina Department of Insurance (“NCDOI”) being the lead regulator for our North Carolina domiciled insurers. Our insurance products and business also are affected by federal, state and local laws, including tax laws.
The primary purpose of the state insurance laws and regulations regulating our insurance business is to protect our insureds, not our stockholders. These laws and regulations are regularly re-examined by state regulators and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.
Insurance and other regulatory authorities (including state law enforcement agencies and attorneys general) may make inquiries regarding compliance with insurance, securities and other laws and regulations, and we cooperate with such inquiries and take corrective action when warranted.
United States Insurance Regulation
Our insurance subsidiaries are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but state insurance laws and regulations generally grant both broad and specific regulatory powers to agencies or officials to examine the affairs of our insurance subsidiaries and to enforce statutes and administrative rules or exercise discretion affecting almost every aspect of their businesses. For example, state insurance laws and regulations typically govern the financial condition of insurers, including standards for solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance, requirements for capital adequacy, and the business conduct of insurers, including marketing, sales practices and claims handling. State insurance laws and regulations also usually require the licensing of insurers and agents, and the approval of policy forms and rates. In addition, states may require actuarial justification of rates on the basis of the insurer’s loss experience, expenses and future projections.
Mortgage guaranty insurance premium rates and policy forms are subject to regulation in every jurisdiction in which our insurance subsidiaries are licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates. In most jurisdictions, premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are often subject to justification, generally on the basis of loss experience, expenses and future trend analysis. In addition, jurisdictions may consider general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage guaranty insurers. The state insurance laws and regulations of general applicability, along with certain additional state insurance laws and regulations that are applicable specifically to mortgage guaranty insurers, are described below.
Insurance Holding Company Regulation
Certain of our insurance subsidiaries are subject to the Insurance Holding Company Act in North Carolina and are required to furnish various types of information concerning the operations of, and the interrelationships and transactions among, companies within our holding company system that may affect the operations, management or financial condition of the insurers within such holding company system. Under state insurance laws and regulations, our insurance subsidiaries must file reports, including detailed annual and quarterly financial statements, with the insurance regulator in North Carolina and the NAIC, and our operations and accounts are subject to periodic or target examination by any insurance regulator of a jurisdiction in which we conduct business. Mortgage guaranty insurers generally are limited by state insurance laws and regulations to directly writing only mortgage guaranty insurance business to the exclusion of other types of insurance.
State insurance laws and regulations also regulate transactions between insurers and their affiliates, sometimes mandating prior notice to the regulator and/or regulatory approval. Generally, state insurance laws and regulations require that all transactions between an insurer and an affiliate be fair and reasonable, and that the insurer’s statutory surplus following such transaction be reasonable in relation to its outstanding liabilities and adequate to its financial needs. Certain transactions may not be entered into unless the applicable regulator is given 30 days’ prior notification and does not disapprove the transaction during such 30-day period.
State insurance laws and regulations also require that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Finally, most jurisdictions have adopted insurance laws or regulations setting forth detailed requirements for cost sharing and management agreements between an insurer and its affiliates.
State insurance laws and regulations require that a person obtain the approval of the insurance commissioner of an insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer or any parent entity; although such presumption may be rebutted. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-

competitive results that may arise from the acquisition. Most jurisdictions also now require a person seeking to acquire control of an insurer licensed but not domiciled in that jurisdiction to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in that jurisdiction. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation. In certain situations, state insurance laws and regulations also require that a controlling person of an insurer submit prior notice to the insurer’s domiciliary insurance regulator of a divestiture of control. Similarly, with respect to our contract underwriting entity, Genworth Financial Services, Inc., prior approval from state banking commissioners is required in some jurisdictions prior to acquiring control of our contract underwriting entity, which is licensed or has an approved license exemption in most states.
Our insurance subsidiaries’ payment of dividends or other distributions to our holding company is regulated by the state insurance laws and regulations of their respective domiciliary states. Our insurance subsidiaries must deliver notice to the Commissioner of any dividend or distribution within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid.
Under the insurance laws of the State of North Carolina, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the insurer’s statutory surplus as of the immediately prior year end; or (ii) the statutory net income (loss) during the prior calendar year.
In addition, insurance regulators may prohibit the payment of ordinary dividends and distributions or other payments by our insurers (such as a payment under a tax sharing agreement for employment or other services) if they determine that such payment could be adverse to our policyholders or would not be fair and reasonable to the insurer.
National Association of Insurance Commissioners (“NAIC”)
The NAIC is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual. However, model insurance laws and regulations are only effective when adopted by the states, and Statutory Accounting Principles (“SAP”) continue to be established by individual state laws, regulations and permitted practices. Changes to the NAIC Accounting Manual or modifications by the various state insurance departments may affect the statutory capital and surplus of our insurance subsidiaries.
The NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act requires an insurance holding company to, regularly, no less than annually, assess the adequacy of our insurance subsidiaries’ risk management framework, and current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level report annually to the lead state commissioner.
Examinations
State insurance laws and regulations govern the marketplace for insurers, affecting the form and content of disclosure to insureds, advertising, sales and underwriting practices and complaint and claims handling, and these provisions are generally enforced through periodic or target market conduct examinations. State insurance departments may conduct periodic or target detailed examinations of the books, records, accounts and business practices of insurers licensed in their states. These examinations are sometimes conducted in cooperation with insurance departments of multiple other states or jurisdictions representing each of the NAIC zones, under guidelines promulgated by the NAIC.

Accounting Principles
State insurance regulators developed SAP as a basis of accounting used to monitor and regulate the solvency of insurers. Since insurance regulators are primarily concerned with ensuring an insurer’s ability to pay its current and future obligations to policyholders, statutory accounting conservatively values the assets and liabilities of insurers, generally in accordance with standards specified by such insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and are generally adopted by regulators in the various state jurisdictions. Due to differences in methodology between SAP and U.S. GAAP, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are often materially different from those reflected in financial statements prepared under SAP.
Market Conduct
State insurance laws and regulations govern the marketplace activities of insurers, affecting the form and content of disclosure to consumers, advertising, product replacement, sales and underwriting practices and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations. Our insurance subsidiaries are not currently undergoing market conduct reviews in any states.
Investments
State insurance laws and regulations require diversification of our insurance subsidiaries’ investment portfolio and limit the proportion of, or in some cases totally prohibit, investments our insurance subsidiaries may hold in different asset categories. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for assessing an insurer’s solvency unless a waiver is given by the insurer’s domestic insurance regulator, and, in some instances, regulations require divestiture of such non-complying investments. We believe our insurance subsidiaries’ investments are in compliance with these state insurance laws and regulations or are subject to any applicable waivers.
Capital and Surplus Requirements
Insurance regulators have the discretionary authority, in connection with maintaining the licensing of our insurance subsidiaries, to limit or restrict insurers from issuing new policies, or to take other actions, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or reserves, or is in a hazardous financial condition. We seek to maintain new business and capital management strategies to support meeting related regulatory requirements.
Mortgage Guaranty Insurance Capital and Surplus Requirements. Mortgage guaranty insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements but certain states impose other forms of capital requirements on mortgage guaranty insurers, requiring maintenance of a RTC ratio not to exceed 25:1. Policyholder position is defined as surplus as regards policyholders plus contingency reserves, less ceded reinsurance. In this Annual Report, we show policyholder position as statutory capital.
The NAIC is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the MGI Model, revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance and the development of a mortgage guaranty supplemental filing. In late 2019 and early 2021, the MGIWG released exposure drafts of the revised MGI Model, including new proposed mortgage guaranty insurance capital requirements for mortgage insurers, and the mortgage guaranty supplemental filing, which currently remains under development. The process for developing this framework is ongoing, and the outcome of this process remains uncertain. At this time, we cannot predict (i) the outcome of this process; (ii) which states, if any, may adopt the MGI Model; (iii) the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically; (iv) the additional costs associated with compliance with any such changes; or (v) any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted and what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
Group Capital Requirements. The NAIC and international insurance regulators, including the International Association of Insurance Supervisors (“IAIS”), have developed group capital standards. The NAIC developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-United States entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. In December 2020, the NAIC also adopted the GCC Template and Instructions as well as amendments to the Holding Company System Model Act and Regulation to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation with its lead state; however, the template and instructions are currently undergoing revisions by the NAIC’s Group Capital Calculation (E) Working Group as the working group conducts a trial implementation of the GCC with volunteer insurer groups in 2021. The NAIC has stated that the calculation will be a regulatory tool and does not constitute a requirement or standard, but there can be no guarantee that will remain the case. The amendments to the Holding Company System Model Act and Regulation, which implement the annual filing requirement for the GCC, now have to be adopted by state legislatures in order to become effective. See also “Item 1A. Risk Factors— Risks Relating to Regulatory Matters—Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings which could have a material adverse impact on our business, results of operations and financial condition. ”
The IAIS spent several years developing a risk-based global insurance capital standard (“ICS”) based upon 10 key principles, which will apply to internationally active insurance groups. We are part of the broader group of insurance companies of our Parent. The IAIS adopted a revised version of the ICS in 2019 and it began a five-year monitoring period in 2020 prior to final implementation. It is unclear how the development of group capital measures by the NAIC and IAIS will interact with existing capital requirements for insurance companies in the United States and with international capital standards.
Reserves
State insurance laws and regulations require our insurance subsidiaries to establish a special statutory contingency reserve reflected in their statutory financial statements to provide for payable claims and other expenses and purposes in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) 10 years after which such amounts can be released into surplus or (ii) when loss ratios exceed 35% in which case, the amount above 35% can be released under certain circumstances, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This deferral of premiums into the contingency reserve limits our insurance subsidiaries’ ability to pay dividends to stockholders until those contingency reserves are released back into surplus. Our insurance subsidiaries’ statutory contingency reserve was approximately $3,042 million and $2,518 million as of December 31, 2021 and 2020, respectively.
Dodd-Frank Act
Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed that may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, money laundering, privacy regulation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed in recent years.

The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of new implementing rules and regulations.
The Dodd-Frank Act prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. Certain rules and regulations established by the CFPB require mortgage lenders to demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage (“QM”) and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. The regulations include the QM Patch for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet these requirements are deemed to be QMs. The QM Patch permits loans that exceed a DTI ratio of 43% to be eligible for QM status. Many of the loans that qualify under the QM Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. On December 29, 2020, the CFPB promulgated two final rules amending the QM Rule: (i) the Amended QM Rule and (ii) the Seasoned QM Final Rule. The effective date of both rules was March 1, 2021, with a mandatory compliance date for the Amended QM Rule of July 1, 2021. However, April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the Amended QM Rule until October 1, 2022 and noting that the Amended QM Rule and Seasoned QM Final Rule would be reconsidered at a later time. As provided under the final rule, the prior 43% DTI-based QM Rule definition, the new price-based (APOR) definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, Fannie Mae issued Lender Letter 2021-09 and Freddie Mac issued Bulletin 2021-13 stating that due to the requirements of the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs they would only acquire loans that meet the new price-based (APOR) definition set forth under the Amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43% DTI-based QM Rule definition and the QM Patch will continue to qualify under the new price-based (APOR) definition and therefore we expect little impact from this change.
Agency Qualification Requirements
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. Effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. On September 27, 2018, the GSEs issued revisions to the PMIERs, which became effective March 31, 2019. The PMIERs aim to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation among others. In addition, the PMIERs require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. As of December 31, 2021, we met the PMIERs financial and operational requirements, based in part on our entry into a series of reinsurance transactions, and currently hold a reasonable amount in excess of the financial requirements.
The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high LTV mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets”.
The operational PMIERs requirements include standards that govern the relationship between the GSEs and approved insurers and are designed to ensure that approved insurers operate under uniform guidelines, such as claim processing timelines. They include quality control requirements that are designed to ensure that approved insurers have a strong internal risk management infrastructure and senior management oversight.
During 2020, the GSEs issued several amendments to PMIERS. The December 4, 2020 PMIERS Amendment extended the application of reduced PMIERs capital factors to each non-performing loan that has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 and capital preservation period from March 31, 2021 to June 30, 2021. On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued on December 4, 2020. The June 30, 2021 version allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021 version also imposed temporary capital preservation provisions through December 31, 2021 that required an approved insurer to meet certain PMIERs minimum required asset buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier is applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. In addition, the PMIERs Amendment imposed permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future FEMA-Declared Major Disaster Areas eligible for individual assistance.
Under PMIERs, we are subject to these operational and financial requirements. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of December 31, 2021, we had estimated available assets of $5,077 million against $3,074 million net required assets under PMIERs compared to available assets of $4,588 million against $3,359 million net required assets as of December 31, 2020. The sufficiency ratio as of December 31, 2021 was 165% or $2,003 million above the published PMIERs requirements, compared to 137% or $1,229 million above the published PMIERs requirements as of December 31, 2020, which was above the requirement imposed by the GSE Restrictions that require us to maintain a PMIERs sufficiency ratio of 115% in 2021. For information with respect to higher PMIERs sufficiency ratios in future periods as a result of the GSE Restrictions, see “Item 1A. Risk Factors —Risks Relating to Our Business— If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

In addition, our PMIERs required assets as of December 31, 2021 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans.
In their respective letters approving credit for reinsurance against PMIERs financial requirements, the GSEs require our mortgage insurance subsidiary not to exceed a maximum statutory RTC ratio of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit for reinsurance and other CRT transactions available under PMIERs indicated in their approval letters. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs.
In connection with the COVID-19 pandemic, on September 30, 2020, GMICO entered into the Master Policy Alternatives Agreement, pursuant to which GMICO agreed to temporarily waive or grant alternatives, extensions and flexibilities around various requirements included in certain policies owned by the GSEs. The Master Policy Alternatives Agreement became effective on September 30, 2020 and was terminated on July 31, 2021. The Master Policy Alternatives Agreement included several provisions aimed at avoiding claim denial and cancellation of coverage resulting from the COVID-19 pandemic. In addition, pursuant to the Master Policy Alternatives Agreement, the GSEs provided monthly reports regarding which loans participate in forbearance plans granted in response to a COVID-19 hardship.
In September 2020, subsequent to the issuance of our 2025 Senior Notes, the GSEs imposed the GSE Restrictions with respect to capital on our business. In May 2021, in connection with their conditional approval of the consummation of our IPO, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective GSE Conditions are met: (i) GMICO obtains a “BBB+”/“Baa1” (or higher) rating from Standard & Poor’s, Moody’s or Fitch for two consecutive quarters and (ii) our Parent achieves a debt leverage ratio (excluding U.S. life business equity) that is less than 25% and a cash coverage ratio that is at least 2.5 for two consecutive quarters. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require (a) GMICO to maintain 115% of PMIERs Minimum Required Assets through 2021, 120% during 2022 and 125% thereafter, (b) the Company to retain available liquidity the greater of either 13.5% of outstanding EHI debt or $300 million of its holding company cash that can be drawn down exclusively for Company debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs and (c) prior written approval must be received from the GSEs before any additional debt issuance by either GMICO or the Company. In addition, GMICO is not permitted to make any dividends or distributions that would cause the PMIERs Available Assets to fall below the PMIERs Minimum Required Assets percentages set forth in clause (a) above. In addition, in calculating PMIERs Available Assets relative to any dividend or distribution, PMIERs Available Assets shall be calculated consistent with the capital preservation provisions of the PMIERs Amendment, and any amendments thereto. Our Parent expects to continue own at least 80% of EHI common stock. However, if our Parent no longer owns directly or indirectly 50% or more of our common stock, Fannie Mae agreed to reconsider the GSE Restrictions. In addition, in the event that the Parent were to hold less than 80% of our common stock by either voting power or value, we would cease to be a member of the Genworth Consolidated Group and may be required to make a payment to the Parent in respect of tax benefits for which we received credit under the Tax Allocation Agreement, but which had not been utilized by the Genworth Consolidated Group at such time. These tax benefits would be available to reduce our tax liabilities in periods after we leave the Genworth Consolidated Group, subject to any applicable limitation that may apply with respect to such period or tax benefit.
Although we expect we will continue to retain our eligibility status with the GSEs, there can be no assurance these conditions will continue. See “Item 1A. Risk Factors—Risks Relating to Regulatory Matters—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Conditions.”

Other Federal Regulation
We and other private mortgage insurers are impacted by federal regulation of residential mortgage transactions with respect to mortgage originators and lenders, purchasers of mortgage loans such as Fannie Mae and Freddie Mac and governmental insurers such as the FHA and the VA. Mortgage origination and servicing transactions are subject to compliance with various state and federal laws, including RESPA, HOPA, FCRA, the Fair Housing Act, the Truth In Lending Act, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Act and others, including those discussed in this section. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of insurance, govern the circumstances under which companies may obtain and use consumer credit information, and provide for other consumer protections. Additionally, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material effect on private mortgage insurers. For example, in December 2020, the FHFA promulgated the Enterprise Capital Framework that imposes a new capital framework on the GSEs, including risk-based and leverage capital requirements and buffers in excess of regulatory minimums that can be drawn down in periods of financial stress. This rule is part of the process to potentially end the conservatorships of the GSEs. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements.
Federal Laws
The Real Estate Settlement Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance is considered a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes us from providing services to mortgage lenders or other settlement service providers free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.
HOPA provides for the automatic termination, or cancellation upon a borrower’s request, of the borrower’s obligation to pay for private mortgage insurance upon satisfaction of certain conditions. HOPA applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance (“BPMI”) closed after July 29, 1999. HOPA requires lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the LTV ratio reaches 78% of the original value. A borrower generally may also request cancellation of mortgage insurance from their lender once the actual payments reduce the loan balance to 80% of the home’s original value. For borrower-initiated cancellation of mortgage insurance, the borrower must have a “good payment history” as defined by HOPA.
Fair Credit Reporting Act (“FCRA”) imposes restrictions on the permissible use of credit report information and requires mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for due to information contained in a consumer’s credit report. There has been past class action litigation over these FCRA adverse action notices involving the mortgage insurance industry, including court-approved settlements.
The Fair Housing Act generally prohibits discrimination in the terms, conditions or privileges in residential real estate-related transactions on the basis of race, color, religion, sex, familial status, or national origin. Numerous courts have held that the Fair Housing Act prohibits discriminatory insurance practices. In addition, both the Department of Justice (the “DOJ”) and the CFPB have pursued claims under the Fair Housing Act on a disparate impact theory as well. There has been litigation over the Fair Housing Act involving other mortgage insurers, resulting in some cases in court-approved settlements.
Mortgage Servicing Rules
The CFPB Servicing Rule established servicer requirements for handling loans that are in default, handling escrow accounts, responding to borrower assertions of error and loss mitigation in the event that a borrower defaults. A provision of the required loss mitigation procedures prohibits a loan holder or servicers from commencing foreclosure until 120 days after the borrower’s delinquency. Since 2014, the CFPB has clarified those rules through subsequent rule makings and provided guidance on how servicers must apply them in certain circumstances, including recent clarifications as a result of COVID-19.
On March 27, 2020, the CARES Act was signed into law. On April 3, 2020, the CFPB, the National Credit Union Administration, the Federal Banking Agencies and the Conference of State Bank Supervisors issued a joint statement to clarify existing flexibility in the mortgage servicing rules that services can use to help consumers during the COVID-19 emergency, including those applicable to mortgage forbearance options under the CARES Act. The joint statement addressed flexibility around required notices from servicers and the existing requirements related to continuity of contact and reasonable diligence steps required when the forbearance ends. This guidance could reduce claims and mitigate losses, but may also contribute to delays in foreclosure and have an adverse impact on resolution of claims with respect to the servicing of mortgage loans covered by our insurance policies.
The CARES Act provides financial assistance for businesses and individuals and targeted regulatory relief for financial institutions. Among many other things, for up to 120 days after the termination date of the national emergency concerning COVID-19 declared by the Trump Administration on March 13, 2020 under the National Emergencies Act, the CARES Act required mortgage servicers to provide up to 180 days of forbearance for borrowers with a federally backed mortgage loan who asserted they had experienced a financial hardship related to COVID-19. The forbearance could be extended for an additional 180 days, up to a year in total, or shortened at the request of the borrower. In addition, on February 25, 2021, the Federal Housing Finance Agency (“FHFA”) announced that borrowers with a mortgage backed by the GSEs who are in an active COVID-19 forbearance plan as of February 28, 2021 may request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Many servicers have updated and improved their reporting to private mortgage insurers for when a loan is covered by forbearance.
The foreclosure moratorium for mortgages that are purchased by the GSEs expired on July 31, 2021. However, on June 28, 2021 the CFPB issued a final rule to amend Regulation X of the Real Estate Settlement Procedures Act effective August 31, 2021 to assist mortgage borrowers affected by the COVID-19 emergency. The final rule established temporary procedural changes that require a loss mitigation review prior to a servicer’s first notice or foreclosure filing on certain mortgages. On June 29, 2021, the FHFA announced that servicers were immediately prohibited from making a first notice or foreclosure filing for mortgages backed by the GSEs that would be prohibited by the CFPB Regulation X Final Rule before it took effect on August 31, 2021. These announcements generally prohibited servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021.
Regulation of Mortgage Origination
Private mortgage insurers are also indirectly impacted by federal law and regulation affecting mortgage originators and lenders, purchasers of mortgage loans and governmental insurers. Among the most significant of these laws and regulations are the Dodd- Frank Act QM and the ability-to-repay (“ATR”) Requirement and the qualified residential mortgage (“QRM”) securitization risk retention provisions.

ATR and QM Rules
The Dodd-Frank Act ATR Requirement prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the CFPB, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. Certain rules and regulations established by the CFPB require mortgage lenders to demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a QM and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. The regulations include the QM Patch for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet these requirements are deemed to be QMs. The QM Patch permits loans that exceed a DTI ratio of 43% to be eligible for QM status. Many of the loans that qualify under the QM Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. In addition, on December 29, 2020, the CFPB promulgated two final rules amending the QM Rule: (i) the Amended QM Rule and (ii) the Seasoned QM Final Rule. The effective date of both rules was March 1, 2021, with a mandatory compliance date for the Amended QM Rule of July 1, 2021. On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the Amended QM Rule until October 1, 2022 and noting that the Amended QM Rule and Seasoned QM Final Rule would be reconsidered at a later time. As provided under the final rule, the prior 43% DTI-based QM Rule definition, the new price-based (APOR) definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, Fannie Mae issued Lender Letter 2021-09 and Freddie Mac issued Bulletin 2021-13 stating that due to the requirements of the PSPAs they would only acquire loans that meet the new price-based (APOR) definition set forth under the Amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43% DTI-based QM Rule definition and the QM Patch will continue to qualify under the new price-based (APOR) definition and therefore we expect little impact from this change.
The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans), the USDA and RHS to develop their own definitions of a QM in consultation with the CFPB. In December 2013, HUD adopted a separate definition of a QM for loans insured by the FHA. HUD’s QM definition is less restrictive than the CFPB QM Rule in certain respects. To the extent that other government agencies guaranteeing residential mortgage loans may adopt definitions of a QM that are more favorable to lenders and mortgage holders than the CFPB QM Rule, our mortgage insurance business could also be negatively impacted.
The Dodd-Frank Act requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of a QRM. As required by the Dodd-Frank Act, in 2015 the Federal Banking Agencies, the FHFA, the SEC and HUD adopted a joint final rule implementing the QRM rules that aligns the definition of a QRM with that of a QM. In December 2019, the Federal Banking Agencies initiated a review of certain provisions of the risk retention rule, including the QRM definition. Among other things, the review allows the Federal Banking Agencies to consider the QRM definition in light of any changes to the QM definition under the QM Rule adopted by the CFPB, which would include the final rule promulgated by the CFPB on December 29, 2020. If the QRM definition is changed in a manner that is unfavorable to us, such as to require a large down payment for a loan to qualify as a QRM, without giving consideration to mortgage insurance in computing LTV ratios, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance. See “Item 1A. Risk Factors—Risks Relating to Our Business—Our business, results of operations and financial condition could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau’s final rule defining a QM results in a reduction of the size of the origination market or creates incentives to use government mortgage insurance programs.”

Basel III
In 1988, the Basel Committee developed Basel I which set out international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued Basel II, which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. Following the financial crisis of 2008, the Basel Committee issued Basel III that established RBC and leverage capital requirements for most United States banking organizations (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019).
In December 2017, the Basel Committee published the 2017 Basel III Revisions that were generally targeted for implementation by each participating country by January 1, 2022. In March 2020, the Basel Committee revised the target date for implementation to January 1, 2023. Under these revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate, but will determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under the 2017 Basel III Revisions, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are at least as stringent as the 2017 Basel III Revisions, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement the 2017 Basel III Revisions as specifically drafted by the Basel Committee, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. It remains unclear whether new guidelines will be proposed or finalized in the United States in response to the most recent 2017 Basel III Revisions.
Other Laws and Regulations
Privacy of Consumer Information and Cybersecurity
Federal and state laws and regulations require financial institutions, including insurance companies, to protect, among other things, the security and confidentiality of consumer financial information and to notify consumers about policies and practices relating to the collection and disclosure of consumer information and policies relating to protecting the security and confidentiality of that information and to notify regulators and consumers in the event of certain data breaches affecting personal information.
Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulations regarding these subjects and the privacy and security of nonpublic personal information, confidential business information, information security systems, and vendors and other third parties that may have access to sensitive data or systems. Furthermore, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent United States companies’ data breaches. The Federal Trade Commission, the DOJ, the New York State Department of Financial Services (“NYDFS”), the SEC and the NAIC have undertaken various studies, reports and actions regarding privacy and data security for entities under their respective supervision. Some states have recently enacted new privacy and information security requirements and new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees.
The Gramm-Leach-Bliley (“GLB”) Act and the FCRA impose privacy and information security requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and creditworthiness information, respectively, and limitations on the use and sharing of such information. The GLB Act requires administrative, technical and physical safeguards to ensure the security, confidentiality, integrity and the proper disposal of nonpublic personal information, and the FCRA imposes similar information security requirements regarding the protection of creditworthiness information. The FCRA limits an entity’s ability to disclose creditworthiness information to affiliates and nonaffiliates unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure, and it limits an entity’s ability to use creditworthiness information except for certain authorized purposes. The GLB Act limits a financial institution’s disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure. The GLB Act requires that financial institutions provide privacy notices to their customers. With respect to our business, the GLB Act is enforced by the CFPB and state insurance regulators, and the FCRA is enforced by the CFPB. CFPB regulations implement certain sections of the GLB Act regarding privacy and information security, and state insurance regulations also implement certain sections of the GLB Act regarding privacy and information security, including requirements to notify individuals regarding certain data security incidents that affect their nonpublic personal information. Certain states have implemented certain requirements of the GLB Act, including North Carolina through the Consumer and Customer Information Privacy Act.
Many states have enacted privacy and data security laws that impose compliance obligations beyond those imposed by the GLB Act, including obligations to protect sensitive personal information. On July 25, 2019, New York enacted the Stop Hacks and Improve Electronic Data Security Act to increase information security requirements regarding New York residents’ personal information. This law became effective March 21, 2020. All fifty states also require entities to provide notification to affected state residents and, in certain instances, state regulators, such as state attorneys general or state insurance commissions, in the event of certain security breaches affecting personal information, though some of these laws include exemptions for entities regulated by the GLB Act.
The New York Department Financial Services (“NYDFS”) published a cybersecurity regulation, which became effective on March 1, 2017, and requires all banks, insurance companies, and other financial services institutions and licensees regulated by the NYDFS, including several of our subsidiaries, to establish a cybersecurity program. The NYDFS cybersecurity regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, training, data management, system testing and regulator notification in the event of certain cybersecurity events. We actively take steps to ensure that we comply with the NYDFS cybersecurity regulation. On February 4, 2021, the NYDFS issued a circular letter announcing its Cyber Insurance Risk Framework, which describes best practices the agency recommends NYDFS-regulated insurers use to manage cyber insurance risk, including rigorously measuring insureds’ cyber risk, educating and incentivizing insureds to adopt cybersecurity measures and training employees to better understand and evaluate cyber risk. The circular letter does not establish new legal standards, but does reflect the NYDFS’s interpretation of existing legal and regulatory requirements. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“VCDPA”) which will become effective on January 1, 2023. The VCDPA borrows heavily from the California Consumer Privacy Act of 2018 (the “CCPA”) and the European Union General Data Protection Regulation (“EU GDPR”), and includes exemptions that may be broader than the CCPA in certain respects, including an exemption for any data or financial institution subject to the GLB Act. Other states are also working on legislation related to consumer data privacy similar to the CCPA.
In October 2017, the NAIC adopted a new Insurance Data Security Model Law, which establishes model standards for states to adopt regarding data security and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYDFS cybersecurity regulation discussed above. As with all NAIC model laws, this Insurance Data Security Model Law must be adopted by a state before becoming law in such state. The Insurance Data Security Model Law has not been adopted by a majority of the states. North Carolina has not adopted a version of the Insurance Data Security Model Law. We anticipate that more states will begin adopting the Insurance Data Security Model Law, sometimes with state-specific modifications, in the near term, although it is not yet an accreditation standard. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurance companies, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.
The CCPA, effective as of January 1, 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA has been amended, and it is possible it will be amended again by other pending legislative initiatives or by popular referendum. The CCPA requires certain companies doing business in California to disclose to California consumers information regarding the companies’ privacy practices and the privacy rights that businesses must offer to California residents to access and delete their personal information. The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws in the United States applicable to GMICO. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA also provides authority to the California Attorney General to seek civil penalties for intentional violations of the CCPA. The California Attorney General began enforcement of the CCPA on July 1, 2020. On June 1, 2020, the California Attorney General filed proposed final regulations for review and approval by California’s Office of Administrative Law (“OAL”). On August 14, 2020, the California Attorney General announced that OAL had approved, and provided additional regulations to, the proposed final regulations. Therefore, as of August 14, 2020, the California Attorney General’s regulations are finalized and enforceable by the California Attorney General, subject to any legal challenges. On December 10, 2020, the California Attorney General proposed modifications to the regulations that went into effect on August 14, 2020. The abbreviated comment period for these proposed modifications closed on December 28, 2020. Following the closure of the public comment period, the California Attorney General submitted the regulations for approval by the OAL, which granted approval for the modified regulations on March 15, 2021. The CCPA includes a number of limited exceptions, including an exception for data that is collected, processed, sold, or disclosed pursuant to the GLB Act. This exception, however, does not apply to the private cause of action afforded to individuals for information security incidents. The CCPA was amended by popular referendum due to a new ballot initiative, the California Privacy Rights Act (“CPRA”), which was included on the November 2020 ballot in California and approved by California voters. The majority of CPRA provisions will go into effect on January 1, 2023. In the interim, the CPRA will require additional investment in compliance programs and potential modifications to business processes. In particular, the CPRA will create a California data protection agency to enforce the statute and will impose new requirements relating to additional consumer rights, data minimization and other obligations. The CPRA also extends certain exemptions under the CCPA through December 31, 2022. Specifically, the CCPA exempts from its requirements certain information collected in employment or business-to-business contexts.
As noted above, state governments, Congress and agencies may consider and enact additional legislation or promulgate regulations governing privacy, cybersecurity and data breach reporting requirements. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business practices, results of operations or financial condition.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, without charge, on our website, www.enactmi.com, as soon as reasonably practicable after we file or furnish such reports with the SEC. The public may read and copy any electronic materials we file or furnish with the SEC at the SEC’s website, www.sec.gov. Copies of our SEC filed or furnished reports are also available, without charge, from Enact Investor Relations, 8325 Six Forks Road, Raleigh, North Carolina, 27615.
Our website also includes the charters of our Audit Committee, Nominating and Corporate Governance Committee, Risk Committee, Independent Capital Committee and, Compensation Committee, our Governance Principles and our company’s code of ethics. Copies of these materials also are available, without charge, from Enact Investor Relations at the address above.

Item 1A. Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021.

Summary of Risk Factors
Risks Relating to Our Business
•The ongoing COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.
•If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
•A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience.
•When we are notified that an insured loan is in default, we establish loss reserves based on management’s estimate of claim rates and claim sizes, which are subject to uncertainties and are based on assumptions about certain estimation parameters that may be volatile. As a result, the actual claim payments we make may materially differ from the amount of our corresponding loss reserves.
•If the models used in our business are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse effect on our business, results of operations and financial condition.
•Competition within the mortgage insurance industry could result in the loss of market share, loss of customers, lower premiums, wider credit guidelines and other changes that could have a material adverse effect on our business, results of operations and financial condition.
•Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.
•The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.
•Changes in the composition of our business or undue concentration by customer or geographic region may adversely affect us by increasing our exposure to loss of business or adverse performance of a small segment of our portfolio.
•Our risk management programs may not be effective in identifying or adequate in controlling or mitigating the risks we face.
•The extent of the benefits we realize from loss mitigation actions or programs in the future may be limited compared to years past.
•Interest rates and changes in rates could materially adversely affect our business, results of operations and financial condition.
•We may be unable to maintain or increase the capital needed in our business in a timely manner, on anticipated terms or at all, including through improved business performance, CRT transactions, securities offerings or otherwise, in each case as and when required.
•CRT transactions may not be available, affordable or adequate to protect us against losses.
•Adverse rating agency actions have resulted in a loss of business and adversely affected our business, results of operations and financial condition and future adverse rating agency actions could have a further and more significant adverse impact on us.
•We compete with government-owned enterprises and GSEs, and this may put us at a competitive disadvantage on pricing and other terms and conditions.
•Our valuation of fixed maturity, equity and trading securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations that could result in changes to investment valuations that may materially adversely affect our business, results of operations and financial condition.
•If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could increase.
•Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.
•Potential liabilities in connection with our contract underwriting services could have a material adverse effect on our business, results of operations and financial condition.
•The premiums we agree to charge for our mortgage insurance coverage may not adequately compensate us for the risks and costs associated with the coverage we provide.
•A decrease in the volume of Low-Down Payment Loan originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue.
•We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and adversely affect our business, results of operations and financial condition.
•The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business and cause us to incur incremental costs.

Risks Relating to Regulatory Matters
•Our business is extensively regulated and changes in regulation may reduce our profitability and limit our growth.
•An adverse change in our regulatory requirements could have a material adverse impact on our business, results of operations and financial condition.
•Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings which could have a material adverse impact on our business, results of operations and financial condition.
•Changes in regulations that adversely affect the mortgage insurance markets in which we operate could affect our operations significantly and could reduce the demand for mortgage insurance.
Risks Relating to Our Continuing Relationship with our Parent
•Our Parent is able to exert significant influence over us and our corporate decisions.
•The terms of our arrangements with our Parent may be more favorable than we will be able to obtain from an unaffiliated third party.
•We could be affected by issues affecting our Parent in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.
Risks Relating to Taxation
•Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.
•We are jointly and severally liable for any U.S. federal income taxes owed by the Genworth Consolidated Group for taxable periods in which we are a member of the group.
•Our Parent’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.
•If we leave the Genworth Consolidated Group, we may be required to make payments under the Tax Allocation Agreement and may be required to pay more income tax in the future.
General Risk Factors
•We are a holding company, and our only material assets are our equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.
•Our business could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.
•We may suffer losses in connection with future litigation and regulatory proceedings or other actions.
•Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, results of operations and financial condition.
•If we are unable to on-board, retain, attract and motivate qualified employees or senior management, our business, results of operations and financial condition may be adversely impacted.
•Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our business, results of operations and financial conditions.
•The occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change, could materially adversely affect our business, results of operations and financial condition.
•Provisions of state corporate and state insurance laws, of PMIERs and of our amended and restated certificate of incorporation and our amended and restated bylaws may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
•We are a “controlled company” within the meaning of the Nasdaq rules and we qualify for exemptions from certain corporate governance requirements.
•Our amended and restated certificate of incorporation contains exclusive forum provisions, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Risks Relating to Our Business
The ongoing COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.
The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. Stay-at-home orders, travel restrictions and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 have resulted in significant business and operational disruptions, including business closures, supply chain disruptions and mass layoffs and furloughs. Although most jurisdictions have subsequently lifted stay-at-home orders and moved to phased opening of businesses, capacity restrictions and health and safety recommendations that encourage continued physical distancing and working remotely have limited the ability of some businesses to return to pre-pandemic levels of activity and employment, and the potential for resurgence of cases of the disease (including as a result of the emergence of new variants) could lead to the reimposition of restrictions designed to curb its spread.
Since the outbreak of the COVID-19 pandemic, there have been a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the virus. On March 27, 2020, the CARES Act was signed into law. The CARES Act provides financial assistance for businesses and individuals and targeted regulatory relief for financial institutions. Among many other things, for up to 120 days after the termination date of the national emergency concerning COVID-19 declared by the Trump Administration on March 13, 2020 under the National Emergencies Act, the CARES Act required mortgage servicers to provide up to 180 days of forbearance for borrowers with a federally backed mortgage loan who asserted they had experienced a financial hardship related to COVID-19. The forbearance could be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. In addition, on February 25, 2021, the FHFA announced that borrowers with a mortgage backed by the GSEs who are in an active COVID-19 forbearance plan as of February 28, 2021 may request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Many servicers have updated and improved their reporting to private mortgage insurers for when a loan is covered by forbearance.
The foreclosure moratorium for mortgages that are purchased by the GSEs expired on July 31, 2021. However, on June 28, 2021 the Consumer Financial Protection Bureau (“CFPB”) issued a final rule to amend Regulation X of the Real Estate Settlement Procedures Act effective August 31, 2021 to assist mortgage borrowers affected by the COVID-19 pandemic. The final rule established temporary procedural changes that require a loss mitigation review prior to a servicer’s first notice or foreclosure filing on certain mortgages. On June 29, 2021, the FHFA announced that servicers were immediately prohibited from making a first notice or foreclosure filing for mortgages backed by the GSEs that would be prohibited by the CFPB Regulation X Final Rule before it took effect on August 31, 2021. These announcements generally prohibited servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021.
Any delays in foreclosure, including foreclosure moratoriums imposed by state and local governments and the GSEs due to COVID-19, could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes decline during such foreclosure delays. If we experience an increase in claim severity resulting in claim amounts that are higher than expected, our business, results of operations and financial condition could be adversely affected. In addition, the expiration or discontinuation of any governmental or GSE forbearance or foreclosure relief program could further exacerbate the financial condition of borrowers on loans we insure or economic conditions generally, which could have a material adverse effect on our business, results of operations and financial condition.

We have taken steps to mitigate some of the risks associated with COVID-19. However, we are currently unable to estimate the magnitude of the impact that the pandemic will ultimately have on our business, results of operations and financial condition. While the impact of the developing COVID-19 pandemic is difficult to predict, the related outcomes and impact on our business will depend on the spread and duration of the pandemic, including the duration of any resurgences of COVID-19 and its variants, the effectiveness of vaccines, the willingness of people to be vaccinated, regulatory and government actions to support housing and the economy, social distancing, the need to reimpose restrictions and other spread mitigating actions and the shape of the economic recovery. We are continuing to monitor COVID-19 developments, regulatory and government actions including the impact of the CARES Act and programs announced by the GSEs, and the potential financial impacts on our business. To date, we have aligned our business with the temporary origination and servicing guidelines announced by the GSEs and activated our business continuity program by transitioning to a work-from-home virtual workforce. We plan to initiate our return to the office in March 2022 and intend to operate under a hybrid office and work-from-home model for the near term.
We expect that COVID-19 and measures taken to reduce its spread will continue to pervasively impact our business, subjecting us to the following risks:
•The pandemic has resulted in a material increase in new defaults as borrowers fail to make timely payments on their mortgages, primarily as a result of unemployment and mortgage forbearance programs that allow borrowers to defer mortgage payments. While new defaults are currently lower than at the height of the COVID-19 pandemic, the rise of new variants could result in an increase of new defaults. This may impact our business’ ability to remain compliant with the PMIERs’ financial requirements.
•The pandemic could place a significant strain on the operations and financial condition of mortgage servicers, which could disrupt the servicing or servicing transfers of mortgage loans covered by our insurance policies or result in servicers failing to timely remit premiums and appropriately report the status of loans, including whether the loans are subject to a COVID-19-related forbearance program.
•We could receive fewer mortgage insurance premiums as a result of loans going into default or be unable to cancel insurance coverage for nonpayment of premiums due to state moratoriums that could temporarily suspend such actions by insurers.
•Decreases in overall policy persistency and an increased level of mortgage loan refinancings, driven by historically low mortgage interest rates as a result of U.S. monetary policy following COVID-19 and other reasons, could reduce the profitability of our insurance portfolio.
•Stimulative monetary policy, including Federal Reserve bond purchases and reductions in the Federal Reserve’s target federal funds rate to 0.0% - 0.25% beginning March 2020, have reduced our net interest income and margins, and the potential for future interest rate increases due to inflation resulting from fiscal and monetary stimulus provided by the federal government as a result of the COVID-19 pandemic could impact net investment income.
•As a result of COVID-19-related relief programs, many loans in our delinquency inventory have entered forbearance plans and we anticipate that defaults related to the pandemic, if not cured or otherwise substantially mitigated, could remain in our defaulted loan inventory for a protracted period of time, potentially resulting in an increased number of claims and higher levels of claim severity for loans that ultimately result in a claim. Historically, forbearance plans such as those put in place as a result of COVID-19 have reduced the incidence of our losses on affected loans. However, given the uncertainty around the long-term impact of COVID-19, it is difficult to predict whether a loan’s delinquency will result in a cure or claim when its forbearance plan ends. The severity of losses associated with loans whose delinquencies do not cure will depend on the duration of the forbearance and economic conditions at that time and our current estimates about the number of delinquencies for which we will receive claims, and the amount, or severity, of each claim, could increase or decrease. For new loans originated and insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
•While vaccines for COVID-19 have been developed, approved and distributed, there is no guarantee that any such vaccine will be entirely effective, work as expected, be effective on new variants of COVID-19, or will be accepted on a significant scale across all geographies.
•The extended duration of the COVID-19 pandemic, the resurgence of cases of the disease (including as a result of the emergence of new COVID-19 variants) and the reimposition of restrictions designed to curb its spread could lead to pressure on home prices in addition to elevated unemployment, which could cause additional new delinquencies, as well as potentially result in increased claims and higher levels of claim severity.
•The GSEs’ business practices and policies have changed in response to COVID-19, with a shift in their primary objectives to supporting borrowers impacted by the pandemic and protecting the ongoing functioning of the United States housing finance system. As the situation continues to evolve, the actions of the FHFA and the GSEs in response to COVID-19 are likely to continue to significantly impact the United States housing finance system. These actions may include additional PMIERs capital requirements or other material restrictions on us. Because private mortgage insurance is an important component of this system, these actions (as well as other governmental actions in response to the pandemic) have had, and may continue to have, an adverse impact on our mortgage insurance operations and performance.
•The number of home purchases or mortgage refinancings may continue to be materially affected by the impact of the pandemic on general economic conditions, including the unemployment rate and the availability of credit for mortgage loans. In addition, public and private sector initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on business activities, may continue to affect the number of new mortgages available for us to insure as real estate markets confront challenges in the mortgage origination and home sale process created by social distancing, widespread adoption of remote work policies and other measures. Any significant adverse impact to our business, results of operations and financial condition could lead to lower credit ratings and impaired capital, both of which could hinder our businesses from offering their products, preclude them from returning capital to our Parent and our holding company, and thereby harm our liquidity.
•The models, assumptions and estimates we use to establish loss reserves and claim rates may not be accurate, especially in the event of an extended economic downturn or a period of extreme market volatility and uncertainty such as we are currently experiencing due to COVID-19. For example, cures for loan defaults resulting from the pandemic are emerging more slowly than we had previously experienced in the context of other FEMA-declared emergencies due to extended forbearance programs. While we continue to expect forbearance programs to benefit ultimate cure rates, this emergence may result in ultimate cure rates below our expectations. Consequently, the ultimate claim rate may be higher than our expectations.
•Adverse impacts on capital, credit and reinsurance market conditions, which may limit our ability to issue MILNs or purchase reinsurance on favorable terms or at all, or access traditional financing methods. Such adverse impacts may increase our cost of capital and affect our ability to meet liquidity needs.
•Increases in our internal controls and procedures needed to manage increased risks associated with the COVID-19 pandemic.

•The rating agencies continually review the financial strength ratings assigned to us, our primary operating subsidiary, GMICO and our Parent, and the ratings are subject to change. COVID-19 and its impact on our financial condition and results of operations could cause one or more of the rating agencies to downgrade the ratings assigned to one or more of us, GMICO, and our Parent.
Ultimately, the impact of COVID-19 on our business will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus and effectiveness of vaccines; the willingness of people to be vaccinated; the resurgence of cases of the disease (including as a result of the emergence of new variants) and the reimposition of restrictions designed to curb its spread; the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life; governmental and private party programs implemented to assist new and existing borrowers, including programs and policies instituted by the GSEs to assist borrowers experiencing a COVID-19- related hardship such as forbearance plans and suspensions of foreclosure and evictions; and the impact on the mortgage origination market. The level of disruption, the economic downturn, the potential global recession and the far-reaching effects of COVID-19 could negatively affect our investment portfolio and cause harm to our business if they persist for long periods of time. COVID-19 could also disrupt medical and financial services and has resulted in us practicing social distancing with our employees through office closures, all of which could disrupt our normal business operations. Due to the unprecedented and rapidly changing social and economic impacts associated with COVID-19 on the United States and global economies generally, and in particular on the United States housing, real estate and housing finance markets, there is significant uncertainty regarding the ultimate impact on our business, business prospects, results of operations and financial condition and our estimates or predictions regarding such impact may be materially wrong.
If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. On September 27, 2018, the GSEs issued a revised version of the PMIERs, which became effective March 31, 2019. During 2020, the GSEs issued guidance amending PMIERs further, in light of COVID-19 (as amended, the “PMIERs Amendment”). The December 4, 2020 version of the PMIERS Amendment extended the application of reduced PMIERs capital factors to each non-performing loan that had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 and capital preservation period from March 31, 2021 to June 30, 2021. On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued on December 4, 2020. The June 30, 2021 version allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021 version also extended the capital preservation period through December 31, 2021 with certain exceptions, as described below.
The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high LTV mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.” The amount of capital that GMICO may be required in the future to maintain the “Minimum Required Assets” as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the FHFA as and after they are implemented; (ii) the future performance of the housing market, including as a result of COVID-19 and the length and speed of recovery; (iii) our generation of earnings in our business, “Available Assets” and “Minimum Required Assets,” reducing RIF and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs may be higher than currently anticipated. In the absence of a premium increase for new business, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) our ability to complete CRT transactions on our anticipated terms and timetable, which, as applicable, are subject to market conditions, third-party approvals and other actions (including approval by the GSEs), and other factors that are outside of our control and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through these transactions. See “—CRT transactions may not be available, affordable or adequate to protect us against losses.” The GSEs may amend or waive PMIERs at their discretion, and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.”
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposed temporary capital preservation provisions through December 31, 2021 that required an approved insurer to meet certain PMIERs minimum required asset buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements even if such insurer had a surplus of available assets. In addition, the PMIERs Amendment imposed permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance. Therefore, the PMIERs Amendment may restrict or prevent GMICO from paying us dividends.
Our assessment of PMIERs compliance is based on a number of factors, including our understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe we have sufficient capital as required under PMIERs and we remain an approved insurer, there can be no assurance these conditions will continue. The GSEs require GMICO not to exceed a maximum ratio of RIF to statutory capital (“RTC ratio”) of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit for reinsurance and other CRT transactions available under PMIERs indicated in their approval letters. There can be no assurance we will continue to meet the conditions contained in the GSE letters approving credit for reinsurance and other CRT transactions against PMIERs financial requirements. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs. If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, whether because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
Additionally, compliance with PMIERs requires us to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services, entering into inter-company agreements among others. PMIERs’ prior approval requirements could prohibit, materially modify or delay us in our intended course of action. The GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance coverage for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our business, results of operations and financial condition. It is possible the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs for us to remain an approved insurer.
In September 2020, subsequent to the issuance of our $750 million aggregate principal amount of Senior Notes due 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the consummation of our IPO, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (the “GSE Conditions”) are met: (i) GMICO obtains a “BBB+”/“Baa1” (or higher) rating from Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”), Moody’s Investor Service, Inc. (“Moody’s”) or Fitch Ratings, Inc. (“Fitch”) for two consecutive quarters and (ii) our Parent achieves a debt leverage ratio (excluding U.S. life business equity) that is less than 25% and a cash coverage ratio that is at least 2.5 for two consecutive quarters. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require (a) GMICO to maintain 115% of PMIERs Minimum Required Assets through 2021, 120% during 2022 and 125% thereafter, (b) the Company to retain available liquidity the greater of either 13.5% of outstanding EHI debt or $300 million of its holding company cash that can be drawn down exclusively for Company debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs, and (c) prior written approval must be received from the GSEs before any additional debt issuance by either GMICO or the Company. In addition, GMICO is not permitted to make any dividends or distributions that would cause the PMIERs Available Assets to fall below the PMIERs Minimum Required Assets percentages set forth in clause (a) above. In addition, in calculating PMIERs Available Assets relative to any dividend or distribution, PMIERs Available Assets shall be calculated consistent with the capital preservation provisions of the PMIERs Amendment, and any amendments thereto. We distributed $437 million of the net proceeds from the 2025 Senior Notes to GHI at the closing of the offering of our 2025 Senior Notes. Thereafter, our Parent repaid debt maturities in an amount equal to the net proceeds of the offering of our 2025 Senior Notes (less certain amounts held back to fund interest payments and offering costs and expenses). In March 2021, our Parent sold all of its common shares in Genworth Mortgage Insurance Australia Limited (“GMA”), which resulted in a mandatory payment of approximately £176 million, including £2 million of interest, under the Promissory Note entered into in connection with the AXA Settlement, leaving a balance owed of approximately £249 million ($344 million), which was subsequently paid.
In addition, Fannie Mae agreed to reconsider the GSE Restrictions if our Parent were to own 50% or less of EHI at any point prior to their expiration. We will continue to assess our options. Currently, our Parent owns greater than 80% of EHI common stock, and has informed us they have no intention of entering into any transaction that would result in Parent owning 70% or less of our common stock indirectly. In addition, we have also entered into a Tax Allocation Agreement with our Parent that depends on our Parent’s continuing ownership of at least 80% of our common stock by both voting power and value. In the event that the Parent were to hold less than 80% of our common stock by either voting power or value, we would cease to be a member of the Genworth Consolidated Group and may be required to make a payment to the Parent in respect of tax benefits for which we received credit under the Tax Allocation Agreement, but which had not been utilized by the Genworth Consolidated Group at such time. These tax benefits would be available to reduce our tax liabilities in periods after we leave the Genworth Consolidated Group, subject to any applicable limitation that may apply with respect to such period or tax benefit.
Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business and may adversely impact our competitive position and our business, the ability of our subsidiaries to pay dividends and our ability to pay down debts. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Conditions.”
A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience.
Losses in our mortgage insurance business generally result from events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. Rising unemployment rates and deterioration in economic conditions, including as a result of COVID-19, across the United States or in specific regional economies, generally increase the likelihood of borrower defaults and can also adversely affect housing values, which increases our risk of loss. Economic conditions, including unemployment rates and housing values, may also be adversely affected by the current or anticipated impact of climate change, including any regulations intended to address it. An increase in interest rates typically leads to higher monthly payments for borrowers with existing adjustable rate mortgages (“ARMs”) and could materially impact the cost and availability of refinance options for borrowers. See “—Interest rates and changes in rates could materially adversely affect our business, results of operations and financial condition.” A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. In addition, declines in home values may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. The seasonally-adjusted Purchase-Only U.S. Home Price Index of the FHFA, which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices increased by 17.5% in November 2021, after increasing by 11.6%, 5.9%, 5.6% and 6.2% in 2020, 2019, 2018 and 2017, respectively. The price-to-income ratio in some markets exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Given this steady rise in such home prices from 2016 through 2019 and steep rise in home prices in 2020 and 2021, we could experience a higher frequency and severity of defaults should home values decline in 2022 or subsequent years. Any of these events may have a material adverse effect on our business, results of operations and financial condition.
Housing values could also decline due to specific trends that would affect the housing and mortgage markets, such as decreased demand for homes, including as a result of social distancing, widespread adoption of remote work policies and other measures put in place as a result of COVID-19, changes in homebuyers’ expectations for potential future home value appreciation, increased restrictions or costs for obtaining mortgage credit due to tightened underwriting standards, tax policy, regulatory developments, higher interest rates and customers’ liquidity issues. Declining housing values may impact the effectiveness of our loss management programs, eroding the value of mortgage collateral and reducing the likelihood that properties with defaulted mortgages can be sold for an amount sufficient to offset unpaid principal and interest losses.
The amount of the loss we could suffer depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. In previous economic slowdowns in the United States, we experienced a pronounced weakness in the housing market, as well as declines in home prices. These economic slowdowns and the resulting impact on the housing market drove high levels of delinquencies. Mortgage forbearance programs and any delays in foreclosure processes, including foreclosure moratoriums imposed by state and local governments due to COVID-19, could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays; however, for new loans originated and insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months. If we experience an increase in the number or the cost of delinquencies or losses that are higher than expected, including as a result of borrowers’ exit from forbearance programs upon such borrowers reaching the maximum term of forbearance, our business, results of operations and financial condition could be adversely affected.
When we are notified that an insured loan is in default, we establish loss reserves based on management’s estimate of claim rates and claim sizes, which are subject to uncertainties and are based on assumptions about certain estimation parameters that may be volatile. As a result, the actual claim payments we make may materially differ from the amount of our corresponding loss reserves.
Our practice, consistent with industry practice and SAP applicable to insurance companies, is to establish loss reserves in our consolidated U.S. GAAP financial statements based on claim rates and severity for loans that servicers have reported to us as being in default, which is typically after the second missed payment. We also establish incurred but not reported (“IBNR”) reserves for estimated losses incurred on loans in default that have not yet been reported to us by servicers.
The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment and numerous assumptions by management, and changes in assumptions or deviations of actual experience for assumptions can have material impacts on our loss reserves and net income (loss). Thus, our loss estimates may vary widely from quarter to quarter. We establish loss reserves using our best estimates of claim rates and severity to estimate the ultimate losses on loans reported to us as being in default as of the end of each reporting period. The sources of uncertainty affecting the estimates are numerous and include both internal and external factors. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external factors include changes in general economic conditions, including home prices, unemployment/underemployment, interest rates, tax policy, credit availability, government housing policies, government and GSE loss mitigation and mortgage forbearance programs, state foreclosure timelines, GSE and state foreclosure moratoriums and types of mortgage products. Because our assumptions relate to these factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Even in a stable economic environment, the actual claim payments we make may be substantially different and even materially exceed the amount of our corresponding loss reserves for such claims. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
In addition, sudden and/or unexpected deterioration of economic conditions, including as a result of COVID-19, may cause our estimates of loss reserves to be materially understated. Our results of operations, financial condition and liquidity could be adversely impacted if, and to the extent, our actual losses are greater than our loss and IBNR reserves.
We saw a significant increase in reserves in 2020. While reserves declined in 2021, reserves remained above pre-pandemic levels driven mostly by higher new delinquencies from borrower forbearance due to COVID-19. We expect a large portion of these delinquencies to cure; however, reserves recorded related to borrower forbearance rely on a high degree of estimation and assumptions that lack comparable historic data. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure as we expect. We expect that delinquencies will remain volatile and could increase or decrease, including as borrowers’ exit from forbearance programs upon reaching the maximum term of forbearance and depending on the level of economic recovery from COVID-19. As a result, we expect our losses incurred and loss reserves to be volatile in future periods. The impact of COVID-19 on the number of delinquencies, our losses incurred and loss reserves will be influenced by various factors, including those discussed in our risk factor titled “—The ongoing COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.”
Further, consistent with industry practice, our reserving method does not take account of losses that could occur from insured loans that are not in default. Thus, future potential losses that may develop from loans not currently in default are not reflected in our financial statements, except in the case where we are required to establish a premium deficiency reserve. As a result, future losses on loans that are not currently in default may have a material impact on our results of operations, financial condition and liquidity if, and when, such losses emerge.
We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant and this could materially adversely affect our results of operations, financial condition and liquidity.
For additional information on reserves, including the financial impact of some of these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
If the models used in our business are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse effect on our business, results of operations and financial condition.
We employ models to, among other uses, price our mortgage insurance products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. The models require accurate data, including financial statements, credit reports or other financial information, and reliance on such data could result in unexpected losses, reputational damage or other effects that could have a material adverse effect on our business, results of operations and financial condition. In addition, if any of our models contain programming or other errors, are ineffective, use data provided by third parties that is incorrect, or if we are unable to obtain relevant data from third parties, our processes could be negatively affected. The models may prove to be less predictive than we expect for a variety of reasons, including economic conditions that develop differently than we forecast, unexpected economic and unemployment conditions that arise from pandemics such as COVID-19, changes in the law or in the PMIERs, issues arising in the construction, implementation, interpretation or use of the models or other programs, the use of inaccurate assumptions or use of short-term financial metrics that do not reveal long-term trends. The global nature of the COVID-19 pandemic, which resulted in FEMA-declared emergencies in all 50 states and the District of Columbia, is unprecedented and results in a lack of comparable data inputs for our models. As a result, our expectations based on our models may vary from our experiences in the context of other historical FEMA-declared emergencies that have been more localized. For example, the ultimate cure rate for loan defaults resulting from the pandemic may be lower than we have previously experienced in the context of other FEMA-declared emergencies and lower than our expectations. See “—The ongoing COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.” The limitations of our models may be material and could lead us to make wrong or sub-optimal decisions in aspects of our business, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, from time to time we seek to improve our actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. The associated input data, assumptions and calculations, and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms, or implement model changes under time constraints. These risks are exacerbated when the process for assumption changes strains our overall governance and timing around our financial reporting. We intend to continue developing our modeling capabilities. During or after the implementation of these enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. For example, in the future we may either use additional, more granular information we expect to receive through enhancements in our reserving model or we may employ more simplified reserving approaches, and either approach may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated product pricing and reserve levels, which in turn could have a material adverse effect on our business, results of operations and financial condition.
Competition within the mortgage insurance industry could result in the loss of market share, loss of customers, lower premiums, wider credit guidelines and other changes that could have a material adverse effect on our business, results of operations and financial condition.
The United States private mortgage insurance industry is highly competitive. We believe the principal competitive factors in the sale of our products are price, reputation, customer relationships, financial strength ratings and service.
There are currently six active mortgage insurers in the United States, including us. Competition on price remains highly competitive. We monitor various competitive, risk and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. We have at times and may again in the future reduce certain of our rates, which will reduce and has reduced our premium yield (net premiums earned divided by the average IIF) over time as older mortgage insurance coverage with higher premium rates run off and new mortgage insurance coverage with lower premium rates are written. In addition, as a result of the current macroeconomic environment and the COVID-19 pandemic, we have implemented pricing changes that we believe align our risk and return profile. See “—The ongoing COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.”
By mid-2019, the use of proprietary risk-based pricing models became widespread in the mortgage insurance industry. As opposed to traditional rate card pricing, mortgage insurance premium rates in these risk-based plans are visible only to customers and cannot be seen by competitors. In addition, our customers use of technology solutions to deliver rate quotes from mortgage insurers has placed an additional emphasis on price, including emerging tools that provide the ability to automate the selection of a mortgage insurance provider based on price alone. These factors may result in mortgage insurance companies responding aggressively and cause further lowering of premiums. However, risk-based plans are designed to also allow mortgage insurers to price risk more effectively and provide the ability to manage the credit risk and geographic makeup of their NIW.
In addition, not all of our mortgage insurance products have the same return on capital profile. To the extent that some of our competitors are willing to set lower pricing and accept lower returns than we find acceptable, we may lose business opportunities, and this may affect our overall business relationship with certain customers. If we, in response to competitor actions, lower pricing on these products, we will experience a similar reduction in returns on capital. Depending upon the degree to which we undertake or match such pricing practices or otherwise reduce our rates due to competition, there may be a material adverse impact on our business, results of operations and financial condition.

One or more of our competitors may seek to capture increased market share by reducing pricing, offering alternative coverage and product options, loosening their underwriting guidelines or relaxing risk management policies, any of which could improve their competitive positions in the industry and negatively impact our ability to achieve our business goals. Specifically, such competitive moves could result in a loss of customers, require us to lower premiums or adopt riskier credit guidelines in order to remain competitive, or implement other changes that could lower our revenues, increase the risk of the loans we insure or increase our expenses. If we are unable to compete effectively against our competitors and attract and retain our target customers, our revenue may be adversely impacted, which could adversely impact our financial condition, results of operations and ability to grow our business.
•Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.
The requirements and practices of the GSEs impact the operating results and financial performance of GSE-approved mortgage insurers, including us. Changes in the charters or business practices of either Fannie Mae or Freddie Mac could materially reduce the number of mortgages they purchase that are insured by us and consequently diminish our business valuation. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs.
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the United States housing market. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the United States housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary as to the government’s role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee.
Recently there has been an increased focus on and discussion of administrative reform independent of legislative action. Between FHFA and the United States Treasury Department (the “Treasury Department”), they possess significant capacity to effect administrative GSE reforms. On September 5, 2019, the Treasury Department released its Housing Reform Plan that included a compilation of legislative and administrative recommendations for reforms to achieve the goals of (i) ending the conservatorships of the GSEs, (ii) advancing competition in the housing finance market, (iii) setting regulations for the GSEs that provide for their safety and soundness and limit their risk to the financial stability of the United States and (iv) providing proper compensation to the United States government for any explicit or implicit support it provides to the GSEs. Additionally, on November 11, 2020, the then Director of the FHFA publicly stated his priority for exiting the GSEs from conservatorship. In conjunction with preparing to release the GSEs from conservatorship, on January 14, 2021, the FHFA and the Treasury Department agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. In addition, among other things, the PSPAs limit the amount of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value ratios above 90%. Because these limits are based on the current market size, we do not expect any material impact to the private mortgage market in the near term. Under these PSPA amendments, the FHFA and the Treasury Department have agreed not to seek to terminate the GSEs from conservatorship unless, following the resolution of all litigation pending in connection with the conservatorship or the Treasury Department’s net worth sweep, the GSEs maintain a specified level of common equity tier 1 capital. While we do not expect that such restrictions will impact the GSEs’ origination volume or our mortgage insurance business, other modifications to the PSPAs or a consent order that may place continuing restrictions on the GSEs post conservatorship remain possible. Also on January 14, 2021, the Treasury Department released a Blueprint on Next Steps for GSE Reform that generally reiterated its commitment to the goals in the Housing Reform Plan and to pursue additional reforms to facilitate an exit from conservatorship, including (i) building sufficient equity capital to facilitate the GSEs’ ability to operate through a severe downturn, (ii) determining the optimal GSE capital structure, (iii) setting a commitment fee for ongoing support post-conservatorship, (iv) establishing appropriate pricing oversight and (v) reducing the market concentration of the GSEs.
FHFA and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. Among other things, FHFA (i) directed the GSEs to submit Equitable Housing Plans by the end of 2021 to identify and address barriers to sustainable housing opportunities, including the GSEs' goals and action plans to advance equity in housing finance for the next three years; (ii) lifted the 50 bps adverse market fee applicable to most refinance loans; (iii) directed the GSEs to expand their streamlined refinance programs; and (iv) directed the GSEs to make permanent desktop appraisals by incorporating the practice into their Selling Guides, which originally was a temporary practice implemented in light of COVID-19. These changes, along with any new practices or programs subsequently implemented under the GSEs’ Equitable Housing Plans or other affordability initiatives, may impact the fees, underwriting and servicing standards on mortgage loans purchased by the GSEs, including as it may relate to our mortgage insurance policies on such mortgage loans.
As part of the process to potentially end the conservatorships of the GSEs, on December 17, 2020, the FHFA promulgated a final rule imposing a new capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial stress (the “Enterprise Capital Framework”). The Enterprise Capital Framework became effective on February 16, 2021. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until the applicable compliance date. Compliance with the Enterprise Capital Framework, other than the requirements to maintain a prescribed capital conservation buffer amount (“PCCBA”) and a prescribed leverage buffer amount (“PLBA”), is required on the later of (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. FHFA contemplates that the compliance dates for the PCCBA and the PLBA will be the date of termination of the conservatorship of a GSE. The Enterprise Capital Framework’s advanced approaches requirements will be delayed until the later of (i) January 1, 2025 and (ii) any later compliance date provided by a transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on CRT transactions as compared to the previous framework. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements. If the GSEs increase their guarantee pricing in order to meet the higher capital requirements, that increase could have a negative impact on the private mortgage insurance market and our business. Furthermore, higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market size for private mortgage insurance. This rule could also accelerate the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact our business. Also in preparation for the end of the FHFA’s conservatorship of the GSEs, the FHFA promulgated a final rule on May 4, 2021, effective July 6, 2021, that requires the GSEs to develop plans that would facilitate their rapid and orderly resolution in the event FHFA is appointed as their receiver. Additionally, on June 23, 2021, the Supreme Court of the United States (the “Court”) issued a ruling on Collins vs. Yellen, which had challenged the FHFA’s single director structure and the Treasury Department’s net worth sweep under the PSPA. The Court held the FHFA did not exceed its statutory authority with respect to the Treasury Department’s net worth sweep under the PSPA. However, the Court determined that the FHFA’s single-director structure was unconstitutional and that the President can remove the director at-will. Subsequent to the issuance of the ruling, Mark Calabria, the former director of the FHFA, resigned and Sandra Thompson was appointed as acting director. The FHFA’s new leadership may result in a delay of the GSEs’ exit from conservatorship and in changes to the FHFA’s policies, including, but not limited to, (a) possible delays in the implementation of or the reworking of the Enterprise Capital Framework, (b) adjustments to the GSEs’

loan-level pricing adjustments that could make private mortgage insurance less competitive or (c) revisions to the PSPAs, which could have a material adverse impact on our business, results of operations and financial condition.
The adoption of any GSE reform, whether through legislation or administrative action, could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our business, revenue, results of operations and financial condition. At present, it is uncertain what role private capital, including mortgage insurance, will play in the United States residential housing finance system in the future or the impact any changes to that system could have on our business. Any changes to the charters or statutory authorities of the GSEs would require congressional action to implement. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on us and our industry difficult to predict. Any such changes that come to pass could have a material adverse impact on our business, results of operations and financial condition.
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs’ mortgage credit risk to the private sector; however, under the FHFA’s new leadership, the timing of these goals could change. This mandate builds upon the goals set in each of the last five years for the GSEs to increase the role of private capital by experimenting with different forms of transactions and structures. We have participated in these CRT programs developed by Fannie Mae and Freddie Mac on a limited basis. In 2018, Fannie Mae and Freddie Mac announced the launch of limited pilot programs, Integrated Mortgage Insurance (“IMAGIN”) and Enterprise Paid Mortgage Insurance (“EPMI”), respectively, as alternative ways for lenders to sell to the GSEs loans with LTV ratios greater than 80%. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features and represent an alternative to traditional private mortgage insurance products that are provided to individual lenders. Participants in IMAGIN and EPMI are not subject to compliance with the current PMIERs, a disparity that may create a competitive disadvantage for private mortgage insurers if these pilot programs are expanded. These programs were suspended in the third quarter of 2021, but to the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative CRT products that are developed to meet the goals established by the FHFA. In addition, the Enterprise Capital Framework that was promulgated on December 17, 2020 may impact the CRT programs developed by Fannie Mae and Freddie Mac and/or the role of private mortgage insurance as credit enhancement by potentially accelerating the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments, beyond private mortgage insurance.
Fannie Mae and Freddie Mac also possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. Although we actively monitor and develop our relationships with Fannie Mae and Freddie Mac, a deterioration in any of these relationships, or the loss of business or opportunities for new business, could have a material adverse effect on our business, results of operations and financial condition.
The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.
There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance we write. These alternatives include:
•originating mortgages that consist of two simultaneous loans, known as “simultaneous seconds” comprising a first mortgage with a LTV ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with a LTV ratio of more than 80%;
•using government mortgage insurance programs;
•holding mortgages in the lenders’ own loan portfolios and self-insuring;

•using programs, such as those offered by Fannie Mae and Freddie Mac, requiring lower mortgage insurance coverage levels;
•originating and securitizing loans in MBS whose underlying mortgages are not insured with private mortgage insurance or which are structured so that the risk of default lies with the investor, rather than a private mortgage insurer; and
•using risk-sharing insurance programs, credit default swaps or similar instruments, instead of private mortgage insurance, to transfer credit risk on mortgages.
The degree to which lenders or borrowers may select these alternatives now, or in the future, is difficult to predict. The performance and resiliency of the private mortgage insurance industry through COVID-19 could impact the perception of the industry and private mortgage insurance execution as the primary choice of first-loss credit protection, which could influence the popularity of alternative forms of mortgage insurance in the future. As one or more of the alternatives described above, or new alternatives that enter the market, are chosen over private mortgage insurance, our revenues could be adversely impacted. The loss of business in general or the specific loss of more profitable business could have a material adverse effect on our business, results of operations and financial condition.
Changes in the composition of our business or undue concentration by customer or geographic region may adversely affect us by increasing our exposure to loss of business or adverse performance of a small segment of our portfolio.
Our largest customer accounted for approximately 14% of our total NIW in 2021 and our top five customers generated approximately 28% of our NIW in 2021. Additionally, no customer had earned premiums that accounted for more than 10% of our total revenues for 2021. Changes in our ability to attract and retain a diverse customer base, and avoid undue concentration by geographic region or customer may adversely affect our business, results of operations and financial condition.
In the past, regional housing markets have experienced changes in home prices and unemployment at different rates and to different extents. In addition, certain geographic regions have experienced local recessions, falling home prices and rising unemployment based on economic conditions that did not impact, or impacted to a lesser degree, other geographic regions or the overall United States economy. See “—A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience.” Geographic concentration in our mortgage portfolio therefore increases our exposure to losses due to localized economic conditions. This risk may be exacerbated by a disproportionate impact of COVID-19 in certain regions of the country. We seek to diversify our insured loan portfolio geographically; however, customer concentration might lead to concentrations in specific regions in the United States. If we do not adequately maintain the geographic diversity of our portfolio, we could be exposed to greater losses.
Also, customer concentration may adversely affect our financial condition if a significant customer chooses to increase its use of other mortgage insurers, merges with a competitor or exits the mortgage finance business, chooses alternatives to mortgage insurance, or experiences a decrease in their business. Our customers place insurance with us directly on loans they originate and indirectly through purchases of loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of business they do with us directly and their willingness to continue to approve us as a mortgage insurance provider for loans that they purchase. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.
We cannot be certain that any loss of business from significant customers, or any single customer, would be replaced by business from other customers, existing or new. As a result of market conditions or changed regulatory requirements, our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength, ratings, mechanisms of credit enhancements or other factors, including our customers’ perceptions of the strength of our Parent and its other subsidiaries. See “—We could be affected by issues affecting our Parent in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.”
Prior to COVID-19, traditional measures of credit quality, such as FICO score and whether a loan had a prior delinquency were most predictive of new delinquencies. Because the pandemic has affected a broad portion of the population, attribution analysis of new delinquencies revealed that additional factors such as higher DTI ratios, geographic regions more affected by the virus or with a higher concentration of affected industries, loan size, and servicer process differences rose in significance. Although we attempt to incorporate these higher expected claim rates into our models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses under our current underwriting requirements.
Our risk management programs may not be effective in identifying or adequate in controlling or mitigating the risks we face.
We have developed risk management programs that include risk appetite, limits, identification, quantification, governance, policies and procedures and seek to appropriately identify, monitor, measure, control, mitigate and report the types of risks to which we are subject. We regularly review our risk management programs and work to update them on an ongoing basis to be consistent with then current best market practices. However, our risk management programs may not fully control or mitigate all the risks we face or anticipate all potential material negative events.
Many of our methods for managing certain financial risks (e.g., credit, market and insurance risks) are based on observed historical market behaviors and/or historical, statistically-based models. Historical measures may not accurately predict future exposures, which could be significantly greater than historical measures have indicated. We have also established internal risk limits based upon these historical, statistically-based models and we monitor compliance with these limits. Our internal risk limits may be insufficient and our monitoring may not detect all violations (inadvertent or otherwise) of these limits. Other risk management methods are based on our evaluation of information regarding markets, customers and customer behavior, macroeconomic and environmental conditions, pandemics such as COVID-19, catastrophic occurrences and potential changing paradigms that are publicly available or otherwise accessible to us. See “Business—Risk Management.” This collective information may not always be accurate, complete, up to date or properly considered, interpreted or evaluated in our analyses. Moreover, the models and other parts of our risk management programs we rely on in managing various aspects of our business may prove to be less predictive than we expect. See “—If the models used in our business are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse effect on our business, results of operations and financial condition.” The limitations of our models and other parts of our risk management programs may be material, and could lead us to make wrong or sub-optimal decisions in managing our risk and other aspects of our business, either of which could have a material adverse effect on our business, results of operations and financial condition.
Management of operational, legal, franchise and regulatory risks requires, among other things, methods to appropriately identify all such key risks, systems to record incidents and policies and procedures designed to mitigate, detect, record and address all such risks and occurrences. Management of technology risks requires methods to ensure our systems, processes and people are maintaining the confidentiality, availability and integrity of our information, ensuring technology is enabling our overall strategy and our ability to comply with applicable laws and regulations. If our risk management framework does not effectively identify, measure and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

We employ various strategies, including CRT transactions, which include traditional reinsurance and the issuance of MILNs, to mitigate financial risks inherent in our business and operations. Such transactions may not always be available to us, but when they are, they subject us to counterparty credit risk. The execution of these strategies also introduces operational risks and considerations. Developing effective strategies for dealing with these risks is a complex process, and no strategy can fully insulate us from those financial risks. See “—CRT transactions may not be available, affordable or adequate to protect us against losses”.
We may choose to retain certain levels of financial and/or non-financial risk, even when it is possible to mitigate these risks. The decision to retain certain levels of financial risk is predicated on our belief that the expected future returns that we will realize from retaining the risk, in relation to the level of risk retained, is favorable, but our expectations may be incorrect and we may incur material losses or suffer other adverse consequences that arise from the retained risk.
Our performance is highly dependent on our ability to manage risks that arise from day-to-day business activities, including underwriting, claims processing, administration and servicing, execution of our investment strategy, actuarial estimates and calculations, financial and tax reporting and other activities, many of which are very complex. We seek to monitor and control our exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes and other mechanisms. However, the occurrence of unforeseen events, such as COVID-19, or the occurrence of events of a greater magnitude than expected, including those arising from inadequate or ineffective controls, a failure in processes, procedures or systems implemented by us or a failure on the part of employees upon which we rely, may have a material adverse effect on our business, results of operations and financial condition.
Past or future misconduct by our employees or employees of our vendors or suppliers could result in violations of laws by us, regulatory sanctions against us and/or serious reputational, legal or financial harm to our business, and the precautions we employ to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor the business decisions and activities of these individuals to prevent us from engaging in inappropriate activities, excessive risk taking, fraud or security breaches, these individuals may undertake these activities or risks regardless of our controls and procedures and such controls and procedures may fail to detect all such decisions and activities. Our compensation policies and procedures are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If these individuals take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.
The extent of the benefits we realize from loss mitigation actions or programs in the future may be limited compared to years past.
As part of our loss mitigation efforts, we periodically investigate insured loans and evaluate the related servicing to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result, we have rescinded, and may in the future rescind, coverage on loans that do not meet our guidelines. In the past, we recognized significant benefits from taking action on these investigations and evaluations under our master policies. However, the PMIERs rescission relief principles, which have been incorporated into our mortgage insurance policies since 2014, limit our rescission rights for underwriting defects, misrepresentation, and in other circumstances, such as in cases where the borrower makes a certain number of timely mortgage payments. Therefore, we may not recognize the same level of future benefits from rescission actions as we have in years prior to 2014, potentially resulting in higher losses than under our older master policies. In addition, our rescission rights and certain other rights have temporarily become more limited due to accommodations we have made in connection with COVID-19. On April 17, 2020, we announced that we will not make loans ineligible for rescission relief in certain circumstances where the failure to make payments was associated with a COVID-19-related forbearance. The mortgage finance industry (with government support) has adopted various programs to modify delinquent loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. Our master policies contain covenants that require cooperation and loss mitigation by the insured. The effect on us of a loan modification depends on re-default rates, which can be affected by factors such as changes in home values and unemployment. Our estimates of the number of loans qualifying for modification programs is based on management’s judgment as informed by past experience and current market conditions but are inherently uncertain. We cannot predict what the actual volume of loan modifications will be or the ultimate re-default rate, and therefore, we cannot be certain whether these efforts will provide material benefits to us.
Interest rates and changes in rates could materially adversely affect our business, results of operations and financial condition.
Declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering existing loans. Declining interest rates have also contributed to home price appreciation, which may provide borrowers with the option of cancelling mortgage insurance coverage earlier than we anticipated when we priced that coverage. In addition, during 2020 and 2021, as a result of the low interest rate environment, our business experienced a decline in primary persistency rates. Lower primary persistency rates result in reduced IIF and earned premiums, which could have a significant adverse impact on our results of operations.
Rising interest rates generally reduce the volume of new mortgage originations and refinances. A decline in the volume of new or refinance mortgage originations would have an adverse effect on our NIW, which may in turn decrease our earned premiums. Rising interest rates also can increase the monthly mortgage payments for homeowners with insured loans that have ARMs that could have the effect of increasing default rates on ARM loans, thereby increasing our exposure on our mortgage insurance coverage. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan. Additionally, inflation accelerated in 2021 and may remain elevated in the near term reflecting higher demand from re-opening, expansionary monetary and fiscal policies, and supply chain disruptions. We currently believe the drivers of higher inflation to be transitory. However, if inflation were to persist further into 2022, it has the potential to raise interest rates and depress home sales due to rising affordability pressures from both higher rates and higher prices from continued supply chain disruption and lack of supply. In such a scenario, we would expect new business volume to decrease from both lower refinance and purchase activity. We believe that the impact to our new business volume would be offset by higher persistency on our existing insured loans since the prevailing market interest rate would rise above the loan interest rate. The exact outcome of these two offsetting trends is difficult to assess.
In addition, interest rate fluctuations could also have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit investment grade instruments to maintain comparable returns. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we have to invest the cash proceeds of these securities in lower-yielding or lower-credit investment grade instruments. During periods of increasing interest rates, market values of lower-yielding instruments will decline. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.
We may be unable to maintain or increase the capital needed in our business in a timely manner, on anticipated terms or at all, including through improved business performance, CRT transactions, securities offerings or otherwise, in each case as and when required.
We may require incremental capital to support our growth and to meet regulatory or GSE capital requirements, to comply with rating agency criteria to maintain ratings, to repay our debt and to operate and meet unexpected cash flow obligations. If we need additional capital in the future, we may not be able to fund or raise the required capital as and when required and the amount of capital required may be higher than anticipated. Our inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms, could have a material adverse impact on our business, results of operations and financial condition, including causing us to reduce our business levels or be subject to a variety of regulatory actions.
As of December 31, 2021, we met the PMIERs financial and operational requirements, based in part on our entry into a series of CRT transactions. As of December 31, 2021, we had estimated available assets of $5,077 million against $3,074 million net required assets under PMIERs compared to available assets of $4,588 million against $3,359 million net required assets as of December 31, 2020. The sufficiency ratio as of December 31, 2021 was 165% or $2,003 million above the published PMIERs requirements, compared to 137% or $1,229 million above the published PMIERs requirements as of December 31, 2020. For information with respect to higher PMIERs sufficiency ratios in future periods as a result of the GSE Restrictions, see “Item 1A. Risk Factors—Risks Relating to Our Business— If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.” During 2020, the GSEs issued several amendments to PMIERs. The December 4, 2020 Amendment extended the application of reduced PMIERs capital factors to each non-performing loan that has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 and capital preservation period from March 31, 2021 to June 30, 2021. On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued on December 4, 2020. The June 30, 2021 version allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021 version also imposed temporary capital preservation provisions through December 31, 2021 that required an approved insurer to meet certain PMIERs minimum required asset buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. See “Regulation—Agency Qualification Requirements.” In order to continue to provide a prudent level of financial flexibility in connection with the current PMIERs capital requirements, and given the dynamic nature of asset and liability valuations, requirement changes over time and recent conditions and restrictions imposed on us by the GSEs, we may be required to execute future capital transactions, including additional CRT transactions and other transactions with third parties to provide additional capital.
However, the implementation of any further CRT transactions or other transactions with third parties to provide additional capital depends on a number of factors, including but not limited to: market conditions, necessary third-party approvals (including approval by regulators and the GSEs) and other factors that are outside of our control. Therefore, we cannot be sure we will be able to implement successfully these actions on the timetable and terms acceptable to us or at all or achieve the anticipated benefits. We also cannot be sure we will be able to meet any additional capital requirements imposed by regulators or the GSEs. See “—CRT transactions may not be available, affordable or adequate to protect us against losses” and “—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
In order to preserve certain tax benefits it obtains from consolidation, our Parent is expected to hold at least 80% of our common stock. Thus, our ability to raise additional capital by issuing stock to third parties will be limited. See “Risks Relating to Taxation—Our Parent is expected to retain at least 80%

ownership of our common stock to preserve the value of our Parent’s future expected tax losses, which will limit our ability to raise additional capital by issuing common stock to third parties.”
CRT transactions may not be available, affordable or adequate to protect us against losses.
As part of our overall risk and capital management strategy, we use CRT transactions. These transactions enable our mortgage insurance business to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our PMIERs and other regulatory RTC measurements and manage risk to within our anticipated tolerance level. See “Business—Credit Risk Transfer.”
The availability and cost of CRT transactions may be impacted by conditions beyond our control, such as market conditions that result in higher rates of unemployment or a significant negative impact on the United States housing market, including those caused by COVID-19. For example, CRT transactions were more costly to obtain following the economic downturn caused by COVID-19. In particular, the market uncertainty caused by COVID-19 resulted in higher prices for our MILN and XOL reinsurance transactions. Accordingly, we incurred higher expenses associated with CRT transactions during 2020 and 2021 for a variety of reasons, including COVID-19 and we may be unable to obtain new transactions on acceptable terms, or at all in the future. Absent the availability and affordability to enter into new CRT transactions, our ability to obtain PMIERs or statutory credit for new transactions could be adversely impacted or could require us to make capital contributions to maintain regulatory capital requirements. See “—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
Additionally, many of the CRT transactions we execute expose us to credit risk in the event of default of our counterparties or a change in collateral value. For instance, traditional reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay amounts owed to us now or in the future or that they will pay these amounts on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition or results of operations. Collateral is often posted by the counterparty to offset this risk; however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default.
Adverse rating agency actions have resulted in a loss of business and adversely affected our business, results of operations and financial condition and future adverse rating agency actions could have a further and more significant adverse impact on us.
Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet obligations, are important to maintaining public confidence in our mortgage insurance coverage and our competitive position. In assigning financial strength ratings, we believe the rating agencies consider several factors, including but not limited to, the adequacy of the mortgage insurer’s capital to withstand high claim scenarios, a mortgage insurer’s historical and projected operating performance, a mortgage insurer’s enterprise risk management framework, parent company financial strength, business outlook, competitive position, management and corporate strategy. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.
Under PMIERs, the GSEs require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. The current PMIERs do not include a specific ratings requirement with respect to eligibility, but if this were to change in the future, we may become subject to a ratings requirement in order to retain our eligibility status under PMIERs. Ratings downgrades that result in our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer, would have a material adverse effect on our business, results of operations and financial condition.
Despite recent credit upgrades following our IPO, we currently have financial strength ratings below our competitors. Any assigned financial strength rating that remains below our peers or a further downgrade in our financial strength ratings, or the announcement of a potential downgrade could hinder our competitiveness in the marketplace and could have a material adverse impact on our business, results of operations and financial condition in many ways, including: (i) increasing scrutiny of us and our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW or, in the most severe case, the cessation of writing new business altogether, or limiting the business opportunities we are presented with and (ii) requiring us to reduce the premiums that we charge for mortgage insurance or introduce new products and services in order to remain competitive. Further, our relationships with our customers may be adversely affected by the ratings assigned to our Parent or its other operating subsidiaries, which may be impacted by factors such as any risk or perceived risk regarding our Parent’s liquidity and its (or its affiliates) ability to meet obligations as they become due, which could have a material adverse effect on our business, results of operations and financial condition. See “—We could be affected by issues affecting our Parent in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.”
Further, a rating is based on information furnished by us or obtained by the relevant rating agency from its own sources and is subject to revision, suspension or withdrawal by the rating agency at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control and any anticipated positive changes in ratings, may never develop or be realized.
We compete with government-owned enterprises and GSEs, and this may put us at a competitive disadvantage on pricing and other terms and conditions.
We compete with the FHA and the United States Department of Veteran Affairs (the “VA”), as well as certain local-and state-level housing finance agencies. Separately, the GSEs compete with us through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry. Those motives may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements or costs of capital that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned enterprise or GSE in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our business, results of operations and financial condition. See “—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.”
Our valuation of fixed maturity, equity and trading securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations that could result in changes to investment valuations that may materially adversely affect our business, results of operations and financial condition.
Income from our investment portfolio is a source of cash to support our operations and make claims payments. If we or our investment managers improperly structure our investments to meet those future liabilities or we have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity, we may be unable to meet those obligations. Our investments and investment policies are subject to state insurance laws, which results in our portfolio being predominantly limited to highly-rated fixed income securities. If interest rates rise, the market value of our investment portfolio would decrease, which may adversely affect our business, results of operations, financial condition and liquidity. See “—Interest rates and changes in rates could materially adversely affect our business, results of operations and financial condition.”
We report fixed maturity, equity and trading securities at fair value on our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents, restricted cash and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Estimates of fair values for fixed maturity securities are obtained primarily from industry-standard pricing methodologies utilizing market observable inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Based on the market observability of the inputs used in estimating the fair value, the pricing level is assigned. Valuations use inputs and assumptions that are not always observable or may require estimation; valuation methods may be complex and may also require estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate movements, as well as external macroeconomic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our business, results of operations and financial condition.
We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including the tax position, of our business. As a result, our investment objectives may not be achieved, which could have a material adverse effect on our business, results of operations and financial condition.
If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could increase.
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our mortgage insurance policies require insureds and their servicers to timely submit premium and monthly IIF and delinquency reports and to use commercially reasonable efforts to limit and mitigate loss when a loan is delinquent. If a servicer was to experience adverse effects to its business, such servicer could experience delays in its reporting and premium payment requirements. Without reliable, consistent third-party servicing, we may be unable to receive and process payments on insured loans and/or properly recognize and establish reserves on loans when a delinquency exists or occurs but is not reported to us. In addition, if these servicers fail to limit and mitigate losses when appropriate, our losses may unexpectedly increase. The number of borrowers seeking or having obtained mortgage relief from the COVID-19 pandemic may place a significant strain on the operations of mortgage servicers, which could disrupt the servicing of mortgage loans covered by our insurance policies. This may result in servicers failing to appropriately report the delinquency status of loans, including whether the loans are subject to a COVID-19-related forbearance program, or failing to properly implement GSE forbearance or other loss mitigation programs. COVID-19 may also significantly impair the financial condition and liquidity of mortgage servicers who are required to advance principal, interest and tax payments to mortgage investors during borrower mortgage forbearance periods.
In recent years, the number of non-bank mortgage loan servicers has increased as the mortgage lending and mortgage loan servicing industries have come under increasing regulation and scrutiny. Significant, sustained failures by large servicers or other disruptions in the servicing of mortgage loans may damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny and could have a material adverse effect on our business, results of operations and financial condition.

Inadequate staffing levels could lead to disruptions in the servicing of mortgage loans, which in turn may contribute to a rise in delinquencies and could have a material adverse effect on our business, results of operations and financial condition. High delinquency rates could also strain the resources of servicers, reducing their ability to undertake mitigation efforts that would help limit losses.
Furthermore, we have delegated to the GSEs, which have in turn delegated to most of their servicers, the authority to accept modifications, short sales and deeds-in-lieu of foreclosure on loans we insure. Servicers are required to operate under protocols established by the GSEs in accepting these loss mitigation alternatives. We depend on servicers in making these decisions and mitigating our exposure to losses. In some cases, loss mitigation decisions favorable to the GSEs may not be favorable to us and may increase the incidence of paid claims. Inappropriate delegation protocols or failure of servicers to service in accordance with the protocols may increase the magnitude of our losses and have an adverse effect on our business, results of operations and financial condition. Our delegation of loss mitigation decisions to the GSEs is subject to cancellation, but exercise of our cancellation rights may have an adverse effect on our relationship with the GSEs and customers.
Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.
We enter into agreements with our customers that commit us to insure loans made by them using our pre-established guidelines for delegated underwriting. Delegated underwriting represented 65% and 66% of our total NIW by loan count for the years ended December 31, 2021 and 2020, respectively. Once we accept a customer into our delegated underwriting program, we generally insure a loan originated by that customer without validating the accuracy of the data submitted by the customer, investigating the loan file for fraud, or confirming that the customer followed our pre-established guidelines for delegated underwriting. See “Business—Underwriting.” Under this program, a customer could commit us to insure a material number of loans that would fail our pre-established guidelines for delegated underwriting but pass our model and certain gating criteria before we discover the problem and terminate that customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of our master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that our customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.
Potential liabilities in connection with our contract underwriting services could have a material adverse effect on our business, results of operations and financial condition.
We offer contract underwriting services to certain of our customers, pursuant to which our employees and contractors work directly with the customer to determine whether the data relating to a borrower and a proposed loan contained in a mortgage loan application file complies with the customer’s loan underwriting guidelines or the investor’s loan purchase requirements. In connection with that service, we also compile the application data and submit it to the automated underwriting systems of Fannie Mae and Freddie Mac, which independently analyze the data to determine if the proposed loan complies with their investor requirements.
Under the terms of our contract underwriting agreements, we agree to indemnify the customer against losses incurred if we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability. As a result, we assume credit and processing risk in connection with our contract underwriting services. If our reserves for potential claims in connection with our contract underwriting services are inadequate as a result of differences from our estimates and assumptions or other reasons, we may be required to increase our underlying reserves, which could materially adversely affect our business, results of operations and financial condition.

The premiums we agree to charge for our mortgage insurance coverage may not adequately compensate us for the risks and costs associated with the coverage we provide.
We establish premium rates for the duration of a mortgage insurance certificate upon issuance, and we cannot adjust the premiums after a certificate is issued. As a result, we cannot offset the impact of unanticipated claims with premium increases on coverage in-force. Our premium rates vary with the perceived risk of a claim and prepayment on the insured loan and are developed using models based on our long term historical experience, which takes into account a number of factors including, but not limited to, the LTV ratio, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history, the borrower’s income and assets, and home price appreciation. See “—If the models used in our business are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse effect on our business, results of operations and financial condition.” In the event the premiums we charge for our mortgage insurance coverage may not adequately compensate us for the risks and costs associated with the coverage, it may have a material adverse effect on our business, results of operation and financial condition.
A decrease in the volume of Low-Down Payment Loan originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue.
We provide mortgage insurance primarily for Low-Down Payment Loans. Factors that could lead to a decrease in the volume of Low-Down Payment Loan originations include, but are not limited to:
•an increase in home mortgage interest rates and further limitations on the deductibility of local property taxes for federal income tax purposes;
•implementation of more rigorous mortgage lending regulation, such as under the Dodd-Frank Act;
•a decline in economic conditions generally, or in conditions in regional and local economies;
•events outside of our control, including natural and man-made disasters and pandemics such as COVID-19, adversely affecting housing markets and home buying;
•the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;
•an increase in the price of homes relative to income levels;
•a lack of housing supply at lower home prices;
•adverse population trends, including lower homeownership rates;
•high rates of home price appreciation, which for refinancings affect whether refinanced loans have LTV ratios that require mortgage insurance; and
•changes in government housing policy encouraging loans to FTHBs.
A decline in the volume of Low-Down Payment Loan originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on our business, results of operations and financial condition. See “—A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience.”
In addition, a significant percentage of the premiums we earn each year are renewal premiums from mortgage insurance coverage written in previous years. We estimate that approximately 84% of our gross premiums earned for the year ended December 31, 2021 were renewal premiums compared to approximately 85% and 88% for the years ended December 31, 2020 and 2019, respectively. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors generally permit a borrower to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Furthermore, the Homeowners Protection Act of 1998 (“HOPA”) provides a right for a borrower, so long as the borrower meets other criteria, to request cancellation of private mortgage insurance from their lender either on the date the LTV ratio of the mortgage is first scheduled to reach 80% of its original value or the date on which the LTV ratio of the mortgage reaches 80% of the original value based on actual payments. Likewise, under HOPA, there is an obligation for lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the LTV ratio reaches 78% of the original value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:
•declining interest rates, which may result in the refinancing of the mortgages underlying our mortgage insurance coverage with new mortgage loans that may not require mortgage insurance or that we do not insure;
•customer concentration levels with certain customers that actively market refinancing opportunities to their existing borrowers;
•significant appreciation in the value of homes, which causes the unpaid balance of the mortgage to decrease below 80% of the value of the home and enables the borrower to request cancellation of the mortgage insurance; and
•changes in mortgage insurance cancellation requirements or procedures of the GSEs or under applicable law.
Changes in the methodology by which servicers determine the cancellation dates of mortgage insurance under the Homeowners Protection Act, GSE requirements or otherwise, including as a result of changes in law or regulation, GSE rules or guidance, including changes in response to the COVID-19 pandemic or homeowner affordability initiatives, or for any other reason, could have a material adverse effect on our business, results of operations and financial condition.
Our persistency rates on primary mortgage insurance were 62%, 59% and 76% for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in our persistency rate since 2019 has been largely as a result of the low interest rate environment precipitated by the economic impacts of the COVID-19 pandemic. A decrease in persistency generally would reduce the amount of our IIF and could have a material adverse effect on our business, results of operations and financial condition. However, higher persistency on certain legacy products, especially A minus, Alt-A, ARMs and certain 100% LTV loans, could have a material adverse effect if claims generated by such products remain elevated or increase.
We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and adversely affect our business, results of operations and financial condition.
We retain confidential customer information in our computer systems, and we rely on commercial technologies to maintain the security of those systems, including computers or mobile devices. Anyone who can circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable information and proprietary business information. Our employees and vendors use portable computers or mobile devices that may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the inappropriate disclosure of personally identifiable information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although to date none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our customers and third-party service providers that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter lenders from purchasing our mortgage insurance, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers to lose trust in us, all of which could be costly and have an adverse effect on our business, results of operations and financial condition. Regulatory agencies or business partners may institute more stringent data protection requirements or certifications than those that we are currently subject to and, if we cannot comply with those standards in a timely manner, we may lose the ability to sell our products or process transactions containing payment information. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put consumer information at risk and could in turn harm our reputation, our business, results of operations and financial condition.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business and cause us to incur incremental costs.
Historically, we have not been subject to the same financial, reporting and other corporate governance requirements as public companies. We are now required to prepare and file annual, quarterly and other reports with the SEC, including financial statements that comply with the SEC’s detailed reporting requirements. We are also subject to other reporting and corporate governance requirements under the listing standards of Nasdaq and the Sarbanes-Oxley Act, which will impose significant compliance costs and obligations upon us. The changes necessitated by our becoming a public company will continue to require a significant commitment of additional resources and management oversight, which may increase our operating costs. These changes will also place significant additional demands on our finance and accounting staff, who may not have experience working for a public company, and on our financial accounting and information systems. We have and may continue to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. We have and may continue to incur other expenses associated with being a public company, including, but not limited to, increases in auditing, accounting and legal fees and expenses, investor relations expenses, directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees. As a public company, we are required, among other things, to:
•prepare and file periodic reports, and distribute other stockholder communications, in compliance with the federal securities laws and the listing requirements and rules of the Nasdaq;
•define and expand the roles and the duties of our board of directors and its committees;
•institute more comprehensive compliance, investor relations and internal audit functions; and
•evaluate and maintain our system of internal controls over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.
Our Parent or certain of our Parent’s other subsidiaries have continued to perform or support many important corporate functions for our operations, including but not limited to, investment management, information technology services and certain administrative services (such as finance, human resources, employee benefit administration and legal). Our consolidated financial statements reflect charges for these services. There is no assurance that these services will be sustained at the same levels or that we would be able to replace such services in a timely manner or on comparable terms. Specific services provided under the Shared Services Agreement may be terminated by either party for convenience with at least one hundred eighty (180) days’ prior written notice to the other party. If our Parent or certain of our Parent’s other subsidiaries cease to provide services pursuant to the terms of our existing agreements, our costs of procuring services from third parties may increase. As a standalone company, we may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to our IPO, either of which could adversely affect our business, results of operations or financial condition. See “—Risks Relating to Our Continuing Relationship with Our Parent—The terms of our existing arrangements between our Parent and third parties under which we receive services as an affiliate of our Parent may be more favorable than we will be able to obtain from a third party on our own.”
Risks Relating to Regulatory Matters
Our business is extensively regulated and changes in regulation may reduce our profitability and limit our growth.
Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our business, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to conduct business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines, injunctions and other sanctions that could have a material adverse effect on our business, results of operations and financial condition. In addition, the nature and extent of regulation could materially change, which may result in additional costs associated with compliance with any such changes, or changes to our operations that may be necessary to comply, any of which may have a material adverse effect on our business. See “—An adverse change in our regulatory requirements could have a material adverse impact on our business, results of operations and financial condition” and “—Risks Relating to Our Business—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
State insurance regulatory authorities have broad administrative powers, which at times are coordinated and communicated across regulatory bodies. These administrative powers include, but are not limited to:
•licensing companies and agents to transact business;
•regulating certain premium rates;
•reviewing and approving policy forms;
•regulating discrimination in pricing, coverage terms and unfair trade and claims practices, including payment of inducements;
•establishing and revising statutory capital and reserve requirements and solvency standards;
•evaluating enterprise risk to an insurance company;
•approving changes in control of insurance companies;
•restricting the payment of dividends and other transactions between affiliates;
•regulating the types, amounts and valuation of investments; and

•restricting, pursuant to state monoline restrictions, the types of insurance products that may be offered.
State insurance regulators and the National Association of Insurance Commissioners (the “NAIC”) regularly re-examine existing laws and regulations, which may lead to modifications to SAP, interpretations of existing laws and the development of new laws and regulations applicable to insurance companies and their products. Further, we could become subject to future legislation or regulatory requirements related to the COVID-19 pandemic or climate change.
Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses, injunctions and harm to our reputation.
We face the risk of litigation and regulatory investigations or other actions in the ordinary course of operating our business.
Mortgage insurers have been involved in litigation alleging violations of Section 8 of the Real Estate Settlement and Procedures Act of 1974 (“RESPA”) or related state anti-inducement laws and the notice provisions of the Fair Credit Reporting Act (“FCRA”). Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of mortgage insurance business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of mortgage insurance business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as well as by private litigants in class actions. The insurance law provisions of many states also prohibit or restrict paying for the referral of insurance business and provide various mechanisms to enforce this prohibition.
In the past, a number of lawsuits have challenged the actions of mortgage insurance companies, including certain of our mortgage insurance subsidiaries, under RESPA, alleging that the insurers have violated the referral fee prohibition of Section 8 of RESPA by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of mortgage insurance. In addition to these private lawsuits, we and other mortgage insurance companies have in the past received civil investigative demands from the CFPB and state insurance regulators as part of their respective investigations to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA and state insurance laws. In 2013, the CFPB entered into consent orders with us and three other mortgage insurance companies settling the CFPB’s allegations related to mortgage insurance company captive arrangements, and those consent orders remain in effect for a period of ten years. One CFPB enforcement action against a mortgage originator for alleged kickbacks received from mortgage insurers, in which the CFPB ordered the mortgage originator to pay approximately $109 million in disgorgement, was decided by the United States Court of Appeals for the D.C. Circuit. On January 31, 2018, the en banc panel reinstated the original three-judge panel’s decision to overturn the CFPB’s order on certain statutory grounds, including finding fault with the CFPB’s interpretation of Section 8 of RESPA. The court’s ruling in this case may have an impact on future enforcement activity. Federal and state regulatory enforcement of Section 8 of RESPA presents risk for many providers of “settlement services,” including mortgage insurers.
In addition, the increased use by the private mortgage insurance industry of risk-based pricing systems that establish premium rates based on more attributes than previously considered may result in increased state and/or federal scrutiny of premium rates. The increased use of algorithms, artificial intelligence and data and analytics in the mortgage insurance industry may also lead to additional regulatory scrutiny related to other matters such as discrimination in pricing and underwriting, data privacy and access to insurance.

A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, results of operations and financial condition. It is possible that we could become subject to future investigations, regulatory actions, lawsuits, or enforcement actions, which could cause us to incur legal costs and, if we were found to have violated any laws or regulations, require us to pay fines and damages, result in injunctions and incur other sanctions, perhaps in material amounts. Increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm and incur significant legal expenses, which could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the ultimate outcomes of any future investigations, regulatory actions or legal proceedings.
An adverse change in our regulatory requirements could have a material adverse impact on our business, results of operations and financial condition.
We are required by certain states and other regulators to maintain certain RTC ratios. In addition, PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The failure of our insurance subsidiaries to meet their regulatory requirements, and additionally the current PMIERs financial requirements, could limit our ability to write new business. For further discussion of the importance of the current PMIERs financial requirements to our insurance subsidiaries, see “—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “—Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings which could have a material adverse impact on our business, results of operations and financial condition.”
An adverse change in our RTC ratio or other minimum regulatory requirements could cause rating agencies to downgrade our financial strength ratings, which would have an adverse impact on our ability to write and retain business, and could cause regulators to take regulatory or supervisory actions with respect to our business, all of which could have a material adverse effect on our results of operations, financial condition and business. For further discussion on the importance of ratings, see “—Risks Relating to Our Business—Adverse rating agency actions have resulted in a loss of business and adversely affected our business, results of operations and financial condition, and future adverse rating agency actions could have a further and more significant adverse impact on us.”
These regulations are principally designed for the protection of policyholders rather than for the benefit of investors. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Further, because laws and regulations can be complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting or reserving issue may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may differ from those of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating costs and/or have implications on certain tax positions.

Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings which could have a material adverse impact on our business, results of operations and financial condition.
If we fail to maintain the required minimum capital level in a state where we write business, we would generally be required to immediately stop writing new business in the state until we re-establish the required level of capital or receive a waiver of the requirement from the state’s insurance regulator, or until we have established an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2021 and December 31, 2020, our combined RTC ratio was approximately 12.2:1 and 12.1:1, respectively. Should we exceed required RTC levels in the future, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.
The NAIC established the Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the Mortgage Guaranty Insurance Model Act (the “MGI Model”), revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance and the development of a mortgage guaranty supplemental filing. In late 2019 and early 2021, the MGIWG released exposure drafts of the revised MGI Model, including new proposed mortgage guaranty insurance capital requirements for mortgage insurers, and the mortgage guaranty supplemental filing, which currently remains under development. We cannot predict the outcome of this process, whether any state will adopt the amended MGI Model or any of its specific provisions, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
Further, the financial strength ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts, statutory contingency reserve amounts and capital adequacy ratios. The statutory capital adequacy ratio is known as the RTC ratio, of which the numerator consists of RIF and the denominator consists of the sum of (i) statutory surplus and (ii) the statutory contingency reserve. In any particular year, statutory surplus amounts, statutory contingency reserve amounts, and the RTC ratio may increase or decrease depending on a variety of factors, most of which are outside of our control, including, but not limited to, the following:
•the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions);
•the amount of insurance we onboard;
•the amount of additional capital our insurance subsidiaries must hold to support business growth;
•changes in statutory accounting or reserve requirements applicable to our insurance subsidiaries;
•our ability to access capital markets to provide reserve and surplus relief;
•changes in equity market levels;
•the value of certain fixed-income and equity securities in our investment portfolio;
•changes in the credit ratings of investments held in our portfolio;
•the value of certain derivative instruments;

•changes in interest rates;
•credit market volatility; and
•changes to the maximum permissible RTC ratio.
Changes in regulations that adversely affect the mortgage insurance markets in which we operate could affect our operations significantly and could reduce the demand for mortgage insurance.
In addition to the general regulatory risks that are described under “—Our business is extensively regulated and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations relating particularly to our mortgage insurance operations.
Federal and state regulations affect the scope of our competitors’ operations, which influences the size of the mortgage insurance market and the intensity of the competition. This competition includes not only other private mortgage insurers, but also federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, including a potential 25 basis point reduction, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts the GSEs will purchase or guarantee, increases in GSE fees or decreases in the maximum LTV ratio for loans the GSEs will purchase can also reduce demand for private mortgage insurance. See “—Risks Relating to Our Business—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.” Legislative, regulatory and administrative changes could cause demand for private mortgage insurance to decrease.
Additionally, on December 17, 2020, the FHFA promulgated the Enterprise Capital Framework, which imposes a new capital framework on the GSEs, including risk-based and leverage capital requirement and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial distress. The Enterprise Capital Framework became effective on February 16, 2021. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until the applicable compliance date. Compliance with the Enterprise Capital Framework, other than the requirements to maintain a prescribed capital conservation buffer amount (“PCCBA”) and a prescribed leverage buffer amount (“PLBA”), is required on the later of (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. FHFA contemplates that the compliance dates for the PCCBA and the PLBA will be the date of termination of the conservatorship of a GSE. The Enterprise Capital Framework’s advanced approaches requirements will be delayed until the later of (i) January 1, 2025 and (ii) any later compliance date provided by a transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on CRT transactions as compared to the previous framework. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements. If the GSEs increase their guarantee pricing in order to meet the higher capital requirements, that increase could have a negative impact on the private mortgage insurance market and our business. Furthermore, higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market size for private mortgage insurance. This rule could also accelerate the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments beyond private for mortgage insurance, which could adversely impact our business. Also in preparation for the end of the FHFA’s conservatorship of the GSEs, the FHFA promulgated a final rule on May 4, 2021, effective July 6, 2021, that requires the GSEs to develop plans that would facilitate their rapid and orderly resolution in the event FHFA is appointed as their receiver.

As a credit enhancement provider in the residential mortgage lending industry, we are also subject to compliance with or otherwise impacted by various federal and state consumer protection and insurance laws, including RESPA, the Fair Housing Act of 1968 (the “Fair Housing Act”), HOPA, the FCRA and others. Among other things, these laws: (i) prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees or payments for services not actually performed; (ii) require cancellation of insurance and refund of unearned premiums under certain circumstances; and (iii) govern the circumstances under which companies may obtain and use consumer credit information. Changes in these laws or regulations, changes in the appropriate regulator’s interpretation of these laws or regulations or heightened enforcement activity could materially adversely affect our business, results of operations and financial condition.
CFPB Final Rule
Our results could also be impacted if the Consumer Financial Protection Bureau’s final rule defining a QM results in a reduction of the size of the origination market or creates incentives to use government mortgage insurance program.
The Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products and services under federal law, including residential mortgages, and generally requires creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling prior to effecting such transaction (the “ATR Requirement”). A subset of mortgages within the ATR Requirement are known as QMs, which generally are defined as loans without certain risky features. The CFPB is authorized to issue the regulations governing a good faith determination; the Dodd-Frank Act, however, provides a statutory presumption of eligibility of loans that satisfy the QM definition. The CFPB’s final rule defining what constitutes a QM (the “QM Rule”) provides that a QM loan exists if, among other factors:
•the term of the loan is less than or equal to 30 years;
•there are no negative amortization, interest only or balloon features;
•the lender properly documents the loan in accordance with the requirements;
•the total “points and fees” do not exceed certain thresholds (generally 3% of the total loan amount); and
•the total DTI Ratio of the borrower does not exceed 43%.
The QM Rule provides a “safe harbor” for QM loans with annual percentage rates (“APRs”) below the threshold of 150 basis points over the Average Prime Offer Rate and a “rebuttable presumption” for QM loans with an APR above that threshold.
The Dodd-Frank Act separately granted statutory authority to the United States Department of Housing and Urban Development Administration (“HUD”) (for FHA-insured loans), the VA (for VA-guaranteed loans) and certain other government agency insurance programs to develop their own definitions of a QM in consultation with the CFPB. Under both the FHA’s and the VA’s QM standards, certain loans that would not qualify as QM loans in the conventional market would still be deemed to be QM loans if insured or guaranteed by the FHA and the VA. As a result, lenders may favor the use of FHA-or VA-insurance to achieve the legal protections of making a QM loan through these agencies, even if the same loan could be made at the same or lower cost to the borrower using private mortgage insurance, which could adversely impact our business, results of operations and financial condition. To the extent that the other government agencies adopt their own definitions of a QM loan that are more favorable to lenders and mortgage holders than those applicable to the market in which we operate, our business, results of operations and financial condition may be adversely affected.

The QM Rule also provides for a second temporary category with more flexible requirements if the loan is eligible to be (i) purchased or guaranteed by the GSEs while they are in conservatorship, which represents the overwhelming majority of our business, or (ii) insured by the FHA, the VA, the Department of Agriculture (the “USDA”) or the Rural Housing Service (“RHS”). The second temporary category still requires that loans satisfy certain criteria, including the requirement that the loans are fully amortizing, have terms of 30 years or less and have points and fees representing 3% or less of the total loan amount. This temporary QM category is known as the “QM Patch.”
On December 29, 2020, the CFPB promulgated two final rules (i) one rule amending the QM Rule (the QM Rule, as amended, the “Amended QM Rule”) and (ii) one rule adding a “seasoning” approach to the QM “safe harbor” (the “Seasoned QM Final Rule”). The effective date of both rules was March 1, 2021, with a mandatory compliance date for the Amended QM Rule of July 1, 2021. On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the Amended QM Rule until October 1, 2022 and noting that the Amended QM Rule and Seasoned QM Final Rule would be reconsidered at a later time. As provided under the final rule, the prior 43% DTI-based QM Rule definition, the new price-based (APOR) definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, Fannie Mae issued Lender Letter 2021-09 and Freddie Mac issued Bulletin 2021-13 stating that due to the requirements of the PSPAs they would only acquire loans that meet the new price-based (APOR) definition set forth under the Amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43% DTI-based QM Rule definition and the QM Patch will continue to qualify under the new price-based (APOR) definition and therefore we expect little impact from the change.
Dodd-Frank Act Risk Retention
The Dodd-Frank Act also requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of a qualified residential mortgage (“QRM”).
As required by the Dodd-Frank Act, in 2015 the Federal Banking Agencies, the FHFA, the SEC and HUD adopted a joint final rule implementing the QRM rules that aligns the definition of a QRM with that of a QM. In December 2019, the Federal Banking Agencies initiated a review of certain provisions of the risk retention rule, including the QRM definition. Among other things, the review allows the Federal Banking Agencies to consider the QRM definition in light of any changes to the QM definition under the QM Rule adopted by the CFPB, which would include the final rule promulgated by the CFPB on December 29, 2020. If the QRM definition is changed in a manner that is unfavorable to us, such as to require a large down payment for a loan to qualify as a QRM, without giving consideration to mortgage insurance in computing LTV ratios, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance.
In addition, if international banking standards set forth by the Basel Committee are implemented in the United States, without modification by the Federal Banking Agencies (as defined below), the rules could discourage the use of mortgage insurance in the United States.
Basel III
In 1988, the Basel Committee on Banking Supervision (the “Basel Committee”), developed the Basel Capital Accord (“Basel I”), which sets out international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued an update to Basel I (“Basel II”), which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities. Following the financial crisis of 2008, the Basel Committee made further revisions to improve the quality and quantity of capital banking organizations hold through Basel III. The Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “Federal Banking Agencies”)

implemented Basel III through the adoption of revisions to their regulatory capital rules (the “Basel III Rules”), which establish minimum RBC and leverage capital requirements for most United States banking organizations (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019).
If further revisions to the Basel III Rules increase the capital requirements of banking organizations with respect to the residential mortgages we insure or do not provide sufficiently favorable treatment for the use of mortgage insurance purchased in respect of a bank’s origination and securitization activities it could adversely affect the demand for mortgage insurance. In December 2017, the Basel Committee published final revisions to the Basel III capital framework (the “2017 Basel III Revisions”) that were generally targeted for implementation by each participating country by January 1, 2022. In March 2020, the Basel Committee revised the target date for implementation to January 1, 2023. Under these revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate, but will determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under the 2017 Basel III Revisions, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are at least as stringent as the 2017 Basel III Revisions, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement the 2017 Basel III Revisions as specifically drafted by the Basel Committee, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance.
Further, it is possible (but not mandated by the 2017 Basel III Revisions) that the Federal Banking Agencies and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s LTV ratio for prudential (non-capital) purposes.
Risks Relating to Our Continuing Relationship with Our Parent
Our Parent is able to exert significant influence over us and our corporate decisions.
Our Parent continues to beneficially own at least 80% of our common stock. As a result, our Parent controls all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of our Parent may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Our Parent’s high ownership percentage risk may also impact our stock price as price volatility may be greater if the public float and trading volume of shares of our common stock are low.
Also, our Parent may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. We also have entered into a registration rights agreement with our Parent, which will give our Parent a right, subject to certain conditions, to require us to register the sale of our common stock beneficially owned by our Parent.
So long as our Parent continues to beneficially own more than 50% of our outstanding common stock, our Parent will have certain rights, including the right to nominate the majority of our directors. Certain of these directors may also be officers or employees of our Parent or certain of our Parent’s other subsidiaries. Because of their current or former positions with our Parent or certain of our Parent’s other subsidiaries, these directors, as well as a number of our officers, own substantial amounts of our Parent’s common stock and options to purchase our Parent’s common stock. Ownership interests of our directors or officers in our Parent’s common stock, or service of certain of our directors as officers of our Parent or certain of our Parent’s other subsidiaries, may create, or may create the appearance of, conflicts of interest when such director or officer is faced with a decision that could have different implications for the two companies. For example, potential conflicts could arise regarding the desirability of acquisition opportunities, business plans, employee retention or recruiting, capital management or our dividend policy.
In addition, we have entered into agreements with our Parent and its subsidiaries that provide a framework for our ongoing relationship, including a Master Agreement, a registration rights agreement, a Shared Services Agreement, an intellectual property cross license agreement and a transitional trademark license agreement. Disagreements regarding the rights and obligations of our Parent or certain of our Parent’s other subsidiaries or us under each of these agreements or any renegotiation of their terms could create conflicts of interest for certain of these directors and officers, as well as actual disputes that may be resolved in a manner unfavorable to us and our other stockholders. Interruptions to or problems with services provided under the Shared Services Agreement could result in conflicts between us and our Parent or certain of our Parent’s other subsidiaries that increase our costs both for the processing of business and the potential remediation of disputes. Although we believe these agreements contain commercially reasonable terms, the terms of these agreements may later prove not to be in the best interests of our future stockholders or may contain terms less favorable than those we could obtain from third parties. In addition, certain of our officers negotiating these agreements may appear to have conflicts of interest as a result of their ownership of our Parent’s common stock and holdings of our Parent’s equity awards.
The terms of our arrangements with our Parent may be more favorable than we will be able to obtain from an unaffiliated third party.
Our Parent or certain of our Parent’s other subsidiaries currently performs or supports many important corporate functions for our operation, including but not limited to, investment management, information technology services and certain administrative services (such as finance, human resources, employee benefit administration and legal). On August 4, 2021, we entered into the Shared Services Agreement with our Parent that provides us continued access to certain of these services. We negotiated these arrangements with our Parent or certain of our Parent’s other subsidiaries in the context of a parent-subsidiary relationship. We cannot assure you that these services will be sustained at the same levels or that we would be able to replace such services in a timely manner or on comparable terms.
Specific services provided under the Shared Services Agreement may be terminated by either party for convenience with at least one hundred eighty (180) days’ prior written notice to the other party. If our Parent or certain of our Parent’s other subsidiaries cease to provide services pursuant to the terms of our existing agreements, our costs of procuring services from third parties may increase. As a standalone company, we may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the IPO, either of which could adversely affect our business, results of operations or financial condition. Other agreements with our Parent or certain of our Parent’s other subsidiaries also govern the relationship between us and our Parent or certain of our Parent’s other subsidiaries following the IPO and provide for the allocation of certain expenses. They also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties. These operational risks could have a material adverse effect on our business, results of operations and financial condition.

We could be affected by issues affecting our Parent in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.
We remain a part of our Parent’s family of businesses. Therefore, our customers, third-party service providers, credit providers and other persons may continue to associate us with our Parent’s reputation and services, as well as its capital base and financial strength. Our Parent has substantial leverage and depends on us as a source of liquidity.
Our Parent continues to pursue its overall strategy with a focus on improving business performance, reducing financial leverage and increasing financial and strategic flexibility across the organization. Our Parent’s strategy includes maximizing its opportunities in its mortgage insurance businesses and stabilizing its United States life insurance businesses. However, our Parent cannot be sure it will be able to successfully execute on any of its strategic plans to effectively address its current business challenges (including with respect to addressing its debt maturities and other near-term liabilities and financial obligations, reducing costs, stabilizing its United States life insurance businesses without additional capital contributions, overall capital and ratings), including as a result of:
•an inability to attract buyers for any businesses or other assets our Parent may seek to sell, or securities it may seek to issue, in each case, in a timely manner and on anticipated terms;
•an inability to increase the capital needed in our Parent’s businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required;
•a failure to obtain any required regulatory, stockholder, noteholder approvals and/or other third-party approvals or consents for such alternative strategic plans;
•our Parent’s challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated;
•an inability to achieve anticipated cost-savings in a timely manner; and
•adverse tax or accounting charges.
We also rely on our Parent and/or certain of our Parent’s subsidiaries to provide certain investment management, information technology services and certain administrative services (such as finance, human resources, employee benefit administration and legal). If our Parent is unable or unwilling to provide such services in the future, we may be unable to provide such services ourselves or we may have to incur additional expenditures to obtain such services from another provider. Additionally, we may be subject to reputational harm if our Parent or any of its affiliates, previously, or in the future, among other things, becomes subject to litigation or otherwise damages its reputation or business prospects. Any of these events could adversely affect our business, results of operations and financial condition.
Our Parent’s challenges in its long-term care insurance business, or other financial or operational difficulties, may also be attributed to us by investors and may have an adverse effect on the perception of our common stock as an investment. Additionally, any downgrade or negative outlook of our Parent’s ratings may negatively impact our ratings by certain ratings agencies whose rating protocols and group rating methodologies require adverse ratings actions in cases of parent or sister company rating downgrades or adverse rating actions. A downgrade in our ratings may adversely affect our relationship with current and potential customers as well as our ability to write new business and access capital on favorable terms. See “—Risks Relating to Our Business—Adverse rating agency actions have resulted in a loss of business and adversely affected our business, results of operations and financial condition, and future adverse rating agency actions could have a further and more significant adverse impact on us.”

Our Parent as of December 31, 2021 had $1.2 billion of long term borrowings outstanding, excluding the amount held by EHI. Because we are not responsible for our Parent’s indebtedness and we are currently predominately capitalized and funded independently of our Parent, if our Parent is unable to raise sufficient proceeds to satisfy its obligations as they become due, or our Parent were to default on its outstanding indebtedness, or our Parent were to become subject to insolvency or other similar proceedings, we would not expect such events to result directly in an event of default or an insolvency event for us. However, any such event or the risk (or perceived risk) that any such proceedings could involve us, could negatively affect our ratings, our reputation, our business, our liquidity and results of operations, and could therefore have a negative effect on our ability to repay our own indebtedness, including the 2025 Senior Notes, or otherwise could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
Risks Relating to Taxation
Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.
Various tax regulations require the preparation of complex computations, significant judgments and estimates in interpreting their respective provisions. These aspects are inherently difficult to interpret and apply, and the Treasury Department, the Internal Revenue Service (the “IRS”) and other standard-setting bodies could interpret these aspects differently than us. In addition, these departments could issue guidance on how provisions of tax regulations should be applied or administered that could be different from our interpretation. Therefore, even though we believe we have applied tax laws and regulations appropriately in our financial statements it is possible that we have interpreted the rules differently and therefore applied the impacts to our financial results in a way that differs from those of these authoritative bodies. Likewise, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability and results of operations or financial condition. Changes in tax laws and regulations that impact our customers and counterparties or the economy may also impact our results of operations and financial condition. There can be no assurance that changes in tax laws or regulations will not materially and/or adversely affect our effective tax rate, tax payments, results of operations and financial condition.
We are subject to regular review and audit by tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. The ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income (loss), cash flows or operations.
There was no U.S. federal income tax-related legislation or administrative guidance issued in 2021 or 2020 that had a significant impact on our results of operations or financial condition. We will continue to monitor proposed tax legislation, particularly the proposed Build Back Better Act (“BBBA”) currently being considered by Congress. As currently drafted, we do not expect the BBBA to have a significant impact on our results of operations or financial condition.
We are jointly and severally liable for any U.S. federal income taxes owed by the Genworth Consolidated Group for taxable periods in which we are a member of the group.
We currently join in the filing of a United States consolidated income tax return of which our Parent is the common parent (the “Genworth Consolidated Group”) with our other insurance and non-insurance affiliates. As a result, we are jointly and severally liable for the U.S. federal income taxes owed by the group for periods in which we are a member of the group. Accordingly, for any taxable periods for which we are included in the Genworth Consolidated Group for U.S. federal income tax purposes, we could be liable in the event that any income tax liability was incurred but was not discharged by the Parent or any other member of the group. Our Parent, however, will be responsible for any taxes for which we are jointly and severally liable solely by reason of filing a combined, consolidated or unitary return with our Parent under the Tax Allocation Agreement.

Our Parent’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.
We are currently a member of the Genworth Consolidated Group. As a consequence, we will pay our Parent our share of the consolidated income tax liability when we have taxable income or receive benefit for losses we contribute and which are utilized to the Genworth Consolidated Group.
Our Parent and certain of its non-insurance subsidiaries expect to incur material federal income tax deductions in the future, primarily related to interest expense on third-party debt and expenses in respect of stewardship with respect to the enterprise and subsidiary operations. If we were to cease to be a member of the Genworth Consolidated Group, our income could no longer offset tax losses of other members of the Genworth Consolidated Group, and the Genworth Consolidated Group may not have sufficient taxable income from other operations to fully absorb the anticipated tax deductions of our Parent and its non-insurance subsidiaries, reducing the value of such tax deductions to our Parent. Given that our Parent expects to incur federal income tax deductions for the foreseeable future, our Parent may find it beneficial to retain at least 80% ownership of our common stock for the foreseeable future.
As a condition to us remaining a member of the Genworth Consolidated Group, our Parent generally must continue to own an amount of our stock which possesses at least 80% of the total voting power of our stock and has a value equal to at least 80% of the total value of our stock. For these purposes, the term “stock” does not include any stock that (i) is not entitled to vote; (ii) is limited and preferred as to dividends and does not participate in corporate growth to any significant extent; (iii) has redemption and liquidation rights which do not exceed the issue price of such stock (except for a reasonable redemption or liquidation premium) and (iv) is not convertible into another class of stock. Accordingly, while we will have the ability to raise additional capital through certain preferred stock or other means, we will be limited in our ability to raise additional capital by issuing common stock to third parties without leaving our Parent’s consolidated group, which our Parent may not permit. We may also be limited pursuant to restrictions imposed by insurance regulators, GSEs and any limitations under intercompany agreements. This limitation on our ability to raise additional capital through the issuance of common stock could have a material adverse impact on our business, results of operations and financial condition.
If we leave the Genworth Consolidated Group, we may be required to make payments under the Tax Allocation Agreement and may be required to pay more income tax in the future.
We are currently a member of the Genworth Consolidated Group, and we expect to continue to be a member as long as our Parent continues to own an amount of our stock which possesses at least 80% of the total voting power of our stock, and it has a value equal to at least 80% of the total value of our stock. See “—Our Parent’s continued ownership of 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties”. Our Parent may cease to own such amount of stock in the future and in that event, we would cease to be a member of the Genworth Consolidated Group.
In the event we were to cease being a member of the Genworth Consolidated Group, we may be required to make a payment to our Parent of $25.2 million for tax benefits related to foreign tax credits for which we received credit under the Tax Allocation Agreement, but which had not been utilized by the Genworth Consolidated Group at such time. These tax benefits would be available to reduce our tax liabilities in periods after we leave the Genworth Consolidated Group, subject to any applicable limitation that may apply with respect to such period or tax benefit. In addition, the tax consequences of any transaction between us and other members of the Genworth Consolidated Group which were deferred under the consolidated return rules would likely be triggered, which could require us to make additional payments under the Tax Allocation Agreement.
In addition, in the event we were to cease being a member of the Genworth Consolidated Group, we and our Parent would be subject to the application of the “unified loss rules”, which may require us to pay more income tax in the future. Subject to certain exceptions, if our Parent has higher tax basis in our shares than the fair market value of our shares at the time we left the Genworth Consolidated Group, these rules could require us to reduce certain of our tax attributes, including the tax basis in our assets. If such reduction occurred, we could be required to pay more income tax in the future. Our Parent could, at such time, elect to reduce its tax basis in our shares at such time to prevent such attribute reduction, although our Parent has not committed to do so.
At this time, we do not expect that the unified loss rules would cause a material reduction in the tax basis of our assets if we were to depart the Genworth Consolidated Group. The application of the unified loss rules are complex, however, and will depend upon a number of factual determinations that must be made at the time of such departure. Accordingly, no guarantee can be given that we would not be required to pay more income tax as a result of the application of the unified loss rules upon a deconsolidation. Such increased tax obligations could have a material adverse impact on our business, results of operations and financial condition.
General Risk Factors
We are a holding company, and our only material assets are our equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.
We are a holding company with limited direct business operations. Our primary subsidiaries are insurance companies that own substantially all of our assets and conduct substantially all of our operations. Dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings. Our subsidiaries may not be able to, or may not be permitted by regulators to, pay dividends or make distributions to enable us to meet our obligations. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of these obligations, or if a subsidiary is unable or unwilling to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, incurring debt (including convertible or exchangeable debt), selling assets or issuing equity.
The payment of dividends and other distributions by our insurance subsidiaries is dependent on, among other things, their financial condition and operating performance, capital preservation as a result of the uncertainty regarding the impact of COVID-19, corporate law restrictions, insurance laws and regulations and maintaining adequate capital to meet the requirements mandated by PMIERs, including recent restrictions imposed by the GSEs on our business. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require affirmative approval from an insurer’s domiciliary department of insurance. In addition, insurance regulators and GSEs may prohibit the payment of ordinary dividends and distributions, or other payments by the insurance subsidiaries (such as a payment under an agreement or for employee or other services, including expense reimbursements) if they determine that such payment could be adverse to policyholders. Courts typically grant regulators significant deference when considering challenges of an insurance company to a determination by insurance regulators to grant or withhold approvals with respect to dividends and other distributions. Accordingly, there can be no assurances that insurance regulators will approve payment of a dividend or distribution or other transfers of assets to us by our insurance subsidiaries. More recently, the GSEs temporarily amended PMIERs as a result of COVID-19, requiring our approved insurer, GMICO, to obtain the GSEs’ prior written consent before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing arrangements should GMICO fail to meet certain PMIERs minimum required asset buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021). See “—Risks Relating to Our Business—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
Our liquidity and capital position are highly dependent on the performance of our subsidiaries and their ability to pay future dividends and distributions to us as anticipated. The evaluation of future dividend sources and our overall liquidity plans are subject to current and future market conditions and the economic recovery from COVID-19, among other factors, which are subject to change.
Our business could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations, particularly given our current remote work environment and the increased risk that our employees may be unable to properly perform and execute controls. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Any material weaknesses in internal control over financial reporting or any other failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our share price.
We may suffer losses in connection with future litigation and regulatory proceedings or other actions.
From time to time, we may become subject to various legal and regulatory proceedings related to our business. Litigation and regulatory proceedings may result in financial losses and harm our reputation. We face the risk of litigation and regulatory proceedings or other actions in the ordinary course of operating our business, including class action lawsuits. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. A substantial legal liability or injunction or a significant regulatory action against us could have a material adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory proceeding or other action, we could suffer significant reputational harm and incur significant legal expenses and such litigation may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition or results of operations.
Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, results of operations and financial condition.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (the “FASB”). It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements, including impacting the calculation of net earnings, stockholders’ equity and other relevant financial statement line items. The impact of changes in accounting and reporting standards, particularly those that apply to insurance companies, cannot be predicted, but such changes could have a material adverse effect on our business, results of operations and financial condition. Such changes may also cause additional volatility in reported earnings, decrease the understandability of our financial results and affect the comparability of our reported results with the results of others. In addition, we may be unable to implement new accounting guidance or other proposals by the adoption date which would materially adversely impact our business.

Furthermore, the required adoption of future accounting and reporting standards could require us to make significant changes to systems and use additional resources, which may result in significant costs.
If we are unable to on-board, retain, attract and motivate qualified employees or senior management, our business, results of operations and financial condition may be adversely impacted.
Our success is largely dependent on our ability to on-board, retain, attract and motivate qualified employees and senior management. We face intense competition in our industry and local job market for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance, information technology and other professionals. We also face natural or man-made disasters or pandemics that could at times impact our ability to on-board new hires. See “—The occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change, could materially adversely affect our business, results of operations and financial condition.” Furthermore, as the future of work evolves and work arrangements such as a remote work environment become more flexible and commonplace, our ability to compete for qualified employees could be further challenged. A remote work environment could expand competition among employers and may put us at a disadvantage if we are unable or unwilling to implement certain of these policies. We cannot be sure we will be able to on-board, attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on business, results of operations and financial condition. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
Managing key employee succession and retention is also critical to our success. We would be adversely affected if we fail to plan adequately for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans, including retention programs, designed to retain our employees, our succession plans may not operate effectively and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.
Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our business, results of operations and financial conditions.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information, including the submission of new mortgage insurance applications. We also rely on these systems throughout our business for a variety of functions, including processing claims, providing information to customers, performing actuarial analyses and maintaining financial records. Despite the implementation of security and back-up measures, our computer systems and those of our partners and third-party service providers have been and may be in the future vulnerable to system failures, physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.
Technology continues to expand and plays an ever-increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats, there can be no assurance that our information security will detect and protect information assets from these ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Confidentiality, integrity and availability of information are essential to maintaining our reputation, legal position and ability to conduct our operations. Although we have implemented controls and continue to train our employees, a cybersecurity event could still occur that would cause damage to our reputation with our customers and other stakeholders and could have a material adverse effect on our business, results of operations and financial condition. See “—We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and adversely affect our business, results of operations and financial condition.”
We rely on technologies to provide services to our customers. Customers require us to provide and service our mortgage insurance products in a secure manner, either electronically through our internet website or through direct electronic data transmissions. Accordingly, we invest resources in establishing and maintaining electronic connectivity with customers and, more generally, in technological advancements. In addition, if our information technology systems are inferior to our competitors’, existing and potential customers may choose our competitors’ products over ours. Our business would be negatively impacted if we are unable to enhance our platform when necessary to support our primary business functions, including to match or exceed the technological capabilities of our competitors. We cannot predict with certainty the cost of maintaining and improving our platform, but failure to make necessary improvements and any significant shortfall in any technology enhancements or negative variance in the timeline in which system enhancements are delivered could have an adverse effect on our business, results of operations and financial condition.
In addition, a natural or man-made disaster or a pandemic could disrupt public and private infrastructure, including our information technology systems. See “—The occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change, could materially adversely affect our business, results of operations and financial condition.” Unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition. Furthermore, if a significant number of our employees were unavailable in the event of a disaster or a pandemic, our ability to effectively conduct business could be severely compromised. The failure of our disaster recovery systems and business continuity plans could adversely impact our profitability and our business.
The occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change, could materially adversely affect our business, results of operations and financial condition.
We are exposed to various risks arising out of natural and man-made disasters and public health emergencies, including earthquakes, hurricanes, floods, wildfires, tornadoes, other extreme weather events, acts of terrorism, military actions and pandemics, similar to COVID-19. The frequency and severity of extreme weather events and natural disasters may be increased by the effects of climate change, which is resulting in an increase in average global temperatures and rising sea levels. While mortgage insurance does not cover property damage, a natural or man-made disaster or public health emergency, such as a pandemic, could disrupt our computer systems and our ability to conduct or process business (including as a result of widespread absences of our employees due to exposure to the virus) as well as lead to higher delinquency rates as borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as mortgage payments on loans insured under our mortgage insurance coverage. A natural or man-made disaster or a public health emergency could trigger an economic downturn in the areas directly or indirectly affected by the disaster. While it is uncertain the extent to which such events may impact our business, the consequences of these events and actions taken by governmental authorities, the GSEs, our customers or others in connection therewith could lead to disruption of the economy, which may erode consumer and investor confidence levels or lead to increased volatility in the financial markets. These consequences could, among other things, result in an adverse effect on home prices in those areas or higher unemployment, which could result in increased loss experience. See “—The ongoing COVID-19 pandemic has and could continue to adversely impact our business, results of operations and financial condition.” and “—A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience.” A natural or man-made disaster or a pandemic/ public health emergency could also disrupt public and private infrastructure, including communications and financial services, any of which could disrupt our normal business operations, and could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities or the value of the underlying collateral of structured securities.
Natural or man-made disasters or pandemics or public health emergencies could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us, which could lead to increased reinsurance rates, less favorable terms and conditions and reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with the financial requirements of the PMIERs. The PMIERs require us to maintain significantly more “Minimum Required Assets” for delinquent loans than for performing loans; however, the increase in Minimum Required Assets is not as great for certain delinquent loans in areas that FEMA has declared major disaster areas. For example, in response to COVID-19, the GSEs made temporary revisions to PMIERs in the PMIERs Amendment, providing relief on the risk-based required asset amount factor for certain non-performing loans impacted by a COVID-19 hardship. See “—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.” An increase in delinquency notices resulting from a natural or man-made disaster or a pandemic/ public health emergency may result in an increase in “Minimum Required Assets” and a decrease in the level of our excess “Available Assets” that is discussed in our risk factor titled “—Risks Relating to Regulatory Matters—An adverse change in our regulatory requirements could have a material adverse impact on our business, results of operations and financial condition.”
Provisions of state corporate and state insurance laws, of PMIERs and of our amended and restated certificate of incorporation and our amended and restated bylaws may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
State laws, PMIERs and provisions of our amended and restated certificate of incorporation and our amended and restated bylaws may delay, deter, prevent, or render more difficult a takeover attempt that our stockholders might consider in their best interests. For example, such laws or provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
The insurance laws and regulations of the various states in which our insurance subsidiaries are organized may delay or impede a business combination involving our company. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. In addition, PMIERs may delay or impede a business combination or change of control involving our company. PMIERs requires us to obtain the prior written approval of the GSEs before we permit a material change in, or acquisition of, control or beneficial ownership of our company or make changes to our corporate or legal structure. These restrictions may delay, deter, or prevent a potential merger or sale of our company, even if our board of directors decides that it is in the best interests of stockholders for us to merge or be sold. These restrictions also may delay sales by us or acquisitions by third parties of our insurance subsidiaries.
Our amended and restated certificate of incorporation and bylaws include provisions that may have anti-takeover effects, such as prohibiting stockholders from calling special meetings of our stockholders and, from and after such time as our Parent ceases to beneficially own more than 50% of our outstanding common stock, from acting by written consent.
We are a “controlled company” within the meaning of the Nasdaq rules and we qualify for exemptions from certain corporate governance requirements.
Our Parent beneficially owns over 80% of our outstanding common stock. GHI is our direct parent and is a wholly owned subsidiary of our Parent. Because our Parent controls more than a majority of the total voting power of our common stock following this offering, we are a “controlled company” within the meaning of the Nasdaq rules. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain stock exchange rules regarding corporate governance, including:
a.the requirement that a majority of its board of directors consist of independent directors;
b.the requirement that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised entirely of independent directors, in either case, with a formal written charter or board resolutions, as applicable, addressing the nominations process and such related matters as may be required under the federal securities laws; and
c.the requirement that its compensation committee be comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not rely on the exemptions to the requirements that a majority of our directors be independent and our nominating and corporate governance committee be comprised of entirely independent directors. Our board of directors consists of a majority of independent directors and our nominating and corporate governance committee is comprised of entirely independent directors. We, however, elected not to comply with the other requirement set forth above that the compensation committee be comprised entirely of independent directors. For as long as our Parent continues to beneficially own more than 50% of our outstanding common stock, our Parent generally will be able to determine the outcome of many corporate actions requiring stockholder approval, including the election of directors and the amendment of our certificate of incorporation and bylaws. In addition, under the provisions of the Master Agreement that we entered into with our Parent, our Parent has consent rights with respect to certain corporate and business activities that we may undertake, including during periods where Parent holds less than a majority of our common stock. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq rules regarding corporate governance.
Our amended and restated certificate of incorporation contains exclusive forum provisions, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws (each, as in effect from time to time), or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware; provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of

Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). This exclusive forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act. This exclusive forum provision does not apply to actions arising under the Exchange Act of 1934 (the “Exchange Act”). Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders are not deemed to have waived our compliance with these laws, rules and regulations.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are currently leasing our headquarters in Raleigh, North Carolina, which consists of approximately 130,000 square feet. The lease is set to expire on December 31, 2027. Additionally, we lease a second office in Washington, D.C. consisting of approximately 2,022 square feet. That lease is set to expire on November 12, 2022. We believe our current facilities are adequate for our current needs and that suitable additional or alternative space will be available as and when needed.
Item 3. Legal Proceedings
We are not subject to any pending material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock is listed on the Nasdaq Stock Market under the symbol “ACT.” As of February 22, 2022, we had 7 registered holders of record of our common stock.
Issuer Purchases of Equity Securities
We did not purchase any of our common stock during 2021.
Stock Performance Graph
The graph below compares the cumulative total stockholder return of an investment in (i) our common shares, (ii) the Russell 2000 Index, (iii) the S&P 500 and (iv) a composite peer group consisting of Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc., Arch Capital Group Ltd and Radian Group Inc, for the period from September 16, 2021 (the date our common shares commenced trading on the Nasdaq Stock Market) through December 31, 2021. We selected the members of this peer group because each is a competitor of ours in the private mortgage insurance industry.

$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
16-SEP-21
30-SEP-21
31-OCT-21
30-NOV-21
31-DEC-21
ACT
Russell 2000
S&P 500
Peer Group

	9/16/21	9/30/21	10/31/21	11/30/21	12/31/21
Enact Holdings, Inc.	$100.00	$115.42	$120.95	$115.81	$115.33
Russell 2000	$100.00	$98.72	$102.88	$98.48	$100.56
S&P 500	$100.00	$96.28	$102.94	$102.08	$106.54
Peer Group	$100.00	$100.55	$108.37	$94.85	$101.89

Dividends
On November 15, 2021, the Board of Directors of Enact Holdings, Inc. (the "Company") announced a special cash dividend of $200 million, or $1.23 per share, to the Company's stockholders, payable on December 15, 2021. While the Company does not currently maintain a formal dividend policy, we intend to develop one and initiate a regular common dividend during 2022. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividends.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2021, 2020 and 2019 included in Item 8 of this Annual Report. This discussion includes forward-looking statements and involves numerous risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations, all of which may be exacerbated by COVID-19 and related developments. For factors that could cause such differences refer to the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Future results could differ significantly from the historical results presented in this section. References to EHI, the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
Overview of Business
We are a leading private mortgage insurance company, having served the United States housing finance market since 1981, and operate in all 50 states and the District of Columbia. Our mortgage insurance products provide credit protection to mortgage lenders, covering a portion of the unpaid principal balance of Low-Down Payment Loans in the event of a default. We believe we have built a leading platform based on long-tenured customer relationships, underwriting excellence and prudent risk and capital management practices. Our business objective is to leverage our competitive strengths to drive market share, maintain our strong capitalization and strong earnings profile and deliver attractive risk-adjusted returns to our stockholders.
We generate revenues by providing mortgage credit protection to our customers in exchange for premiums, which we set based on our evaluation of the underlying risk we insure. Once the premium rate is established and coverage is activated, the premium rate remains unchanged for the first ten years of the policy; thereafter the premium rate resets to a lower rate used for the remaining life of the policy. In general, we can only cancel coverage for a failure to pay premiums or at servicer direction when the borrowers achieve the required amount of home equity. Our premium rate is applied predominantly to the original loan balance to determine either a monthly payment that the lender adds to the borrower’s monthly loan payment or a single upfront payment made by either the borrower or lender at loan closing. The amount of premiums earned from our insurance portfolio and the timing of premium recognition are also affected by persistency, which we measure as the percentage of loans that remain on our books based on the annualized cancellations for the period.
We also employ a CRT program to transfer a portion of our risk through both traditional XOL reinsurance arrangements and the issuance of MILNs. In exchange, we cede a negotiated amount of our premiums to the reinsurers and MILN investors that participate in our CRT transactions. Our net premiums earned (i.e., materially, the gross premiums charged less premiums ceded as part of our CRT program) represent the largest source of our revenues. Importantly, our CRT program helps to de-risk our operating model and spread the risk of loss across our counterparties while also providing capital relief.

We also invest our premiums in high quality, predominantly fixed income assets with the primary business objectives of preserving capital, generating investment income and maintaining sufficient liquidity to cover our operating expenses and pay future claims. The investment income generated through our investment portfolio is another significant source of our revenues.
We generate profits through collection of premiums less losses, operating expenses, interest expense and taxes. Our mortgage insurance coverage protects lenders against loss in the event of a borrower default by covering a portion of the outstanding principal balance of a loan. In the event of a borrower default, our coverage reduces and, in certain instances eliminates, losses to the insured by transferring the covered portion of the economic loss to us. Borrower defaults are first reported to us as new delinquencies when the borrower fails to make two consecutive monthly mortgage payments. Incurred losses are our estimate of future claims on these new delinquencies as well as any change in the prior estimates for previously existing delinquencies. In addition, incurred losses include estimates of future claims on incurred-but-not-reported (“IBNR”) delinquencies. Our incurred losses are based on estimates of both the rate at which delinquencies will go to claim (i.e., claim rate) and the ultimate claim amount (i.e., claim severity). Claim frequency and severity estimates are established based on historical experience focusing on certain delinquency and loan attributes that influence the probability and amount of ultimate claim. Our estimates of ultimate claim amounts for each delinquency include loss adjustment expense (“LAE”) that are costs incurred in the settlement of the claim process such as legal fees and costs to record, process and adjust claims. Incurred losses are generally affected by macroeconomic conditions, borrower credit quality, certain loan attributes, underwriting quality and our loss mitigation efforts among other factors detailed below.
Key Factors Affecting Our Results
Our financial position and results of operations depend to a significant extent on the following factors, each of which may be affected by COVID-19 as noted below in “—Trends and Conditions.”
Mortgage Origination Volume
The level of mortgage origination volume is a key driver of our future revenues. The overall mortgage origination market is influenced by macroeconomic factors such as the rate of economic growth, the unemployment rate, interest rates, home affordability, household savings rates, the inventory of unsold homes, demographics of potential homebuyers and credit availability. The mortgage origination market is also influenced by various legislative and regulatory actions and GSE programs and policies that impact the housing and mortgage finance industries.
Penetration
The penetration rate of private mortgage insurance is mainly influenced by the competitiveness of private mortgage insurance compared to alternative products for Low-Down Payment Loans provided by government agencies (principally the FHA and the VA), portfolio lenders that self-insure, reinsurers and capital market transactions designed to mitigate risk. In addition, the private mortgage insurance industry’s penetration rate is driven by the relative percentage of purchase mortgage originations versus refinances. Private mortgage insurance penetration tends to be significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages, because average LTV ratios are typically higher on home purchases and therefore are more likely to require mortgage insurance. Lastly, we believe the penetration rate of private mortgage insurance is influenced by other factors, including lender preference, FHA competitiveness and risk appetite, loan limits, contractual terms including cancellability and loss mitigation practices.
Credit and Regulatory Environment
The level of private mortgage insurance market penetration (“market penetration”) and eventual market size is affected in part by actions taken by the GSEs and the United States government, including the FHA, the FHFA and Congress, that impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits, as well as low-down payment programs available through the FHA or GSEs.
Competition and Market Share
Competitors include other private mortgage insurers that are eligible to write business for the GSEs. We compete with other private mortgage insurers based on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative credit ratings), reputation, strength of management, product features and technology ease-of-use. We also compete with governmental agencies (principally the FHA and the VA) primarily based on price and underwriting guidelines.
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share, customer relationships and overall value. Recent pricing trends have introduced an increasing number of loan, borrower, lender and property attributes, resulting in expanded granularity in pricing regimes and a shift from traditional published rate cards to dynamic pricing engines that better align price and risk. Our proprietary risk-based pricing engine evaluates returns and volatility under both the PMIERs capital framework and our internal economic capital framework, which is sensitive to economic cycles and current housing market conditions. The model assesses the performance of new business under expected and stress scenarios on an individualized loan basis, which is used to determine pricing and inform our risk selection strategy that optimizes economic value by balancing return and volatility.
Seasonality
Consistent with the seasonality of home sales, purchase mortgage origination volumes typically increase in late spring and peak during summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a similar seasonal trend and instead is primarily influenced by interest rates, which can overwhelm typical seasonal trends. Delinquency performance (new delinquency formation and cure behavior) is generally favorable in the first and second quarters of the year. Therefore, we typically experience lower levels of losses resulting from favorable delinquency activity in the first and second quarters, as typically compared to the third and fourth quarters. As the COVID-19 pandemic and United States housing market continue to evolve, we may see varying levels of delinquencies and cures from period to period.
The following table presents our NIW, number of cures and new delinquencies for primary policies, excluding our run-off insurance block with reference properties in Mexico, for the periods indicated:

Seasonality	Three months ended
(Dollar amounts in Millions)	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep.30, 2021	Dec. 31, 2021
NIW	$17,908	$28,396	$26,550	$27,017	$24,934	$26,657	$23,972	$21,441
% Change	(1.4)%	58.6%	(6.5)%	1.8%	(7.7)%	6.9%	(10.1)%	(10.6)%
Cure Counts	8,649	9,795	20,404	16,548	13,478	14,473	11,746	11,929
% Change	15.9%	13.3%	108.3%	(18.9)%	(18.6)%	7.4%	(18.8)%	1.6%
New Delinquency Count	8,114	48,373	16,664	11,923	10,053	6,862	7,427	8,282
% Change	(6.3)%	496.2%	(65.6)%	(28.5)%	(15.7)%	(31.7)%	8.2%	11.5%
NIW
NIW occurs when a lender activates mortgage insurance coverage on a closed mortgage loan. NIW increases our IIF, premiums written and premiums earned. NIW is affected by the overall size of the mortgage origination market, the penetration rate of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market.

Pricing
Our pricing strategy is designed to charge premium rates commensurate with the underlying risk of each loan we insure. Our proprietary platform provides us with a more flexible, granular and analytical approach to selecting and pricing risk. Using our platform, we can quickly change price to modify our risk selection levels, respond to industry pricing trends or adjust to changing economic conditions. We believe that our platform, powered by our proprietary risk model and our understanding of mortgage risk volatility, provides us with a highly sophisticated pricing regime that improves our risk selection and is designed to yield attractive risk adjusted returns through credit cycles.
IIF
IIF at the time of origination is used to determine premiums as the premium rate is expressed as a percentage of IIF. IIF is one of the primary drivers of our future earned premium. Based on the composition of our insurance portfolio, with monthly premium policies comprising a larger proportion of our total portfolio than single premium policies, an increase or decrease in IIF generally has a corresponding impact on premiums earned. Cancellations of our insurance policies as a result of prepayments and other reductions of IIF, such as rescissions of coverage and claims paid, generally have a negative effect on premiums earned.
Persistency Rate and Business Mix
The percentage of IIF that remains insured by us after taking into account annualized cancellations for the period presented is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher or lower persistency rates can have a significant impact on our profitability.
Loan prepayment speeds and the relative mix of business between single premium policies and monthly premium policies also impact our profitability. Assuming all other factors remain constant over the life of the policies, prepayment speeds have an inverse impact on IIF and the expected premium from our monthly policies. Slower prepayment speeds, demonstrated by a higher persistency rate, result in IIF remaining in place, providing increased premium from monthly policies over time as premium payments continue. Earlier than anticipated prepayments, demonstrated by a lower persistency rate, reduce IIF and the premium from our monthly policies.
The following table presents the weighted average mortgage interest rate on outstanding primary IIF as of December 31, 2021, excluding our run-off business. Prepayment speeds may be affected by changes in interest rates, among other factors. An increasing interest rate environment generally will reduce refinancing activity and result in lower prepayments. A declining interest rate environment generally will increase refinancing activity and increase prepayments.

Policy Year	Weighted average rate (1)
2004 and prior	6.20%
2005 to 2008	5.58%
2009 to 2013	4.32%
2014	4.49%
2015	4.17%
2016	3.89%
2017	4.26%
2018	4.78%
2019	4.20%
2020	3.23%
2021	3.08%
Total portfolio	3.52%
______________
(1)Average Annual Mortgage Interest Rate weighted by IIF.
In contrast to monthly premium policies, when single premium policies are cancelled by the insured because the loan has been paid off or otherwise, any remaining unearned premiums are earned at cancellation. Although these cancellations reduce IIF, assuming all other factors remain constant, the profitability of our single premium business increases when persistency rates are lower. As of December 31, 2021 and 2020, single premium policies comprised 13% and 15% of primary IIF, respectively.
Credit Quality
Improved analytics, stronger loan manufacturing quality controls and the regulatory implementation of the QM Rule have resulted in a significant improvement in the credit quality for loans originated in the private mortgage insurance market over time. Additionally, private mortgage insurers and the GSEs have maintained strong credit standards over the past decade, with average FICO scores for NIW persisting at levels significantly above historical averages. As a result, the industry is insuring loans from borrowers who should be better positioned to meet their mortgage obligations. More recently, in response to FTHB demand, there has been modest credit expansion that accommodates LTV over 95% and higher DTI ratios. Even after this expansion, private mortgage insurers and the GSEs have maintained strong credit standards well above historical norms.
Net Investment Income
Net investment income is determined primarily by the invested assets held and the average yield on our overall investment portfolio.
Net Investment Gains (Losses)
The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on such factors as market opportunities, our capital profile and overall market cycles that impact the timing of selling securities.
Losses Incurred
Losses incurred represent current payments and changes in the estimated future payments on claims that result from delinquent loans. We estimate an expense only for delinquent loans as explained in Note

2 to our consolidated financial statements. Incurred losses depend to a significant extent on the following factors, each of which in turn may be affected by COVID-19 as noted below in “—Trends and Conditions.”
•deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments;
•legislative, regulatory, FHFA or GSE action, or executive orders permitting or mandating forbearance or a moratorium on foreclosures or evictions due to events such as natural disasters or COVID-19;
•a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings and an adverse change in the effectiveness of loss mitigation actions that could result in an increase in the frequency of expected claim rates;
•a drop in housing values that negatively impacts a borrower’s willingness to continue mortgage payments, potentially leading to higher delinquencies and ultimately claims;
•if the foreclosure occurs in a state that imposes judicial process, which generally increases the amount of time it takes for a foreclosure to be completed, which impacts severity of the claim;
•the credit characteristics in our in-force portfolio, as loans with higher risk characteristics generally result in more delinquencies and claims;
•the size of loans we insure, as loans with relatively higher average loan amounts generally result in higher incurred losses;
•the coverage percentage on insured loans, as loans with higher percentages of insurance coverage generally correlate with higher incurred losses;
•the level and amount of reinsurance coverage maintained with third parties; and
•the distribution of claims over the life of a book. Historically, the first few years after origination have relatively low claims, with claims increasing for several years subsequently and then declining. However, persistency, the condition of the economy, including unemployment and housing prices and other factors can affect this pattern.
Credit Risk Transfer
We use CRT transactions to transfer a portion of our risk to third parties, through both traditional XOL reinsurance and the issuance of MILNs. Our CRT program reduces the volatility of our in-force portfolio and provides capital relief under PMIERs. When we enter into a CRT transaction, the reinsurer receives a premium and, in exchange, insures an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums but also provide capital relief under PMIERs in exchange for a negotiated ceded premium rate. Under certain stress scenarios, our incurred losses are also reduced by any incurred losses ceded in accordance with our reinsurance agreements.
Operating Expenses
Our operating expenses include costs related to the acquisition and ongoing maintenance of our insurance contracts, including sales, underwriting and general operating costs. Acquisition expenses are influenced by the amount of our NIW. Acquisition costs that are related directly to the successful acquisition of new insurance policies, such as underwriting expenses, are deferred and amortized over the life of the underlying insurance policies. These deferred acquisition costs are referred to as “DAC.” The ongoing maintenance expenses of our insurance contracts are generally fixed in nature and include costs such as information technology, finance and legal, among others, including costs allocated from our Parent for certain activities on our behalf. See Note 11 to our consolidated financial statements regarding our related party transactions.

Critical Accounting Estimates
The accounting estimates (including sensitivities) discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. The sensitivities included in this section involve matters that are also inherently uncertain and involve the exercise of significant judgment in selecting the factors and amounts used in the sensitivities. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected in the sensitivities. For all of these accounting estimates, we caution that future events seldom develop as estimated and management’s best estimates often require adjustment.
Loss Reserves
Loss reserves represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (a) losses that have been reported to the insurer; (b) losses related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (c) loss adjustment expenses (“LAE”). Loss adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims. Consistent with U.S. GAAP and industry accounting practices, we do not establish loss reserves for future claims on insured loans that are not in default or believed to be in default.
Estimates and actuarial assumptions used for establishing loss reserves involve the exercise of significant judgment, and changes in assumptions or deviations of actual experience from assumptions can have material impacts on our loss reserves and net income (loss). Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. The sources of uncertainty affecting the estimates are numerous and include factors internal and external to us. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external influences include changes in home prices, unemployment, government housing policies, state foreclosure timeline, general economic conditions, interest rates, tax policy, credit availability and mortgage products. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
We establish reserves to recognize the estimated liability for losses and LAE related to defaults on insured mortgage loans. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. Over time, as the status of the underlying delinquent loans moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserves associated with the potential claims may also increase.
Management monitors actual experience, and where circumstances warrant, will revise its assumptions. Our liability for loss reserves is reviewed regularly, with changes in our estimates of future claims recorded through net income. Estimation of losses are based on historical claim and cure experience and covered exposures and is inherently judgmental. Future developments may result in losses greater or less than the liability for loss reserves provided.

Loss reserves as of December 31, 2021, were $641 million, an increase of $86 million since December 31, 2020. In considering the potential sensitivity of the factors underlying management’s best estimate of our loss reserve, it is possible that even a relatively small change in the estimated claim and severity rates could have a significant impact on loss reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period immediately preceding December 31, 2021, a change of 6 percentage points, or 16%, in the average claim rate would change the gross loss reserve amount for such quarter by approximately $95 million. Likewise, a change of 4 percentage points, or a change of 4%, in the average severity rate would change the gross loss reserve amount for such quarter by approximately $24 million.
Investments
Valuation of Fixed Maturity Securities
Our portfolio of fixed maturity securities was valued at $5,266 million as of December 31, 2021, an increase of $220 million from December 31, 2020.
The methodologies, estimates and assumptions used in valuing our fixed maturity securities evolve over time and are subject to different interpretations, all of which can lead to materially different estimates of fair value. Additionally, because the valuation is based on market conditions at a specific point in time, the period-to-period changes in fair value may vary significantly due to changing interest rates, external macroeconomic and credit market conditions. For example, widening credit spreads will generally result in a decrease, while tightening of credit spreads will generally result in an increase, in the fair value of our fixed maturity securities. As well, during periods of increasing interest rates, the market values of lower-yielding assets will decline. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Sensitivity Analysis—Interest Rate Risk” for the impact of hypothetical changes in interest rates on our investments portfolio.
Our portfolio of fixed maturity securities comprises primarily investment grade securities, which are carried at fair value. Estimates of fair values for fixed maturity securities are obtained primarily from industry-standard pricing methodologies utilizing market observable inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Based on the market observability of the inputs used in estimating the fair value, the pricing level is assigned.
See Notes 2, 3 and 4 to our consolidated financial statements for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.
Allowance for Credit Losses on Available-For-Sale Securities
As of each balance sheet date, we evaluate fixed maturity securities in an unrealized loss position for changes to the allowance for credit losses. Determining the value of the unrealized losses is dependent on the same methodologies and assumptions used in our valuation of fixed maturity securities. We also consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. There is no recorded allowance for credit losses on available-for-sale securities as of December 31, 2021.
See Note 2 and 3 to our consolidated financial statements for additional information related to the allowance for credit losses on fixed maturity securities.
Investment in Unconsolidated Affiliate
Prior to December 12, 2019, we held 14.1 million, or approximately 16.4%, of the outstanding common shares of Genworth MI Canada Inc. (“Genworth Canada”), a publicly traded company on the

Toronto Stock Exchange. We concluded that we had significant influence over Genworth Canada primarily due to board representation, and therefore, classified our investment in Genworth Canada as an equity method investment.
We elected to account for the investment in Genworth Canada under the fair value option because the investment had a readily determinable fair value. Accordingly, the investment was recorded at fair value, and changes in the fair value of the investment for each reporting period were recorded in the consolidated statements of income. The change in fair value of the investment in Genworth Canada, including dividends and the sale of common shares, was $127.4 million in 2019 and was included within change in fair value of unconsolidated affiliate in the consolidated statements of income, net of provision for income taxes of $12.1 million in 2019.
On December 12, 2019, we completed the sale of our investment in Genworth Canada to an affiliate of Brookfield Business Partners L.P. and received approximately $501.8 million in net cash proceeds.
Revenue Recognition
The majority of our insurance contracts have recurring monthly premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the policy life. A portion of the revenue from single premium policies is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the estimated expiration of risk of the policy. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. For borrower-paid mortgage insurance, coverage ceases at the earlier of prepayment, or when the original principal is amortized to a 78% loan-to-value ratio in accordance with the Homeowners Protection Act of 1998. Variation in cancellation rates and projected losses are inputs into our premium recognition models, causing uncertainty within our estimates.
We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment on a retrospective basis in current period net income. These reviews include the consideration of recent and projected loss and policy cancellation experience, and adjustments to the estimated earnings patterns are made, if warranted. In 2019, the review resulted in an increase in earned premiums of $13.7 million.
Unearned premium was $246 million as of December 31, 2021, a decrease of $61 million compared to December 31, 2020. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates, persistency and our market share, all of which could impact new insurance written. For example, a decline in primary new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $4 million in the first full year. Likewise, if primary persistency rates declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $88 million during the first full year, partially offset by higher policy cancellations in our single premium products. These reductions in earned premiums could be potentially offset by lower reserves due to policies no longer being in-force.

Trends and Conditions
The United States economy and consumer confidence continued to improve during 2021. The unemployment rate has continued to decrease since the beginning of the pandemic and was 3.9% in December 2021. While this is elevated compared to the pre-pandemic level of 3.5% in February 2020, it has steadily decreased from a peak of 14.8% in April 2020. Even after the continued recovery in 2021, the number of unemployed Americans stands at approximately 6.3 million, which is 0.6 million higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to 0.8 million from a peak of 18 million in April 2020, and the number of permanent job losses decreased to approximately 1.7 million. In addition, the number of long term unemployed over 26 weeks has continued to decrease since March 2021, falling to approximately 2.0 million in December 2021.
Mortgage origination activity remained robust, fueled by strong home sales and refinancing, and home prices continued to climb, increasing our average loan amount on new insurance written to $305 thousand for 2021 from $276 thousand for the year. Interest rates remained low throughout 2021, but they ended the year slightly higher than 2020. Housing affordability declined as of November 2021 compared to one year ago due to rising home prices modestly offset by the low interest rate environment and rising median family income according to the National Association of Realtors Housing Affordability Index, but it remains above a level that a family with a median income can afford a median-priced home.
FHFA and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. Among other things, FHFA directed the GSEs to submit Equitable Housing Plans by the end of 2021 to identify and address barriers to sustainable housing opportunities to advance equity in housing finance. Any new practices or programs subsequently implemented under the GSEs’ Equitable Housing Plans or other affordability initiatives may impact the fees, underwriting and servicing standards on mortgage loans purchased by the GSEs.
In January 2022, the FHFA introduced new upfront fees for some high-balance and second-home loans sold to Fannie Mae and Freddie Mac. Upfront fees for high balance loans will increase between 0.25% and 0.75%, tiered by loan-to-value ratio. For second home loans, the upfront fees will increase between 1.125% and 3.875%, also tiered by loan-to-value ratio. The new pricing framework will take effect April 1, 2022. We do not anticipate this will significantly impact the mortgage insurance market or our growth projections.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act requires mortgage servicers to provide up to 180 days of forbearance for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to COVID-19. Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. In addition, on February 25, 2021, the FHFA announced that borrowers with a mortgage backed by the GSEs who are in an active COVID-19 forbearance plan as of February 28, 2021, may request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended 2021 with approximately 2.3% or 21,899 of our active primary policies reported in a forbearance plan, of which approximately 47% were reported as delinquent. It is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.
The foreclosure moratorium for mortgages that are purchased by the GSEs expired on July 31, 2021. However, on June 28, 2021 the Consumer Financial Protection Bureau (“CFPB”) issued a final rule to amend Regulation X of the Real Estate Settlement Procedures Act effective August 31, 2021, to assist mortgage borrowers affected by the COVID-19 emergency. The final rule establishes temporary procedural changes that require a loss mitigation review prior to a servicer’s first notice or foreclosure filing on certain mortgages. On June 29, 2021, the FHFA announced that servicers were immediately prohibited from making a first notice or foreclosure filing for mortgages backed by the GSEs before they were formally prohibited by the CFPB Regulation X Final Rule that took effect on August 31, 2021. These announcements generally prohibited servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021.
The pandemic continued to affect our financial results in 2021 but to a lesser extent than in 2020 as we experienced elevated, but declining, servicer reported forbearance. New delinquencies decreased during 2021, and the annual new delinquency rate of 3.5% in 2021 was consistent with pre-pandemic levels.
Despite continued economic recovery through 2021, the full impact of COVID-19 and its ancillary economic effects on our future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. While we continue to monitor regulatory and government actions and the resolution of forbearance delinquencies, it is possible the pandemic could have a significant adverse impact on our future results of operations and financial condition.
Private mortgage insurance market penetration (“market penetration”) and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On December 17, 2020, the FHFA published the Enterprise Capital Framework, which includes significantly higher regulatory capital requirements for the GSEs over current requirements. However, on September 15, 2021, the FHFA announced a Notice of Proposed Rulemaking to amend the Enterprise Capital Framework, including technical corrections to provisions that were published on December 17, 2020. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. In conjunction with preparing to release the GSEs from conservatorship, on January 14, 2021, the FHFA and the Treasury Department agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value (“LTV”) ratios above 90%. However, on September 14, 2021, the FHFA and Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions terminate on the later of one year after September 14, 2021, or six months after the Treasury Department notifies the GSEs of termination. The limit on the number of mortgages with two or more risk factors was based on the market size at the time, and we do not expect any material impact to the private mortgage market in the near term.
The CFPB’s Qualified Mortgage (“QM”) regulations also include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet certain requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the CFPB rule defining what constitutes a QM (the “QM Rule”). On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the amended QM Rule until October 1, 2022. As provided under the final rule, the prior 43% debt-to-income-based QM Rule definition, the new price-based average prime offer rate (“APOR”) definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, the GSEs issued notices stating that due to the requirements of the PSPAs they would only acquire loans that meet the new price-based APOR definition set forth under the amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43% Debt-to-Income (“DTI”) based QM Rule definition and the QM Patch will continue to qualify under the new price-based APOR definition, and therefore, we expect little impact from this change. For more information about the potential future impact, see “Item 1A. Risk Factors—Risks Relating to Our Business—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition” and “Item 1A. Risk Factors—Risks Relating to Our Business—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected”.
New insurance written of $97.0 billion in 2021 decreased 3% compared to 2020 primarily due to lower estimated private mortgage insurance market in the current year. The year-over-year decrease in estimated private mortgage insurance available market was primarily driven by lower refinance originations.
Our primary persistency increased to 62% during 2021 compared to 59% during 2020 but remained below historic levels of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. Low persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force growth from new insurance written, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of our existing reinsurance transactions reducing their associated Private Mortgage Insurer Eligibility Requirements (“PMIERs”) capital credit and shifting the concentration of our primary IIF to more recent years of policy origination. As of December 31, 2021, our primary insurance in-force has approximately 5% concentration in 2014 and prior book years. More specifically, our 2005 through 2008 book year concentration is approximately 3%. In contrast, our 2020 book year represents 31% of our primary insurance in-force concentration while our 2021 book year is 40% as of December 31, 2021.
The U.S. private mortgage insurance industry is highly competitive. Our market share is influenced by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. Since our IPO, we have held discussions with customers that in recent years, have not sent us new business. During the fourth quarter of 2021, we reactivated our relationship with a key customer, and we continued to deepen existing relationships and develop new ones. We continue to manage the quality of new business through pricing and our underwriting guidelines, which are modified from time to time when circumstances warrant. We see the market and underwriting conditions, including the pricing environment, as being well within our risk adjusted return appetite enabling us to write new business at attractive returns. Ultimately, we expect our new insurance written with its strong credit profile and attractive pricing to positively contribute to our future profitability and return on equity.
Net earned premiums increased in 2021 compared to 2020 primarily from insurance in force growth, partially offset by the continued lapse of older, higher priced policies, a decrease in single premium cancellations and higher ceded premiums as the use of credit risk transfer increased in 2021. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 but remains elevated compared to pre-COVID-19 levels. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through 2021 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim (“claim rate”) for these loans. As a result of COVID-19, certain state insurance regulators required or requested the provision of grace periods of varying lengths to insureds in the event of non-payment of premium. Regulators differed greatly in their approaches but generally focused on the avoidance of cancellation of coverage for non-payment. While most of these requirements and requests have lapsed, it is possible that some or all of them could be re-issued in the event of declarations of new states of emergency that might result from worsening pandemic conditions. We currently comply with all state regulatory requirements. If timely payment is not made, future premiums could decrease and the certificate of insurance could be subject to cancellation after 60 days, or such longer time as required under applicable law.
Our loss reserves continue to be impacted by COVID-19. Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job, have taken advantage of available forbearance programs and payment deferral options. During the peak of the pandemic, we experienced elevated new delinquencies subject to forbearance plans which may ultimately cure at a higher rate than traditional delinquencies. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, we initially leveraged our prior hurricane experience and have recently layered in cure activity from COVID-19 related delinquencies as considerations in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19. Approximately 42% of our primary new delinquencies in 2021 were subject to a forbearance plan as compared to 66% in 2020 and less than 5% in recent quarters prior to COVID-19.
The severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance timeline, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated, in part, by further home price appreciation. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
Our loss ratio for the year ended December 31, 2021, was 13% as compared to 39% for the year ended December 31, 2020. The decrease was largely from lower new delinquencies from the improving economy and net favorable reserve adjustments related to pre-COVID-19 delinquencies in 2021 compared to reserve strengthening in 2020. New primary delinquencies were 32,624 in 2021 compared 85,074 in 2020. We recorded $65 million of reserve strengthening in 2020 primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity while releasing reserves of $22 million in 2021. In determining the loss expense estimate during 2021, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience and the ongoing economic impact due to the pandemic.
GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.3 as of December 31, 2021 and 2020. GMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. During 2020, the GSEs issued several amendments to PMIERs. The December 4, 2020, version extended the application of reduced PMIERs capital factors to each non-performing loan that had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021, and extended the capital preservation period from March 31, 2021, to June 30, 2021. On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued on December 4,

2020. The June 30, 2021, version allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021, to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remained in forbearance. The June 30, 2021, version also extended the capital preservation period through December 31, 2021, with certain exceptions, as described below.
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020, and prior to April 1, 2021, or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposed temporary capital preservation provisions through December 31, 2021, that require an approved insurer to meet certain PMIERs minimum required assets buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. In addition, the PMIERs Amendment imposes permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. for two consecutive quarters and (b) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:
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
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth were to own 50% or less of Enact Holdings at any point prior to their expiration. We understand that Genworth’s current plans do not include a potential sale in which Genworth owns less than 80% of Enact Holdings. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $252 million.

As of December 31, 2021, we had estimated available assets of $5,077 million against $3,074 million net required assets under PMIERs compared to available assets of $4,588 million against $3,359 million net required assets as of December 31, 2020. The sufficiency ratio as of December 31, 2021, was 165% or $2,003 million above the published PMIERs requirements, compared to 137% or $1,229 million above the published PMIERs requirements as of December 31, 2020. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on our business. The increase in the PMIERs sufficiency was driven by CRT transactions. During 2021, we executed a series of credit risk transfer transactions including a series of MILNs and an XOL treaty. Credit risk transfer transactions provided an aggregate of approximately $1,404 million of PMIERS capital credit as of December 31, 2021 compared to $936 million as of December 2020. This was coupled with elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies, partially offset by elevated new insurance written. Our PMIERs required assets as of December 31, 2021, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $390 million of benefit to our December 31, 2021, PMIERs required assets. This amount is gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On January 27, 2022, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which will provide up to $294 million of reinsurance coverage on a portion of current and expected new insurance written for the 2022 book year, effective January 1, 2022.
EHI announced and paid a dividend of $200 million during the fourth quarter of 2021. We believe this was an important milestone as we work to restart the return of capital to stockholders. We are in the process of evaluating our capital return objectives for 2022 which includes an assessment of holding company liquidity and financial flexibility. We expect a component of our capital return plan to include the initiation of a regular, common dividend to Company stockholders around mid-year 2022. In addition to this dividend, we will continue to evaluate the potential for an incremental return of capital based on our ongoing business performance and a review of the macroeconomic conditions and regulatory landscape.

Results of Operations and Key Metrics
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table sets forth our consolidated results for the periods indicated:

	Year ended December 31,		Increase (decrease) and percentage change
(Amounts in thousands)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$974,949	$971,365	$3,584	—%
Net investment income	141,189	132,843	8,346	6%
Net investment gains (losses)	(2,124)	(3,324)	1,200	(36)%
Other income	3,841	5,575	(1,734)	(31)%
Total revenues	1,117,855	1,106,459	11,396	1%
Losses and expenses:
Losses incurred	125,473	379,834	(254,361)	(67)%
Acquisition and operating expenses, net of deferrals	231,453	215,024	16,429	8%
Amortization of deferred acquisition costs and intangibles	14,704	20,939	(6,235)	(30)%
Interest expense	51,009	18,244	32,765	180%
Total losses and expenses	422,639	634,041	(211,402)	(33)%
Income before income taxes	695,216	472,418	222,798	47%
Provision for income taxes	148,531	101,997	46,534	46%
Net income	$546,685	$370,421	$176,264	48%
Loss ratio (1)	13%	39%
Expense ratio (2)	25%	24%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.

Revenues
Premiums increased mainly attributable to higher IIF partially offset by continued lapse of our in-force portfolio as older, higher priced policies continued to lapse in the current low interest rate environment, lower single premium cancellations and higher ceded premiums from reinsurance transactions executed in 2021.
Net investment income increased primarily from higher average invested assets in the current year and higher income from bond calls, partially offset by lower investment yields in 2021.
Net investment losses in the current year were primarily driven by credit losses related to corporate available-for-sale fixed maturity securities and realized losses from the sale of fixed maturity securities. Net investment losses in the prior year were largely from impairments and net losses from the sale of fixed maturity securities.

Other income primarily includes underwriting fee revenue charged on a per-unit or per-diem basis, as defined in the underwriting agreement. Other income decreased primarily due to lower contract underwriting revenue.
Losses and expenses
Losses incurred decreased largely from lower new delinquencies from the improving economy and favorable development related to pre-COVID-19 claim years, compared to unfavorable reserve adjustments in the prior year as a result of COVID-19. New primary delinquencies were 32,624 in 2021 compared to 85,074 in 2020. During 2021, we recorded a $22 million reserve release related to pre-COVID-19 claim years. In 2020 we strengthened existing reserves by $65 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.
The following table shows incurred losses related to current and prior accident years for the year ended December 31:

(Amounts in thousands)	2021	2020
Losses and LAE incurred related to current accident year	$141,225	$364,548
Losses and LAE incurred related to prior accident years	(15,822)	16,202
Total incurred (1)	$125,403	$380,750
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to strategic transaction preparation costs, higher corporate overhead and a one-time restructuring charge partially offset by lower volume-related operating costs.
Amortization of DAC and intangibles decreased primarily due to accelerated DAC amortization of $6 million in the prior year driven by elevated lapses.
The expense ratio increased mainly driven by $7 million of strategic transaction preparation costs and a one-time restructuring charge of $3 million, coupled with higher compensation and operating costs. The strategic transaction preparation costs and restructuring costs increased the expense ratio by approximately 1 point.
Interest expense increased in the current year related to our 2025 Senior Notes issued in August 2020. For additional details see Note 7 to our consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.4% and 21.6% for the years ended December 31, 2021 and 2020, respectively, consistent with the United States corporate federal income tax rate.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents our consolidated results for the periods indicated:

	Year ended December 31,		Increase (decrease) and percentage change
(Amounts in thousands)	2020	2019	2020 vs. 2019
Revenues:
Premiums	$971,365	$856,976	$114,389	13%
Net investment income	132,843	116,927	15,916	14%
Net investment gains (losses)	(3,324)	718	(4,042)	(563)%
Other income	5,575	4,232	1,343	32%
Total revenues	1,106,459	978,853	127,606	13%
Losses and expenses:
Losses incurred	379,834	49,850	329,984	662%
Acquisition and operating expenses, net of deferrals	215,024	195,768	19,256	10%
Amortization of deferred acquisition costs and intangibles	20,939	15,065	5,874	39%
Interest expense	18,244	—	18,244	NM (1)
Total losses and expenses	634,041	260,683	373,358	143%
Income before income taxes and change in fair value of unconsolidated affiliate	472,418	718,170	(245,752)	(34)%
Provision for income taxes	101,997	155,832	(53,835)	(35)%
Income before change in fair value of unconsolidated affiliate	370,421	562,338	(191,917)	(34)%
Change in fair value of unconsolidated affiliate, net of taxes	—	115,290	(115,290)	(100)%
Net income	$370,421	$677,628	$(307,207)	(45)%
Loss ratio (2)	39%	6%
Expense ratio (3)	24%	25%
_______________
(1)Not measurable.
(2)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(3)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
Revenues
Premiums increased mainly attributable to higher IIF and higher policy cancellations in our single premium mortgage insurance product driven largely by higher mortgage refinancing, partially offset by lower average premium rates in 2020. The year ended December 31, 2019 also included a favorable adjustment of $14 million related to our single premium earnings pattern review driven by our revised assessment of recent claim and cancellation experience and the refinement of loan attributes.
Net investment income increased primarily due to higher average invested assets partially offset by lower investment yields in 2020.

Net investment losses in 2020 were primarily driven by impairments and net losses from the sale of fixed maturity securities. Net investment gains in 2019 were largely from net gains from the sale of fixed maturity securities.
Other income primarily includes underwriting fee revenue charged on a per-unit or per-diem basis, as defined in the underwriting agreement. Other income increased primarily due to higher contract underwriting revenue from a larger mortgage insurance market.
Losses and expenses
Losses incurred increased largely from new delinquencies driven primarily by a significant increase in borrower forbearance as a result of COVID-19 and strengthening of existing reserves of $65 million in 2020 primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. We also experienced lower net benefits from cures and aging of existing delinquencies in 2020. Included in 2019 were favorable reserve adjustments of $23 million mostly associated with lower expected claim rates. Our loss ratio increased primarily from higher losses, partially offset by higher net earned premiums in 2020.
The following table shows incurred losses related to current and prior accident years for the years ended December 31:

(Amounts in thousands)	2020	2019
Losses and LAE incurred related to current accident year	$364,548	$105,734
Losses and LAE incurred related to prior accident years	16,202	(55,917)
Total incurred (1)	$380,750	$49,817
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, increased primarily driven by higher acquisition costs mainly driven by increased NIW in 2020 and higher information technology and other expenses due to continued investment in modernization of the business.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized and capitalized software. Amortization of DAC and intangibles increased primarily due to accelerated DAC amortization of $6 million driven by elevated lapses in 2020.
Our expense ratio decreased slightly primarily from higher earned premiums, mostly offset by higher acquisition and operating expenses and higher DAC amortization in 2020.
Interest expense in 2020 relates to our 2025 Senior Notes issued in August 2020.
Provision for income taxes
The effective tax rate was 21.6% and 21.7% for the years ended December 31, 2020 and 2019, respectively, consistent with the United States corporate federal income tax rate.
Change in fair value of unconsolidated affiliate, net of taxes
Change in fair value of unconsolidated affiliate consists of the change in the fair value of our previously held investment in Genworth Canada, which also includes dividends and the sale of common shares, net of taxes. The decrease was driven by the sale of our investment in Genworth Canada, which closed on December 12, 2019. See Note 3 to our consolidated financial statements for additional information.

Use of Non-GAAP Measures
We use a non-U.S. GAAP (“non-GAAP”) financial measure entitled “adjusted operating income.” This non-GAAP financial measure aligns with the way our business performance is evaluated by both management and by our board of directors. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although “adjusted operating income” is a non-GAAP financial measure, for the reasons discussed above we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our chief operating decision maker, uses “adjusted operating income” as the primary measure to evaluate the fundamental financial performance of our business and to allocate resources.
“Adjusted operating income” is defined as U.S. GAAP net income excluding the effects of (i) net investment gains (losses), (ii) change in fair value of unconsolidated affiliate and (iii) Restructuring costs and infrequent or unusual non-operating items.
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
(ii)Change in fair value of unconsolidated affiliate—The change in fair value of our previously held investment in Genworth Canada could vary significantly across periods and was highly dependent on the performance of the Canadian housing market and Genworth Canada’s operating results. We managed the investment in Genworth Canada separately from our remaining investments portfolio through and up until the sale of our ownership interest in Genworth Canada in December 2019. Prior to the sale, we did not view the results of our investment in Genworth Canada as part of our fundamental operating activities. Therefore, this item is excluded from our calculation of adjusted operating income. Additionally, given the divestiture of Genworth Canada on December 12, 2019, we will no longer have any impact from Genworth Canada in our financial statements going forward.
(iii)Restructuring costs and infrequent or unusual non-operating items are also excluded from adjusted operating income if, in our opinion, they are not indicative of overall operating trends.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).

The following table includes a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in thousands)	2021	2020	2019
Net income	$546,685	$370,421	$677,628
Adjustments to net income:
Net investment (gains) losses	2,124	3,324	(718)
Costs associated with reorganization	2,744	—	—
Change in fair value of unconsolidated affiliate	—	—	(127,397)
Taxes on adjustments	(1,022)	(698)	12,259
Adjusted operating income	$550,531	$373,047	$561,772
We recorded a pre-tax expense of $2.7 million for the year ended December 31, 2021, related to restructuring costs as we evaluate and appropriately size our organizational needs and expenses.
Adjusted operating income increased in 2021 compared to 2020 primarily attributable to lower losses mainly from lower new delinquencies from the improving economy and net favorable reserve adjustments in 2021 compared to unfavorable reserve adjustments in 2020, partially offset by interest expense associated with senior notes issued in August 2020 and higher operating costs in the current year.
Adjusted operating income decreased in 2020 compared to 2019 primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance as a result of COVID-19, reserve strengthening of $51 million on existing delinquencies and from lower net benefits from cures and aging of existing delinquencies in 2020. These decreases were partially offset by higher premiums largely driven by higher IIF and an increase in policy cancellations in our single premium mortgage insurance product primarily due to higher mortgage refinancing in 2020. The year ended December 31, 2019 included favorable reserve adjustments of $18 million mostly associated with lower expected claim rates and a favorable adjustment of $11 million related to our single premium earnings pattern review.
The change in fair value of the investment in Genworth Canada was $127.4 million for the year ended December 31, 2019, and is included within change in fair value of unconsolidated affiliate in the consolidated statements of income, net of provision (benefit) for income taxes of $12.1 million. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.
The following table sets forth selected operating performance measures on a primary basis as of or for the years ended December 31:

(Dollar amounts in millions)	2021	2020	2019
New insurance written	$97,004	$99,871	$62,431
Primary insurance in-force (1)	$226,514	$207,947	$181,785
Primary risk in-force	$56,881	$52,475	$46,246
Persistency rate	62%	59%	76%
Policies in-force (count)	937,350	924,624	851,070
Delinquent loans (count)	24,820	44,904	16,392
Delinquency rate	2.65%	4.86%	1.93%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure. Original loan balances are primarily used to determine premiums.
New insurance written
NIW for the year ended December 31, 2021 decreased 3% compared to 2020 primarily due to a smaller estimated private mortgage insurance market resulting in lower refinancing originations, partially offset by higher mortgage purchase originations. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the years ended December 31:

(Amounts in millions)	2021		2020		2019
Primary	$97,004	100%	$99,871	100%	$62,431	100%
Pool	—	—	—	—	—	—
Total	$97,004	100%	$99,871	100%	$62,431	100%
The following table presents primary NIW by underlying type of mortgage for the years ended December 31:

(Amounts in millions)	2021		2020		2019
Purchases	$76,915	79%	$67,183	67%	$50,267	81%
Refinances	20,089	21	32,688	33	12,164	19
Total	$97,004	100%	$99,871	100%	$62,431	100%
The following table presents primary NIW by policy payment type for the years ended December 31:

(Amounts in millions)	2021		2020		2019
Monthly	$89,115	92%	$90,147	90%	$54,666	88%
Single	7,554	8	9,251	9	7,047	11
Other	335	—	473	1	718	1
Total	$97,004	100%	$99,871	100%	$62,431	100%

The following table presents primary NIW by FICO score for the years ended December 31:

(Amounts in millions)	2021		2020		2019
Over 760	$42,391	44%	$41,584	42%	$24,805	40%
740-759	15,067	16	16,378	16	10,624	17
720-739	12,911	13	14,305	14	9,154	15
700-719	11,069	11	12,193	12	7,888	13
680-699	8,457	9	8,813	9	5,851	9
660-679 (1)	4,167	4	3,846	4	2,204	3
640-659	2,173	2	1,955	2	1,338	2
620-639	765	1	796	1	567	1
<620	4	—	1	—	—	—
Total	$97,004	100%	$99,871	100%	$62,431	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the years ended December 31:

(Amounts in millions)	2021		2020		2019
95.01% and above	$12,064	12%	$11,625	11%	$9,652	15%
90.01% to 95.00%	36,597	38	42,753	43	26,961	43
85.01% to 90.00%	30,717	32	28,750	29	17,874	29
85.00% and below	17,626	18	16,743	17	7,944	13
Total	$97,004	100%	$99,871	100%	$62,431	100%
The following table presents primary NIW by DTI ratio for the years ended December 31:

(Amounts in millions)	2021		2020		2019
45.01% and above	$14,979	15%	$13,672	14%	$13,587	22%
38.01% to 45.00%	32,946	34	35,729	36	21,354	34
38.00% and below	49,079	51	50,470	50	27,490	44
Total	$97,004	100%	$99,871	100%	$62,431	100%
Insurance in-force and Risk in-force
IIF increased largely from NIW, partially offset by lapses and cancellations as we experienced lower persistency during the current year. Primary persistency was 62% and 59% for the years ended December 31, 2021 and 2020, respectively. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	December 31, 2021		December 31, 2020		December 31, 2019
Primary IIF	$226,514	100%	$207,947	100%	$181,785	99%
Pool IIF	641	—	883	—	1,084	1%
Total IIF	$227,155	100%	$208,830	100%	$182,869	100%
Primary RIF	$56,881	100%	$52,475	100%	$46,246	100%
Pool RIF	105	—	146	—	188	—
Total RIF	$56,986	100%	$52,621	100%	$46,434	100%
The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2021		December 31, 2020		December 31, 2019
2004 and prior	$541	—%	$708	—%	$865	1%
2005 to 2008	7,655	3	10,614	5	13,775	8
2009 to 2013	1,404	1	3,030	2	5,656	3
2014	1,965	1	3,699	2	6,269	3
2015	4,488	2	7,887	4	13,109	7
2016	8,997	4	15,385	7	24,807	14
2017	8,962	4	16,289	8	27,839	15
2018	9,263	4	17,235	8	30,589	17
2019	21,730	10	39,463	19	58,876	32
2020	69,963	31	93,637	45	—	—
2021	91,546	40	—	—	—	—
Total	$226,514	100%	$207,947	100%	$181,785	100%
The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2021		December 31, 2020		December 31, 2019
2004 and prior	$154	—%	$202	—%	$247	—%
2005 to 2008	1,958	3	2,716	5	3,523	8
2009 to 2013	370	1	832	2	1,572	3
2014	534	1	999	2	1,693	4
2015	1,197	2	2,104	4	3,471	8
2016	2,388	4	4,063	8	6,427	14
2017	2,324	4	4,180	8	7,091	15
2018	2,330	4	4,322	8	7,655	17
2019	5,454	10	9,840	19	14,567	31
2020	17,574	31	23,217	44	—	—
2021	22,598	40	—	—	—	—
Total	$56,881	100%	$52,475	100%	$46,246	100%

The following table presents the development of primary IIF for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Beginning balance	$207,947	$181,785	$157,103
NIW	97,004	99,871	62,431
Cancellations, principal repayments and other reductions (1)	(78,437)	(73,709)	(37,749)
Ending balance	$226,514	$207,947	$181,785
_____________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2021		December 31, 2020		December 31, 2019
95.01% and above	$35,455	16%	$34,520	17%	$32,502	18%
90.01% to 95.00%	95,149	42	92,689	45	83,189	46
85.01% to 90.00%	64,549	28	56,341	27	49,305	27
85.00% and below	31,361	14	24,397	11	16,789	9
Total	$226,514	100%	$207,947	100%	$181,785	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2021		December 31, 2020		December 31, 2019
95.01% and above	$9,907	17%	$9,279	18%	$8,365	18%
90.01% to 95.00%	27,608	49	26,774	51	23,953	52%
85.01% to 90.00%	15,644	27	13,562	26	11,933	26%
85.00% and below	3,722	7	2,860	5	1,995	4%
Total	$56,881	100%	$52,475	100%	$46,246	100%
The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2021		December 31, 2020		December 31, 2019
Over 760	$89,982	40%	$78,488	38%	$69,129	38%
740-759	35,874	16	33,635	16	29,961	16
720-739	31,730	14	30,058	14	26,184	14
700-719	27,359	12	25,870	12	21,567	12
680-699	21,270	9	20,140	10	16,935	9
660-679 (1)	10,549	5	9,819	5	8,504	5
640-659	6,124	3	5,935	3	5,379	3
620-639	2,783	1	2,902	1	2,794	2
<620	843	—	1,100	1	1,332	1
Total	$226,514	100%	$207,947	100%	$181,785	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2021		December 31, 2020		December 31, 2019
Over 760	$22,489	40%	$19,691	37%	$17,606	38%
740-759	9,009	16	8,497	16	7,685	17
720-739	8,055	14	7,673	15	6,717	14
700-719	6,907	12	6,579	12	5,464	12
680-699	5,334	9	5,100	10	4,286	9
660-679 (1)	2,638	5	2,442	5	2,113	5
640-659	1,530	3	1,472	3	1,322	3
620-639	702	1	737	1	709	1
<620	217	—	284	1	344	1
Total	$56,881	100%	$52,475	100%	$46,246	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
Delinquent loans and claims
Our delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, our master policies require an insured to notify us of a delinquency if the borrower fails to make two consecutive monthly mortgage payments prior to the due date of the next mortgage payment. We generally consider a loan to be delinquent and establish required reserves after the insured notifies us that the borrower has failed to make two scheduled mortgage payments. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness/death, inability to manage credit, falling home prices and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification, or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under our policy. The following table shows a roll forward of the number of primary loans in default for the years ended December 31:

(Loan count)	2021	2020	2019
Number of delinquencies, beginning of period	44,904	16,392	16,860
New defaults	32,624	85,074	33,236
Cures	(51,626)	(55,396)	(31,363)
Claims paid	(1,050)	(1,148)	(2,323)
Rescissions and claim denials	(32)	(18)	(18)
Number of delinquencies, end of period	24,820	44,904	16,392
The following table sets forth changes in our direct primary case loss reserves for the years ended December 31:

(Amounts in thousands) (1)	2021	2020	2019
Loss reserves, beginning of period	$516,863	$204,749	$262,171
Claims paid	(32,816)	(52,389)	(103,578)
Increase in reserves	122,055	364,503	46,156
Loss reserves, end of period	$606,102	$516,863	$204,749
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%
Total	24,820	$606	$1,409	43%

	December 31, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,484	$43	$549	8%
4 - 11 payments	30,324	331	1,853	18%
12 payments or more	4,096	143	204	70%
Total	44,904	$517	$2,606	20%

	December 31, 2019
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,618	$28	$386	7%
4 - 11 payments	4,876	78	225	35%
12 payments or more	2,898	99	146	68%
Total	16,392	$205	$757	27%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total increase in reserves as a percentage of RIF as of December 31, 2021 compared to December 31, 2020 was primarily driven by higher reserves in relation to a decrease in delinquent RIF. Delinquent RIF decreased mainly from lower total delinquencies as cures outpaced new delinquencies in 2021, while reserves increased in the current year primarily from new delinquencies, partially offset by net favorable reserve adjustments related to pre-COVID-19 delinquencies.
As of December 31, 2021, we have experienced an increase in loans that are delinquent for 12 months or more due in large part to borrowers entering a forbearance plan over a year ago driven by COVID-19. Our current reserve estimate assumes that remaining delinquencies will have a higher likelihood of going to claim given foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process. Forbearance plans may be extended up to 18 months, therefore, we could experience elevated delinquencies in this aged category during 2022. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.
The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 103%, 106% and 112% for the years ended December 31, 2021, 2020 and 2019, respectively. The average claim severities do not include the effects of agreements on non-performing loans.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender. The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	11%	12%	3.17%
Texas	8	8	2.89%
Florida (1)	7	9	2.97%
New York (1)	5	12	3.80%
Illinois (1)	5	6	3.09%
Michigan	4	2	1.87%
Arizona	4	2	2.31%
North Carolina	3	2	2.18%
Pennsylvania (1)	3	3	2.38%
Washington	3	3	2.98%
All Other States (2)	47	41	2.46%
Total	100%	100%	2.65%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2020:

	Percent of RIF	Percent of total reserves	Delinquency rate
By State:
California	11%	11%	6.20%
Texas	8	8	5.82%
Florida (1)	7	10	6.92%
Illinois (1)	5	6	5.21%
New York (1)	5	11	6.92%
Michigan	4	2	2.93%
Washington	4	3	5.37%
Pennsylvania (1)	4	3	4.11%
North Carolina	4	2	3.84%
Arizona	3	2	4.54%
All other states (2)	45	42	4.32%
Total	100%	100%	4.86%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.
The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2019:

	Percent of RIF	Percent of total reserves	Delinquency rate
By State:
California	11%	6%	1.42%
Texas	7	5	2.02%
Florida (1)	6	11	2.13%
New York (1)	5	16	2.98%
Illinois (1)	5	6	2.25%
Washington	4	2	1.10%
Michigan	4	2	1.43%
Pennsylvania (1)	4	4	2.12%
North Carolina	4	2	1.79%
Ohio	3	3	1.87%
All other states (2)	47	43	1.92%
Total	100%	100%	1.93%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	3.68%
Phoenix, AZ MSA	3	2	2.36%
New York, NY MD	3	8	5.32%
Atlanta, GA MSA	2	3	3.28%
Washington-Arlington, DC MD	2	2	2.96%
Houston, TX MSA	2	3	3.61%
Riverside-San Bernardino CA MSA	2	2	3.42%
Los Angeles-Long Beach, CA MD	2	3	3.95%
Dallas, TX MD	2	2	2.31%
Nassau County, NY MD	2	4	5.55%
All Other MSAs/MDs	77	67	2.44%
Total	100%	100%	2.65%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2020:

	Percent of RIF	Percent of total reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	6.36%
Phoenix, AZ MSA	3	2	4.63%
New York, NY MD	3	8	10.25%
Atlanta, GA MSA	2	3	6.68%
Washington-Arlington, DC MD	2	2	6.09%
Houston, TX MSA	2	3	7.59%
Riverside-San Bernardino, CA MSA	2	2	7.08%
Los Angeles-Long Beach, CA MD	2	2	7.57%
Dallas, TX MD	2	2	5.10%
Seattle-Bellevue, WA MD	2	2	6.33%
All other MSAs/MDs	77	70	4.43%
Total	100%	100%	4.86%

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2019:

	Percent of RIF	Percent of total reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.50%
New York, NY MD	3	10	3.68%
Phoenix, AZ MSA	2	1	1.38%
Atlanta, GA MSA	2	2	2.14%
Washington-Arlington, DC MD	2	1	1.47%
Houston, TX MSA	2	2	2.62%
Los Angeles-Long Beach, CA MD	2	1	1.35%
Seattle-Bellevue, WA MD	2	1	0.98%
Riverside-San Bernardino, CA MSA	2	2	2.08%
Nassau County-Suffolk County, NY Metro Division	2	5	3.47%
All other MSAs/MDs	78	70	1.86%
Total	100%	100%	1.93%
The frequency of delinquencies often does not correlate directly with the number of claims received because delinquencies may cure. The rate at which delinquencies cure is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether a delinquency leads to a claim correlates highly with the borrower’s equity at the time of delinquency, as it influences the borrower’s willingness to continue to make payments, the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan, and the borrower’s financial ability to continue making payments. When we receive notice of a delinquency, we use our proprietary model to determine whether a delinquent loan is a candidate for a modification. When our model identifies such a candidate, our loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure sale and deed-in-lieu. These loss mitigation efforts often are an effective way to reduce our claim exposure and ultimate payouts.

The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2004 and prior	—%	2%	13.24%	3.61%
2005 to 2008	3	22	10.23%	18.36%
2009 to 2013	1	2	5.54%	0.74%
2014	1	3	5.51%	0.99%
2015	2	5	4.24%	1.04%
2016	4	8	3.69%	1.16%
2017	4	10	4.78%	1.56%
2018	4	13	5.93%	1.88%
2019	10	19	3.89%	1.68%
2020	31	14	1.50%	1.14%
2021	40	2	0.37%	0.36%
Total portfolio	100%	100%	2.65%	4.42%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.
The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2020:

	Percent of RIF	Percent of total reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2004 and prior	—%	3%	16.82%	3.62%
2005 to 2008	5	25	13.35	18.79%
2009 to 2013	2	2	5.44	0.91%
2014	2	3	6.06	1.57%
2015	4	5	5.66	1.97%
2016	8	9	5.46	2.49%
2017	8	12	6.51	3.34%
2018	8	14	7.70	4.01%
2019	19	19	5.60	3.93%
2020	44	8	1.09	1.04%
Total portfolio	100%	100%	4.86%	4.86%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.

The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2019:

	Percent of RIF	Percent of total reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2004 and prior	1%	7%	14.62%	3.61%
2005 to 2008	8	51	8.47%	18.48%
2009 to 2012	1	2	2.42%	0.87%
2013	2	2	1.72%	0.58%
2014	4	4	2.04%	0.94%
2015	7	6	1.59%	0.93%
2016	14	9	1.22%	0.89%
2017	15	10	1.29%	1.05%
2018	17	7	1.05%	0.88%
2019	31	2	0.19%	0.18%
Total portfolio	100%	100%	1.93%	4.69%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.
Loss reserves in policy years 2005 through 2008 are outsized compared to their representation of RIF. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of the COVID-19 pandemic given their significant representation of RIF. As of December 31, 2021, our 2014 and newer policy years represented approximately 96% of our primary RIF and 74% of our total direct primary case reserves.
Investment Portfolio
Our investment portfolio is affected by factors described below, each of which in turn may be affected by COVID-19 as noted above in “—Trends and Conditions.” Management of our investment portfolio has been delegated by our board of directors to our Parent’s investment committee and chief investment officer. Our Parent’s investment team, with oversight from our board of directors and our senior management team, is responsible for the execution of our investment strategy. Our investment portfolio is an important component of our consolidated financial results and represents our primary source of claims paying resources. Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities and is designed to achieve the following objectives:
•Meet policyholder obligations through maintenance of sufficient liquidity;
•Preserve capital;
•Generate investment income;
•Maximize statutory capital; and
•Increase value to our Parent and its stockholders, among other objectives.
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
•Continuous monitoring of investment quality, duration and liquidity;
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.
Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	December 31, 2021		December 31, 2020		December 31, 2019
(Amounts in thousands)	Fair value	% of total	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$58,408	1.1%	$138,224	2.7%	$92,336	2.4%
State and political subdivisions	538,453	10.2	187,377	3.7	98,159	2.6
Non-U.S. government	22,416	0.4	31,031	0.6	19,434	0.5
U.S. corporate	2,945,303	55.9	2,888,625	57.3	2,261,446	60.1
Non-U.S. corporate	666,594	12.7	607,669	12.0	364,469	9.7
Other asset-backed	1,035,165	19.7	1,193,670	23.7	928,588	24.7
Total available-for-sale fixed maturity securities	$5,266,339	100.0%	$5,046,596	100.0%	$3,764,432	100.0%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of December 31, 2021 or December 31, 2020 and December 31, 2019. We have no derivative financial instruments in our investment portfolio.
As of December 31, 2021, December 31, 2020 and December 31, 2019, 97%, 98%, 99% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	December 31, 2021	December 31, 2020	December 31, 2019
AAA	9%	11%	11%
AA	17%	13%	12%
A	34%	36%	36%
BBB	37%	38%	39%
BB & below	3%	2%	1%
Total	100%	100%	100%

The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents:

	December 31, 2021	December 31, 2020	December 31, 2019
Duration (in years)	3.9	3.4	3.1
Pre-tax yield (% of average investment portfolio assets)	2.7%	2.8%	3.3%
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
Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31:

(Amounts in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$572,117	$704,350	$500,020
Investing activities	(398,782)	(1,136,912)	175,987
Financing activities	(200,294)	300,298	(250,000)
Net increase (decrease) in cash and cash equivalents	$(26,959)	$(132,264)	$426,007
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities decreased principally due to increased taxes and interest payments during 2021, partially offset by premiums received from a larger IIF balance and lower claims paid in the current year.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. We had cash outflows from investing activities in 2021 as a result of continued fixed maturity security purchases driven by premium growth and lower losses paid. Outflows of cash in 2020 were primarily as a result of purchases of fixed maturity securities using the net proceeds from the December 2019 sale of our investment in Genworth Canada and our operating cash flows, partially offset by higher maturities and sales of our fixed maturity securities. We had cash inflows from investing activities in 2019 primarily from the sale of our investment in Genworth Canada, partially offset by net purchases of fixed maturity securities.
Financing activities in 2021 reflect a $200 million dividend paid in the fourth quarter while financing activities in 2020 reflect $738 million net proceeds from the issuance of our 2025 Senior Notes, discussed below, partially offset by a $437 million dividend paid to our Parent from the net proceeds of the offering. We paid dividends of $250 million in 2019. The amount and timing of future dividends will depend on the economic recovery from COVID-19, among other factors as described below.
Capital Resources and Financing Activities
We issued our 2025 Senior Notes in 2020 with interest payable semi-annually in arrears on February 15 and August 15 of each year. During 2021 we made our first two interest payments of $23.6 million, each. The 2025 Senior Notes mature on August 15, 2025. We may redeem the 2025 Senior

Notes, in whole or in part, at any time prior to February 15, 2025 at our option, by paying a make-whole premium, plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, we may redeem the 2025 Senior Notes, in whole or in part, at our option, at 100% of the principal amount, plus accrued and unpaid interest. The 2025 Senior Notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding 2025 Senior Notes if we breach the terms of the indenture.
Pursuant to the GSE Restrictions, we are required to retain $300 million of our holding company cash that can be drawn down exclusively for our debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $252 million. See “—Trends and Conditions” for additional information regarding the GSE Restrictions.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends of $69.7 million from unassigned surplus as of December 31, 2021, with 30 day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that imposed temporary capital preservation provisions through December 31, 2021 that required an approved insurer to meet certain PMIERs minimum required asset buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. In addition, prior to the satisfaction of the GSE Conditions, the GSE Restrictions require GMICO to maintain 115% of PMIERs Minimum Required Assets through 2021, 120% during 2022 and 125% thereafter.
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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Statutory policyholders’ surplus	$1,397	$1,555	$1,632
Contingency reserves	3,042	2,518	2,032
Combined statutory capital	$4,439	$4,073	$3,664
Adjusted RIF (1)	$54,201	$49,104	$44,832
Combined risk-to-capital ratio	12.2	12.1	12.2
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our RTC ratio for our principal insurance company, GMICO, as of the dates indicated:

(Dollar amounts in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Statutory policyholders’ surplus	$1,346	$1,475	$1,555
Contingency reserves	3,041	2,518	2,032
Combined statutory capital	$4,387	$3,993	$3,587
Adjusted RIF (1)	$54,033	$49,021	$44,811
GMICO risk-to-capital ratio	12.3	12.3	12.5
______________
(1)Adjusted RIF for purposes of calculating GMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of December 31, 2021, we maintained liquidity in the form of cash and cash equivalents of $426 million compared to $453 million as of December 31, 2020, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations. On August 21, 2020, we issued the 2025 Senior Notes. The GSE Restrictions require us to retain $300 million of the net proceeds in our holding company cash that can be drawn down exclusively for our debt service or to contribute to GMICO to meet its regulatory capital needs including PMIERs, until the GSE Conditions are satisfied. We distributed $437 million of the net proceeds to Genworth Holdings at the closing of the offering of our 2025 Senior Notes. The 2025 Senior Notes were issued to persons reasonably believed to be qualified institutional buyers in a private offering exempt from registration pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $252 million.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. The net proceeds of the 2025 Senior Notes offering retained by EHI comprise substantially all of the cash and cash equivalents held directly by EHI and initially available to pay interest on the 2025 Senior Notes. To the extent the net proceeds retained from the offering is used to provide capital support to GMICO, the GSEs and the NCDOI may seek to prevent GMICO from returning that capital to EHI in the form of a dividend, distribution or an intercompany loan. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than the 2025 Senior Notes.
Financial Strength Ratings
Ratings with respect to the financial strength of operating subsidiaries are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. Rating organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders.
The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to our stockholders. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company as a result of the impact of the COVID-19 pandemic or otherwise. We also cannot predict the impact on our ratings or future ratings of actions taken with respect to our Parent.
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

Contractual Obligations and Commitments
We enter into agreements and other relationships with third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations, as the funding of these future cash obligations will be from future cash flows from premiums and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. An example of obligations that are fixed include future lease payments. An example of obligations that will vary include insurance liabilities that depend on losses incurred. Refer to Note 7 and Note 12 of our audited consolidated financial statements for discussion of borrowings and commitments in contingencies, respectively.
We experienced an increase in loss reserves during the year ended December 31, 2021, driven mostly by new delinquencies from borrower forbearance programs due to COVID-19. We expect a large portion of these delinquencies to cure before becoming an active claim; however, reserves recorded related to borrower forbearance have a high degree of estimation. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure as we expect. Refer to Note 5 in our audited consolidated financial statements for discussion of our loss reserves.
Refer to Note 2 in our audited consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, for a discussion of recently adopted and not yet adopted accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
At December 31, 2021, the effective duration of our investments available-for-sale was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investments available-for-sale.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enact Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Loss reserves
As described in Notes 2 and 5 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans (loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s loss reserves were $641 million as of December 31, 2021.

We identified the assessment of the valuation of loss reserves to be a critical audit matter. The claim severity and claim rate assumptions used to develop reserves were inherently uncertain and involved significant management judgment, which required especially subjective auditor judgment. Additionally, the audit effort to assess the valuation of loss reserves required the involvement of professionals with specialized knowledge and experience.
The following are the primary procedures we performed to address the critical audit matter. We evaluated, with the assistance of actuarial professionals, the design and tested the operating effectiveness of certain internal controls related to the valuation of loss reserves. This included controls related to the review and approval of the claim severity and claim rate reserve factors used in the estimate for loss reserves. We involved actuarial professionals with specialized knowledge and experience, who assisted in:
•Assessing the Company’s reserving methodology by comparing to accepted actuarial methodologies; and
•Developing an independent estimate and range for a portion of the loss reserves, using the Company’s underlying historical claims and delinquency data and independently developed models and assumptions and assessing the position in the range and the year-over-year movements of the Company’s recorded loss reserves within the developed independent range.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Raleigh, North Carolina
February 28, 2022

ENACT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except par value per share amount)	2021	2020
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $5,160,174 and $4,781,916 at December 31, 2021 and 2020, respectively)	$5,266,339	$5,046,596
Cash and cash equivalents	425,828	452,794
Accrued investment income	31,061	29,210
Deferred acquisition costs	27,220	28,872
Premiums receivable (net of allowance for credit losses of $893 as of December 31, 2021)	42,266	46,464
Other assets	73,059	48,774
Total assets	$5,865,773	$5,652,710
Liabilities and equity
Liabilities:
Loss reserves	$641,325	$555,679
Unearned premiums	246,319	306,945
Other liabilities	130,604	133,302
Long-term borrowings	740,416	738,162
Deferred tax liability	1,586	36,811
Total liabilities	$1,760,250	$1,770,899
Equity:
Common stock, $0.01 par value; 600,000 shares authorized; 162,840 shares issued and outstanding	$1,628	$1,628
Additional paid-in capital	2,371,861	2,368,699
Accumulated other comprehensive income	83,581	208,378
Retained earnings	1,648,453	1,303,106
Total equity	$4,105,523	$3,881,811
Total liabilities and equity	$5,865,773	$5,652,710
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands, except per share amounts)	2021	2020	2019
Revenues:
Premiums	$974,949	$971,365	$856,976
Net investment income	141,189	132,843	116,927
Net investment gains (losses)	(2,124)	(3,324)	718
Other income	3,841	5,575	4,232
Total revenues	1,117,855	1,106,459	978,853
Losses and expenses:
Losses incurred	125,473	379,834	49,850
Acquisition and operating expenses, net of deferrals	231,453	215,024	195,768
Amortization of deferred acquisition costs and intangibles	14,704	20,939	15,065
Interest expense	51,009	18,244	—
Total losses and expenses	422,639	634,041	260,683
Income before income taxes and change in fair value of unconsolidated affiliate	695,216	472,418	718,170
Provision for income taxes	148,531	101,997	155,832
Income before change in fair value of unconsolidated affiliate	546,685	370,421	562,338
Change in fair value of unconsolidated affiliate, net of tax	—	—	115,290
Net income	$546,685	$370,421	$677,628

Net income per common share:
Basic	$3.36	$2.27	$4.16
Diluted	$3.36	$2.27	$4.16
Weighted average common shares outstanding:
Basic	162,840	162,840	162,840
Diluted	162,879	162,840	162,840
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2021	2020	2019
Net income	$546,685	$370,421	$677,628
Other comprehensive income, net of taxes:
Net unrealized gains (losses) on securities	(125,071)	114,947	119,953
Foreign currency translation	(7)	—	—
Other comprehensive income	(125,078)	114,947	119,953
Total comprehensive income	$421,607	$485,368	$797,581
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance December 31, 2018	$1,628	$2,356,223	$(26,522)	$942,410	$3,273,739
Comprehensive income:
Net income	—	—	—	677,628	677,628
Other comprehensive income, net of taxes	—	—	119,953	—	119,953
Dividends to Genworth	—	—	—	(250,000)	(250,000)
Capital contributions from Genworth	—	5,755	—	—	5,755
Balance December 31, 2019	$1,628	$2,361,978	$93,431	$1,370,038	$3,827,075
Comprehensive income:
Net income	—	—	—	370,421	370,421
Other comprehensive income, net of taxes	—	—	114,947	—	114,947
Dividends to Genworth	—	—	—	(437,353)	(437,353)
Capital contributions from Genworth	—	6,721	—	—	6,721
Balance December 31, 2020	$1,628	$2,368,699	$208,378	$1,303,106	$3,881,811
Cumulative effect of change in accounting, net of taxes	—	—	281	(281)	—
Comprehensive income:
Net income	—	—	—	546,685	546,685
Other comprehensive income, net of taxes	—	—	(125,078)	—	(125,078)
Stock-based compensation expense and exercises and other	—	2,259	—	(763)	1,496
Dividends	—	—	—	(200,294)	(200,294)
Capital contributions from Genworth	—	903	—	—	903
Balance December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$546,685	$370,421	$677,628
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	2,124	3,324	(718)
Amortization of fixed maturity securities discounts and premiums	(8,490)	(5,354)	(2,594)
Amortization of deferred acquisition costs and intangibles	14,704	20,939	15,065
Acquisition costs deferred	(7,266)	(12,722)	(10,618)
Deferred income taxes	(1,424)	11,133	56,731
Change in fair value of investment in unconsolidated affiliate, excluding cash dividend	—	—	(85,491)
Stock-based compensation expense	1,496	—	—
Amortization of debt issuance costs	2,254	—	—
Other	907	6,720	6,220
Change in certain assets and liabilities:
Accrued investment income	(1,851)	(5,051)	(2,237)
Premiums receivable	4,198	(5,303)	(1,155)
Other assets	(7,312)	5,031	(31,599)
Loss reserves	85,646	320,617	(62,817)
Unearned premiums	(60,626)	(76,513)	(38,330)
Other liabilities	1,072	71,108	(20,065)
Net cash provided by operating activities	572,117	704,350	500,020
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,583,244)	(1,942,464)	(951,281)
Purchase of equity interest	(27,304)	—	—
Proceeds from sales of fixed maturity securities available-for-sale	498,811	278,482	257,710
Maturities of fixed maturity securities available-for-sale	712,955	527,070	359,311
Proceeds from sale of investment in unconsolidated affiliate	—	—	510,247
Net cash provided by (used in) investing activities	(398,782)	(1,136,912)	175,987
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	737,651	—
Dividends paid	(200,294)	(437,353)	(250,000)
Net cash provided by (used in) financing activities	(200,294)	300,298	(250,000)
Effect of exchange rate changes on cash and cash equivalents	(7)	—	—
Net (decrease) increase in cash and cash equivalents	(26,966)	(132,264)	426,007
Cash and cash equivalents at beginning of year	452,794	585,058	159,051
Cash and cash equivalents at end of year	$425,828	$452,794	$585,058
Supplementary disclosure of cash flow information:
Non-cash contributions of capital from Genworth	$—	$6,721	$5,755
Income taxes paid	$145,951	$56,994	$166,481
Interest paid	$47,938	$—	$—
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(1)Nature of business and organization structure
Nature of Business
Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us,” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.) was a wholly owned subsidiary of Genworth Financial, Inc. (“Genworth” or “Parent”) since EHI’s incorporation in Delaware in 2012. On May 3, 2021, EHI amended its certificate of incorporation to change its name from Genworth Mortgage Holdings, Inc. This amendment also authorized EHI to issue 600,000,000 shares of common stock, each having a par value of $0.01 per share. Concurrently, we entered into a share exchange agreement with Genworth Holdings, Inc. (“Genworth Holdings”), pursuant to which Genworth Holdings exchanged the 100 shares of our common stock owned by it, representing all of our issued and outstanding capital stock, for 162,840,000 newly-issued shares of common stock, par value $0.01, of EHI. All of the share and per share information presented in the consolidated financial statements, notes to the consolidated financial statements and supplemental schedules to the financial statements has been adjusted to reflect the share exchange on a retroactive basis for all periods and as of all dates presented.
On November 29, 2019, Genworth completed a holding company reorganization whereby Genworth contributed 100% of the issued and outstanding voting securities of the Company to Genworth Holdings. Post-contribution, we were a direct, wholly owned subsidiary of Genworth Holdings, and Genworth Holdings is still a direct, wholly owned subsidiary of Genworth.
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
We operate our business through our primary insurance subsidiary, Genworth Mortgage Insurance Corporation (“GMICO”), with operations in all 50 states and the District of Columbia. GMICO is an approved insurer by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and we refer to them collectively as the “GSEs.”

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
We also perform fee-based contract underwriting services for mortgage lenders. The provision of underwriting services by mortgage insurers eliminates the duplicative lender and mortgage insurer underwriting activities and expedites the approval process.
We operate our business in a single segment, which is how our chief operating decision maker (who is our chief executive officer) reviews our financial performance and allocates resources. Our segment includes a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our consolidated financial statements.
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
(2)Summary of significant accounting policies
Basis of Presentation
Our consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. Potential impacts, risks and uncertainties of the coronavirus pandemic (“COVID-19”) may include declines in investment valuations and impairments, deferred acquisition cost (“DAC”) or intangible assets impairments or the acceleration of amortization, deferred tax recoverability and increases to loss reserves, among other matters.
Our consolidated financial statements have been prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of Genworth. The consolidated financial statements include the accounts of EHI, its subsidiaries and those entities required to be consolidated under the applicable accounting standards. All intercompany transactions and balances have been eliminated.
The consolidated financial statements include allocations of certain Genworth expenses. The allocated expenses relate to various services that have historically been provided to us by Genworth, including investment management, information technology services and administrative services (such as finance, human resources, employee benefit administration and legal). These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of equity, proportional effort or other relevant measures. Expenses allocated to us are not necessarily representative of the amounts that would have been incurred had we operated independently of Genworth. See Note 11 for further information regarding the allocation of Genworth expenses.
Premiums
For monthly insurance contracts, we report premiums as revenue over the period that coverage is provided. For single premium mortgage insurance contracts, we report premiums over the estimated policy life in accordance with the expected pattern of risk emergence as further described in our

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
accounting policy for unearned premiums. In addition, we refund post-delinquent premiums received to the insured party if the delinquent loan goes to claim. We record a liability for premiums received on the delinquent loans consistent with our expectations of ultimate claim rates.
Net Investment Income and Net Investment Gains and Losses
Investment income is recognized when earned. Income or loss upon call or prepayment of available-for-sale fixed maturity securities is recognized in net investment income, except for hybrid securities where the income or loss upon call is recognized in net investment gains and losses. Investment gains and losses are calculated on the basis of specific identification on the trade date.
Investment income on asset-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method used for asset-backed securities of high credit quality (ratings equal to or greater than “AA” or that are backed by a U.S. agency) which cannot be contractually prepaid in such a manner that we would not recover a substantial portion of the initial investment, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other asset-backed securities, future cash flows are estimated, and interest income is recognized going forward using the new internal rate of return.
Other Income
Other income primarily includes underwriting fee revenue and other revenue. Underwriting fee revenue is earned for underwriting services provided on a per-unit or per-diem basis, as defined in the underwriting agreements. Underwriting fee revenue is recognized at the point in time when the service obligation is satisfied.
Investments
Our investment portfolio is managed by Genworth. We conduct the purchases, sales and related investment management decisions with the advice of Genworth. As part of these services, we are charged an investment management fee, as agreed between both parties. These fees are charged to investment expense and are included in net investment income in the consolidated statements of income. Refer to Note 11 for further details.
Fixed maturity securities classified as available-for-sale are reported in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities comprises primarily investment grade securities. Changes in the fair value of available-for-sale fixed maturity securities, net of deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (“OCI”).
Allowance for Credit Losses and Impairments on Available-For-Sale Securities
On January 1, 2021, we adopted new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
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
Prior to the adoption of new accounting guidance related to credit losses on financial instruments on January 1, 2021, we evaluated securities in an unrealized loss position for other-than-temporary impairment as of each balance sheet date. For debt securities, we considered all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. More specifically for asset-backed securities, we also utilized performance indicators of the underlying assets including default or delinquency rates, loan to collateral value ratios, third-party credit enhancements, current levels of subordination, vintage and other relevant characteristics of the security or underlying assets to develop our estimate of cash flows. Estimating the cash flows expected to be collected was a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources.
We recognized other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances existed:
•we did not expect full recovery of our amortized cost basis when due,
•the present value of cash flows expected to be collected was less than our amortized cost basis,
•we intended to sell a security, or
•it was more likely than not that we would be required to sell a security prior to recovery.
Total other-than-temporary impairments that emerged in the period were calculated as the difference between the amortized cost and fair value. For other-than-temporarily impaired securities where we did not intend to sell the security and it was not more likely than not that we would be required to sell the security prior to recovery, total other-than-temporary impairments were adjusted by the portion of other-than-temporary impairments recognized in OCI (“non-credit”). Net other-than-temporary impairments recorded in net income (loss) represented the credit loss on the other-than-temporarily impaired securities with the offset recognized as an adjustment to the amortized cost to determine the new amortized cost basis of the securities.
For securities that were deemed to be other-than-temporarily impaired and a non-credit loss was recorded in OCI, the amount recorded as an unrealized gain (loss) represented the difference between

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
the current fair value and the new amortized cost for each period presented. The unrealized gain (loss) on an other-than-temporarily impaired security was recorded as a separate component in OCI until the security was sold or until we recorded an other-than-temporary impairment where we intended to sell the security or were be required to sell the security prior to recovery.
To estimate the amount of other-than-temporary impairment attributed to credit losses on debt securities where we did not intend to sell the security and it was not more likely than not that we would be required to sell the security prior to recovery, we determined our best estimate of the present value of the cash flows expected to be collected from a security using the effective yield on the security prior to recording any other-than-temporary impairment. If the present value of the discounted cash flows was lower than the amortized cost of the security, the difference between the present value and amortized cost represented the credit loss associated with the security with the remaining difference between fair value and amortized cost recorded as a non-credit other-than-temporary impairment in OCI.
While the other-than-temporary impairment model for debt securities generally included fixed maturity securities, there were certain hybrid securities that are classified as fixed maturity securities where the application of a debt impairment model depended on whether there has been any evidence of deterioration in credit of the issuer, such as a downgrade to below investment grade. Under certain circumstances, evidence of deterioration in credit of the issuer may have resulted in the application of the equity securities impairment model where we recognized an impairment charge in the period in which we determined that the security would not recover to book value within a reasonable period of time. We determined what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period did not exceed 15 months. We measured other-than-temporary impairments based upon the difference between the amortized cost of a security and its fair value.
Equity Method Investments
Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment by investment basis at initial recognition. The change in fair value of such investments is included within change in fair value of unconsolidated affiliate in the consolidated statements of income. Equity method investments not carried at fair value, which are not material as of December 31, 2021, are recorded in other assets on the consolidated balance sheets with their related income recorded within other income in the consolidated statements of income. See Note 3 for details.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have fixed maturity securities, which are carried at fair value, and previously had an investment in an unconsolidated affiliate for which the fair value option had been elected.
Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
All assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
•Level 1—Quoted prices for identical instruments in active markets.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations for which inputs are observable or where those significant value drivers are observable.
•Level 3—Instruments for which significant value drivers are unobservable.
Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as equity securities and actively traded mutual fund investments.
Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable, information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity securities; government or agency securities; and certain asset-backed securities.
Level 3 comprises financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In certain instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity securities where we cannot corroborate the significant valuation inputs with market observable data.
As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input. We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. See Note 4 for additional information related to fair value measurements.
Cash and Cash Equivalents
Certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less are considered cash equivalents in the consolidated balance sheets and consolidated statements of cash flows. Items with maturities greater than three months but less than one year at the time of acquisition are generally considered short-term investments.
Accrued Investment Income
Accrued investment income consists primarily of interest. Interest is recognized on an accrual basis, and dividends are recorded as earned on the ex-dividend date. Interest income is not recorded on fixed maturity securities in default and fixed maturity securities delinquent more than 90 days or where collection of interest is improbable.
Deferred Acquisition Costs
Acquisition costs include costs that are directly related to the successful acquisition of new insurance contracts. Acquisition costs are deferred and amortized to the extent they are recoverable from future profits. Acquisition costs primarily consist of underwriting costs and are amortized in proportion to estimated gross profit. Judgment is used in evaluating these estimates and the assumptions upon which they are based. The use of different assumptions may have a significant effect on the amortization of deferred acquisition costs.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
Deferred acquisition costs were $27.2 million and $28.9 million as of December 31, 2021 and 2020, respectively. Amortization of DAC was $14.7 million, $14.2 million and $8.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included within amortization of deferred acquisition costs and intangibles in the consolidated statements of income.
Premium Deficiency Reserves (“PDR”)
Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. The discount rate used in the calculation is based upon our pretax investment yield. We do not utilize anticipated investment income on our assets when evaluating the need for a PDR. The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses in our business. The differences between the actual results and our estimates could vary materially. We completed a PDR analysis as of December 31, 2021 and 2020, and determined that no PDR was required.
Reinsurance
Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to other companies. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. See Note 6 for details.
Loss Reserves
Loss reserves represent the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (a) losses that have been reported to the insurer; (b) losses related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (c) loss adjustment expenses (“LAE”). Loss adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims. Consistent with U.S. GAAP and industry accounting practices, we do not establish loss reserves for future claims on insured loans that are not in default or believed to be in default.
Estimates and actuarial assumptions used for establishing loss reserves involve the exercise of significant judgment, and changes in assumptions or deviations of actual experience from assumptions can have material impacts on our loss reserves and net income (loss). Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. The sources of uncertainty affecting the estimates are numerous and include factors internal and external to us. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external influences include changes in home prices, unemployment, government housing policies, state foreclosure timeline, general economic conditions, interest rates, tax policy, credit availability and mortgage products. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
We establish reserves to recognize the estimated liability for losses and LAE related to defaults on insured mortgage loans. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. Over time, as the status of the underlying delinquent loans moves toward foreclosure and the

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
likelihood of the associated claim loss increases, the amount of the loss reserves associated with the potential claims may also increase.
Management monitors actual experience, and where circumstances warrant, will revise its assumptions. Our liability for loss reserves is reviewed regularly, with changes in our estimates of future claims recorded through net income. Estimation of losses are based on historical claim and cure experience and covered exposures and is inherently judgmental. Future developments may result in losses greater or less than the liability for loss reserves provided.
Unearned Premiums
Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the policy life. A portion of the revenue from single premium policies is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the estimated expiration of risk of the policy. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. For borrower-paid mortgage insurance, coverage ceases at the earlier of prepayment, or when the original principal is amortized to a 78% loan-to-value ratio in accordance with the Homeowners Protection Act of 1998.
We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment on a retrospective basis in current period net income. These reviews include the consideration of recent and projected loss and policy cancellation experience, and adjustments to the estimated earnings patterns are made, if warranted. Our most recent review resulted in an increase in earned premiums of $13.7 million for the year ended December 31, 2019.
Share-Based Compensation
Certain of our employees participate in Genworth’s incentive plans, under which our employees may be granted share-based awards, including stock options. Compensation expense is recognized based on a grant date fair value, adjusted for expected forfeitures, through the income statement over the respective vesting period of the awards. See Note 10 for additional information related to share-based compensation.
Employee Benefit Plans
Our employees are provided a number of Genworth employee benefits. Genworth, as sponsor of these employee benefit plans, is ultimately responsible for maintenance of these plans in compliance with applicable laws. The plans are accounted for by Genworth in accordance with relevant accounting guidance. We account for these employee benefit plans as multiemployer benefit plans. Accordingly, we do not record an asset or liability to recognize the funded status of the employee benefit plans. Expenses related to employee benefits are included within acquisition and operating expenses, net of deferrals in the consolidated statements of income. See Note 9 for additional information related to employee benefits.
Income Taxes
We determine deferred tax assets and/or liabilities by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled if there is no change in law. The effect on deferred taxes of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
We have elected to participate in a single U.S. consolidated income tax return filing (the “Genworth consolidated return”). All Genworth companies domesticated in the United States are included in the Genworth consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. Refer to Note 8 for further details.
Variable Interest Entities
We are involved in certain entities that are considered variable interest entities (“VIEs”) as defined under U.S. GAAP, and, accordingly, we evaluate the VIE to determine whether we are the primary beneficiary and are required to consolidate the assets and liabilities of the entity. The primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The determination of the primary beneficiary for a VIE can be complex and requires management judgment regarding the expected results of the entity and how those results are absorbed by variable interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIEs.
Our involvement with VIEs consists of excess of loss reinsurance agreements with special purpose insurers domiciled in Bermuda. These entities finance the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The assets of the VIEs are deposited in reinsurance trusts for our benefit that will be the source of reinsurance claim payments. Our involvement with these VIEs does not result in the unilateral power to direct the activities that most significantly affect the VIEs’ economic performance or result in the obligation to absorb losses or the right to receive benefits. Accordingly, consolidation of the VIEs is not required. See Note 6 for details.
Leases
Our leased assets are classified as operating leases and consist of office space in two locations in the United States. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We have elected to combine lease and non-lease components, as permitted under the accounting guidance, and as a result, non-lease components are included in the calculation of our lease liability as opposed to being separated and accounted for as consideration under revenue recognition accounting. The right-of-use asset and the lease liability are included in other assets and other liabilities, respectively. Our remaining lease terms ranged from less than 1 years to 6 years and had a weighted-average remaining lease term of 6.0 years and 7.0 years as of December 31, 2021, and 2020, respectively. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 7.1% as of December 31, 2021 and 2020.
Accounting Pronouncements Adopted
Credit Losses
On January 1, 2021, we early adopted new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value.
Discussion of adoption of this guidance in relation to our portfolio of fixed maturity securities is included in the discussion of the allowance for credit losses and impairments of available for sale securities, above.
The new guidance further requires that expected credit losses on premiums receivable are measured in accordance with the credit loss requirements for financial instruments measured at amortized cost. Due

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
to the short-term nature of our premiums receivable, we consider lifetime expected credit losses on premiums receivable to be consistent with our current allowance and as a result the new accounting guidance did not have an impact on premiums receivable upon adoption. The allowance for credit losses on premiums receivable is not material.
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
Fair Value Disclosures
On January 1, 2020, we adopted new accounting guidance related to fair value disclosure requirements as part of the FASB’s disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this new accounting guidance using the prospective method for disclosures related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty and the retrospective method for all other disclosures. This accounting guidance did not impact our consolidated financial statements but impacted our fair value disclosures.
Reference Rate Reform
In March 2020 and January 2021, the FASB issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides temporary guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This new guidance provides optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform. In addition to the optional practical expedients, the guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our consolidated financial statements or disclosures. However, the amendments in this guidance may be elected over time through December 31, 2022, as reference rate reform activities occur and therefore, this guidance may impact our procedures as we implement measures to transition away from LIBOR.
Income Taxes
In December 2019, the FASB issued new accounting guidance related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. We early adopted this new accounting guidance on January 1, 2021, using the retrospective method or modified retrospective method for certain changes and prospective method for all other changes, which did not have a significant impact on our consolidated financial statements and disclosures.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
Accounting Pronouncements Not Yet Adopted
No significant new pronouncements.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the year ended December 31:

(Amounts in thousands)	2021	2020	2019
Fixed maturity securities available-for-sale	$146,587	$136,143	$117,407
Cash and cash equivalents	74	2,180	3,881
Gross investment income before expenses and fees	146,661	138,323	121,288
Investment expenses and fees	(5,472)	(5,480)	(4,361)
Net investment income	$141,189	$132,843	$116,927
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in thousands)	2021	2020	2019
Fixed maturity securities available-for-sale:
Gross realized gains	$2,077	$1,884	$1,270
Gross realized losses	(1,871)	(3,478)	(552)
Net realized gains (losses)	206	(1,594)	718
Other-than-temporary impairments	—	(1,730)	—
Change in allowance for credit losses on fixed maturity securities	(2,330)	—	—
Net investment gains (losses)	$(2,124)	$(3,324)	$718
Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in thousands)	2021	2020	2019
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$106,165	$264,680	$121,085
Income taxes	(22,577)	(56,302)	(27,654)
Net unrealized investment gains (losses)	$83,588	$208,378	$93,431

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in thousands)	2021	2020	2019
Beginning balance	$208,378	$93,431	$(26,522)
Cumulative effect of change in accounting, net of taxes	281	—	—
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(158,665)	140,253	153,062
Provision for income taxes	33,757	(27,946)	(32,557)
Change in unrealized gains (losses) on investment securities	(124,908)	112,307	120,505
Reclassification adjustments to net investment (gains) losses, net of taxes of $43, $(702) and $147, respectively	(163)	2,640	(552)
Change in net unrealized investment gains (losses)	(125,071)	114,947	119,953
Ending balance	$83,588	$208,378	$93,431
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
Fixed Maturity Securities Available-For-Sale
The amortized cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows as of December 31:

(Amounts in thousands)	2021
	Amortized cost	Gross unrealized Gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$56,547	$1,863	$(2)	$58,408
State and political subdivisions	531,927	10,982	(4,456)	538,453
Non-U.S. government	22,358	248	(190)	22,416
U.S. corporate	2,863,100	98,293	(16,090)	2,945,303
Non-U.S. corporate	652,503	17,556	(3,465)	666,594
Other asset-backed	1,033,739	6,989	(5,563)	1,035,165
Total fixed maturity securities available-for-sale	$5,160,174	$135,931	$(29,766)	$5,266,339

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(Amounts in thousands)	2020
	Amortized cost	Gross unrealized Gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$134,215	$4,009	$—	$138,224
State and political subdivisions	172,631	14,749	(3)	187,377
Non-U.S. government	29,592	1,439	—	31,031
U.S. corporate	2,695,009	194,961	(1,345)	2,888,625
Non-U.S. corporate	578,295	32,251	(2,877)	607,669
Other asset-backed	1,172,174	21,830	(334)	1,193,670
Total fixed maturity securities available-for-sale	$4,781,916	$269,239	$(4,559)	$5,046,596
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following tables present the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2021:

	Less than 12 months			12 months or more			Total
As of December 31, 2021 (Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$103	$(2)	1	$—	$—	—	$103	$(2)	1
State and political subdivisions	255,202	(4,456)	47	—	—	—	255,202	(4,456)	47
Non-U.S. government	10,560	(190)	1	—			10,560	(190)	1
U.S. corporate	649,927	(14,300)	94	26,181	(1,790)	4	676,108	(16,090)	98
Non-U.S. corporate	183,485	(3,465)	28	—	—		183,485	(3,465)	28
Other asset-backed	456,565	(5,549)	76	3,736	(14)	1	460,301	(5,563)	77
Total for fixed maturity securities in an unrealized loss position	$1,555,842	$(27,962)	247	$29,917	$(1,804)	5	$1,585,759	$(29,766)	252
We did not recognize any other-than-temporary impairments on securities in an unrealized loss position. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value is largely due to recent market volatility and is not indicative of other-than-temporary impairment. The issuers continue to make timely principal and interest payments.
For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2020:

	Less than 12 months			12 months or more			Total
As of December 31, 2020 (Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$—	$—	—	$—	$—	—	$—	$—	—
State and political subdivisions	4,717	(3)	2	—	—	—	4,717	(3)	2
Non-U.S. government	—	—	—	—	—	—	—	—	—
U.S. corporate	44,296	(1,231)	8	2,886	(114)	1	47,182	(1,345)	9
Non-U.S. corporate	32,533	(2,877)	8	—	—	—	32,533	(2,877)	8
Other asset-backed	24,823	(60)	5	26,028	(274)	6	50,851	(334)	11
Total for fixed maturity securities in an unrealized loss position	$106,369	$(4,171)	23	$28,914	$(388)	7	$135,283	$(4,559)	30
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of December 31, 2021, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

2021 (Amounts in thousands)	Amortized cost	Fair value
Due in one year or less	$237,164	$240,048
Due after one year through five years	2,103,116	2,199,430
Due after five years through ten years	1,459,032	1,466,686
Due after ten years	327,123	325,010
Subtotal	4,126,435	4,231,174
Other asset-backed	1,033,739	1,035,165
Total fixed maturity securities available-for-sale	$5,160,174	$5,266,339
As of December 31, 2021, securities issued by finance and insurance, consumer—non-cyclical and technology and communications industry groups represented approximately 29%, 16% and 13%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of December 31, 2021 and 2020, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of December 31, 2021 and 2020, $22.9 million and $27.8 million, respectively, of securities were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
Equity Method Investments
Prior to December 31, 2020, we held 14.1 million, or approximately 16.4%, of the outstanding common shares of Genworth MI Canada Inc. (“Genworth Canada”), a publicly traded company on the Toronto Stock Exchange. We concluded that we had significant influence over Genworth Canada primarily due to board representation, and therefore, we classified our investment in Genworth Canada as an equity method investment. We elected to account for the investment in Genworth Canada under the fair value option because the investment had a readily determinable fair value.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
On December 12, 2019, we completed the sale of our investment in Genworth Canada to an affiliate of Brookfield Business Partners L.P. and received approximately $501.8 million in net cash proceeds. We also received cash proceeds from the sale of common shares of Genworth Canada of $8.4 million in 2019 related to share repurchases by Genworth Canada.
The pre-tax change in fair value of the investment in Genworth Canada, including dividends and the sale of common shares, was $127.4 million in 2019. This was included within change in fair value of unconsolidated affiliate in the consolidated statements of income, net of provision for income taxes of $12.1 million in 2019.
The following table presents summarized statement of income information from January 1, 2019, to December 12, 2019, the period we held an equity method investment in Genworth Canada:

(Amounts in thousands)
Revenue	$585,066
Expense	$197,889
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings, a subsidiary of Genworth, for $27 million, its estimated fair value. The primary asset of the entity is a minority ownership interest in a mortgage guarantee business in India. Based on our ownership percentage, we have concluded that we have significant influence over the entity and have classified our interest as an equity method investment which is recorded within other assets.
(4)Fair value
Recurring Fair Value Measurements
Fixed Maturity Securities Measured at Fair Value
We have fixed maturity securities, which are carried at fair value. The fair value of fixed maturity securities is estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.
Further, while we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of its investment securities after considering all relevant and available information.
In general, we first obtain valuations from pricing services. If prices are unavailable for public securities, it obtains broker quotes. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for similar securities are not readily observable and these securities are not typically valued by pricing services.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
Given our understanding of the pricing methodologies and procedures of pricing services, the securities valued by pricing services are typically classified as Level 2 unless we determine the valuation process for a security or group of securities utilizes significant unobservable inputs, which would result in the valuation being classified as Level 3.
Broker quotes are typically based on an income approach given the lack of available market data. As the valuation typically includes significant unobservable inputs, we classify the securities where fair value is based on its consideration of broker quotes as Level 3 measurements.
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2021.
For remaining securities priced using internal models, we determine fair value using an income approach. We maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.
Our assessment of whether or not there were significant unobservable inputs related to fixed maturity securities was based on its observations obtained through the course of managing its investment portfolio, including interaction with other market participants, observations related to the availability and consistency of pricing and/or rating, and understanding of general market activity such as new issuance and the level of secondary market trading for a class of securities. Additionally, we considered data obtained from pricing services to determine whether its estimated values incorporate significant unobservable inputs that would result in the valuation being classified as Level 3.
A summary of the inputs used for our fixed maturity securities based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.
Level 1 measurements
We had no fixed maturity securities classified as Level 1 as of December 31, 2021 and 2020.
Level 2 measurements
Third-party Pricing Services
In estimating the fair value of fixed maturity securities, approximately 88% of our portfolio was priced using third-party pricing services as of December 31, 2021. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers. The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2021:

2021 (Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$58,408	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$538,453	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$22,416	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,527,949	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$494,041	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Other asset-backed	$1,010,942	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal Models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $196.6 million and $88.9 million, respectively, as of December 31, 2021. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Level 3 measurements
Broker Quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $28.0 million as of December 31, 2021.
Internal Models
A portion of our U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $300.7 million as of December 31, 2021.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$58,408	$—	$58,408	$—
State and political subdivisions	538,453	—	538,453	—
Non-U.S. government	22,416	—	22,416	—
U.S. corporate	2,945,303	—	2,724,570	220,733
Non-U.S. corporate	666,594	—	582,930	83,664
Other asset-backed	1,035,165	—	1,010,942	24,223
Total fixed maturity securities	5,266,339	—	4,937,719	328,620
Total	$5,266,339	$—	$4,937,719	$328,620

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
We had no liabilities recorded at fair value as of December 31, 2021 and 2020.
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

2021 (Amounts in thousands)	Balance as of January 1, 2021	Total realized and unrealized gains (losses)								Balance as of December 31, 2021	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Issuance	Settlement	Transfers into Level 3(1)	Transfers out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$119,373	$(121)	$(6,374)	$126,858	$—	$—	$(8,914)	$7,397	$(17,486)	$220,733	$(121)	$(6,537)
Non-U.S. corporate	95,751	786	2,695	46,786	—	—	(25,149)	3,010	(40,215)	83,664	(251)	(1,148)
Other asset-backed	13,781	—	(484)	34,493	—	—	(11,248)	—	(12,319)	24,223	—	(401)
Total	$228,905	$665	$(4,163)	$208,137	$—	$—	$(45,311)	$10,407	$(70,020)	$328,620	$(372)	$(8,086)
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

	Balance as of January 1, 2020	Total realized and unrealized gains (losses)								Balance as of December 31, 2020	Total gains (losses) attributable to assets still held
2020 (Amounts in thousands)		Included in net income	Included in OCI	Purchases	Sales	Issuance	Settlement	Transfers into Level 3(1)	Transfers out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$99,862	$162	$2,663	$70,552	$—	$—	$(13,332)	$18,216	$(58,750)	$119,373	$(103)	$4,694
Non-U.S. corporate	77,189	1,683	(889)	32,000	—	—	(16,471)	27,641	(25,402)	95,751	(18)	(1,219)
Other asset-backed	4,038	—	304	40,868	—	—	(1,946)	—	(29,483)	13,781	—	(122)
Total	$181,089	$1,845	$2,078	$143,420	$—	$—	$(31,749)	$45,857	$(113,635)	$228,905	$(121)	$3,353
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

	Balance as of January 1, 2019	Total realized and unrealized gains (losses)								Balance as of December 31, 2019	Total gains (losses) included in net income attributable to assets still held
2019 (Amounts in thousands)		Included in net income	Included in OCI	Purchases	Sales	Issuance	Settlement	Transfers into Level 3(1)	Transfers out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$76,532	$(99)	$5,082	$38,000	$(5,003)	$—	$(13,663)	$5,341	$(6,328)	$99,862	$(102)	$5,037
Non-U.S. corporate	65,534	(18)	5,594	6,500	—	—	(422)	3,015	(3,014)	77,189	(18)	5,595
Other asset-backed	3,930	—	490	16,797	—	—	(507)	—	(16,672)	4,038	—	364
Total	$145,996	$(117)	$11,166	$61,297	$(5,003)	$—	$(14,592)	$8,356	$(26,014)	$181,089	$(120)	$10,996
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity consists of purchases, sales and settlements of fixed maturity securities.
The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities recorded within net investment income.
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2021:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted-average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$216,999	Credit spreads	48 - 138	96
Non-U.S. corporate	Internal models	$83,663	Credit spreads	78 - 140	104
_______________
(1)Certain classes of instruments classified as Level 3 are excluded as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
(2)Unobservable inputs weighted by the relative fair value of the associated instrument.
Liabilities Not Required to Be Carried at Fair Value
The following table provides fair value information for financial instruments that are reflected in the accompanying consolidated financial statements at amounts other than fair value. We have certain financial instruments that are not recorded at fair value, including cash and cash equivalents and accrued investment income, the carrying value of which approximate fair value due to the short-term nature of these instruments and are not included in this disclosure.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
The following represents our estimated fair value of financial liabilities not required to be carried at fair value, classified as Level 2, as of December 31, 2021 and 2020:

	As of December 31,
	2021		2020
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$740,416	$821,033	$738,162	$800,367
(5)Loss reserves
Activity for the liability for loss reserves is summarized as follows:

(Amounts in thousands)	2021	2020	2019
Loss reserves, beginning of year	$555,679	$235,062	$297,879
Run-off reserves	(654)	(1,597)	(2,059)
Net loss reserves, beginning of year	555,025	233,465	295,820

Losses incurred related to current accident year	141,225	364,548	105,734
Losses incurred related to prior accident years	(15,822)	16,202	(55,917)
Total incurred (1)	125,403	380,750	49,817

Losses paid related to current accident year	(237)	(1,103)	(1,871)
Losses paid related to prior accident years	(39,547)	(58,087)	(110,301)
Total paid (1)	(39,784)	(59,190)	(112,172)

Net loss reserves, end of year	640,644	555,025	233,465
Run-off reserves	681	654	1,597
Loss reserves, end of year	$641,325	$555,679	$235,062
_______________
(1)Losses and LAE incurred and paid exclude losses related to our run-off business.
Losses incurred related to insured events of the current accident year relate to defaults that occurred in that year and represent the estimated ultimate amount of losses to be paid on such defaults. Losses incurred related to insured events of prior accident years represent the (favorable) or unfavorable development of reserves as a result of actual claim rates and claim amounts being different than those we estimated when originally establishing the reserves. Such estimates are based on our historical experience which we believe is representative of expected future losses at the time of estimation. As a result of the extended period of time that may exist between the reporting of a delinquency and the claim payment, as well as changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts ultimately paid.
The liability for loss reserves represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in future increases to reserves by amounts that could be material to our results of operations, financial condition and liquidity.
In 2021, losses and LAE incurred of $141.2 million related to insured events of the current accident year was primarily attributable to new delinquencies, a portion of which was from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. When establishing loss reserves for borrowers in forbearance, we assume a lower rate of delinquencies becoming active claims, which has the effect of producing a lower reserve compared to delinquencies that are not in forbearance.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, we initially leveraged our prior hurricane experience and have recently layered in cure activity from COVID-19 related delinquencies as considerations in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments.
During 2021, we experienced favorable reserve development of $15.8 million in incurred losses attributable to prior years, primarily from lower expected claim rates on pre-COVID delinquencies. Included within this decrease to incurred losses attributable to prior years, we recorded $22 million in favorable reserves adjustments.
In 2020, losses and LAE incurred of $364.5 million related to insured events of the current accident year was primarily attributable to a significant increase in the number of new delinquencies driven mostly by borrower forbearance as a result of COVID-19.
During 2020, we experienced unfavorable reserve development of $16.2 million in incurred losses attributable to prior years, primarily from higher expected claim rates due to economic conditions occurring in the COVID-19 environment. Included within this increase to incurred losses attributable to prior years, we recorded $28.4 million in unfavorable reserves adjustments, primarily associated with higher expected, future claim rates, partially offset by a $12.2 million decrease, primarily due to higher than expected delinquency cures.
During 2019, we experienced favorable reserve development of $55.9 million in incurred losses attributable to prior years, primarily from lower actual and expected claim rates due to improvements in the overall housing market. Included within these reductions to incurred losses attributable to prior years, we recorded $22.7 million favorable reserves adjustments in 2019, primarily associated with lower expected claim rates. The remaining reduction of $33.2 million in 2019 was primarily the result of higher than expected delinquency cures.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the net incurred claims as of December 31, 2021. The information about the incurred claims development for the years ended December 31, 2012 to 2021, is presented as supplementary information.

(Dollar amounts in thousands)		Incurred claims and allocated loss adjustment expenses, net of reinsurance (2)									Total IBNR liabilities including expected development on reported claims as of December 31, 2021	Number of reported delinquencies(3)
	For the years ended December 31,
Accident year (1)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$717,871	$675,230	$670,773	$673,660	$671,492	$668,452	$666,673	$665,775	$666,351	$666,600	$147	31,126
2013	—	475,120	407,106	391,523	386,794	383,366	382,231	380,949	381,546	381,064	166	22,502
2014	—	—	327,857	287,865	268,980	260,752	258,872	258,172	259,006	258,807	155	17,809
2015	—	—	—	235,251	208,149	186,077	180,923	179,650	179,599	179,258	268	15,400
2016	—	—	—	—	198,121	161,041	138,784	136,381	136,754	136,258	288	13,970
2017	—	—	—	—	—	170,713	120,568	101,755	105,079	103,565	404	15,097
2018	—	—	—	—	—	—	116,842	83,959	84,138	78,367	556	11,269
2019	—	—	—	—	—	—	—	105,734	111,089	97,490	855	11,883
2020	—	—	—	—	—	—	—	—	364,547	362,347	732	38,863
2021	—	—	—	—	—	—	—	—	$—	141,225	$15,005	12,585
Total incurred										$2,404,981	$18,576
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Excludes incurred claims and allocated LAE related to run-off business.
(3)Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.
The following table sets forth paid claims development, net of reinsurance, for the year ended December 31, 2021, and a reconciliation to our total loss reserves as of December 31, 2021. The information about paid claims development for the years ended December 31, 2012 to 2020, is presented as supplementary information.

(Amounts in thousands)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance (2)
Accident year (1)	For the years ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$92,445	$390,527	$532,768	$601,530	$634,301	$650,031	$658,438	$661,974	$663,088	$663,684
2013	—	44,334	202,095	297,029	340,031	361,973	372,374	375,243	376,138	377,111
2014	—	—	21,494	126,404	195,461	232,502	246,963	252,549	254,218	254,835
2015	—	—	—	12,688	84,706	145,362	167,458	172,825	174,561	175,513
2016	—	—	—	—	9,593	63,585	109,793	123,800	126,893	128,160
2017	—	—	—	—	—	5,733	45,879	77,297	87,272	89,896
2018	—	—	—	—	—	—	3,134	31,625	48,183	55,267
2019	—	—	—	—	—	—	—	1,871	17,595	30,728
2020									1,104	8,268
2021									—	237
Total paid										$1,783,699
Total incurred										$2,404,981
Total paid										1,783,699
All outstanding liabilities before 2011, net of reinsurance										19,362
Run-off reserves										681
Total loss reserves										$641,325
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Excludes cumulative paid claims and allocated claim adjustment expenses related to run-off business.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
The following table sets forth our average payout of incurred claims by age as of December 31, 2021:

Average annual percentage payout of incurred claims, net of reinsurance, by age (unaudited) (1)
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	6.0%	33.3%	25.7%	11.0%	4.0%	1.8%	0.8%	0.3%	0.2%	0.1%
_______________
(1)Excludes run-off business.
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
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

(Amounts in thousands)	2021	2020	2019
Net premiums written:
Direct	$985,826	$943,504	$840,086
Assumed	319	432	625
Ceded	(71,822)	(49,083)	(22,065)
Net premiums written	$914,323	$894,853	$818,646
Net premiums earned:
Direct	$1,046,452	$1,020,016	$878,416
Assumed	319	432	625
Ceded	(71,822)	(49,083)	(22,065)
Net premiums earned	$974,949	$971,365	$856,976
The difference of $60.6 million between written premiums of $914.3 million and earned premiums of $974.9 million represents the decrease in unearned premiums for the year ended December 31, 2021. The decrease in unearned premiums was mainly the result of an increase in policy cancellations in our single premium mortgage insurance product driven by low interest rates and higher mortgage refinancing which resulted in lower persistency in 2021.
Insurance-linked notes excess of loss reinsurance treaties
On September 2, 2021, we obtained $371.5 million of excess of loss reinsurance coverage from Triangle Re 2021-3 Ltd. (“Triangle Re 2021-3”) on a portfolio of existing mortgage insurance policies written from January 2021 through June 2021. In connection with entering into the reinsurance agreement with Triangle Re 2021-3, we believe that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2021-3 is assuming significant insurance risk and a reasonable possibility of significant loss. At closing, we retain the first layer of aggregate losses up to $303.5 million. Triangle Re 2021-3 provides 72% reinsurance coverage for losses above our retained layer up to $371.5 million.
On April 16, 2021, we obtained $302.7 million of excess of loss reinsurance coverage from Triangle Re 2021-2 Ltd. (“Triangle Re 2021-2”) on a portfolio of existing mortgage insurance policies written from September 2020 through December 2020. In connection with entering into the reinsurance agreement

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
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
On March 2, 2021, we obtained $495 million of excess of loss reinsurance coverage from Triangle Re 2021-1 Ltd. (“Triangle Re 2021-1”) on a portfolio of existing seasoned mortgage insurance policies written from January 2014 through December 2018 and from October 2019 through December 2019. In connection with entering into the reinsurance agreement with Triangle Re 2021-1, we believe that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2021-1 is assuming significant insurance risk and a reasonable possibility of significant loss. Triangle Re 2021-1 reinsurance coverage is derived by applying a reinsurance cession percentage to the MI coverage for each loan to get to an Aggregate Exposed Principal Balance (“AEPB”). This AEPB accounts for any existing reinsurance and ensures we retain a minimum 5% vertical risk retention on each loan. For the reinsurance coverage, we retain the first layer of aggregate losses up to $212.1 million. Triangle Re 2021-1 provides 100.0% reinsurance coverage for losses above our retained first layer up to $495.0 million.
On October 22, 2020, we obtained $349.6 million of excess of loss reinsurance coverage from Triangle Re 2020-1 on a portfolio of existing mortgage insurance policies written from January 2020 through August 2020. In connection with entering into the reinsurance agreement with Triangle Re 2020-1, we concluded that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2020-1 is assuming significant insurance risk and a reasonable possibility of significant loss. For the reinsurance coverage, we retain the first layer of aggregate losses up to $521.8 million. Triangle Re 2020-1 provides 67.0% reinsurance coverage for losses above our retained first layer up to $349.6 million.
On November 25, 2019, we obtained $302.8 million of excess of loss reinsurance coverage with Triangle Re 2019-1, on a portfolio of existing mortgage insurance policies written from January 2019 through September 2019. In connection with entering into the reinsurance agreement with Triangle Re 2019-1, we concluded that the risk transfer requirements for reinsurance accounting were met as Triangle Re 2019-1 is assuming significant insurance risk and a reasonable possibility of significant loss. For the reinsurance coverage, we retain the first layer of aggregate losses up to $237.7 million. Triangle Re 2019-1 provides 63.7% reinsurance coverage for losses above our retained first layer up to $302.8 million.
Other excess of loss reinsurance treaties
On February 4, 2021, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which will provide up to $205.8 million of reinsurance coverage on a portion of current and expected new insurance written for the 2021 book year, effective January 1, 2021.
Effective April 1, 2020, we executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on subject loans written between book years 2009 and 2019 to help mitigate higher levels of delinquencies as a result of COVID-19.
Effective January 1, 2020, we executed an excess of loss reinsurance transaction with a panel of reinsurers covering a portion of the loss tier on the then current and expected new insurance written for the 2020 book year. We also entered into excess of loss reinsurance agreements with other external panels of reinsurers covering our 2016 through 2019 books of business.
Subsequent to year end, on January 27, 2022 we executed an excess of loss reinsurance transaction with a panel of reinsurers, which will provide up to $294 million of reinsurance coverage on a portion of current and expected new insurance written for the 2022 book year, effective January 1, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
(7)Borrowings
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2021	2020
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(9,584)	(11,838)
Total	$740,416	$738,162
On August 21, 2020, we issued $750 million in aggregate principal amount of 6.5% senior notes due in 2025. We incurred $12.6 million of borrowing costs that were deferred and were netted against the principal amount of the notes. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. These notes mature on August 15, 2025. We may redeem the notes in whole or in part at any time prior to February 15, 2025, at our option by paying a make-whole premium plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, we may redeem the notes in whole or in part at our option at 100% of the principal amount plus accrued and unpaid interest. The notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if we breach the terms of the indenture.
We committed to retain $300 million of the net proceeds from the issuance of these notes that can be drawn down exclusively for our debt service or to contribute to GMICO to meet its regulatory capital needs. The current balance of the 2025 Senior Notes proceeds required to be held by the holding company is approximately $252 million.
(8)Income taxes
Income before income taxes and change in fair value of unconsolidated affiliate of $695.1 million, $472.4 million and $718.2 million in 2021, 2020 and 2019, respectively, was domestic.
The total provision for income taxes was as follows for the years ended December 31:

(Amounts in thousands)	2021	2020	2019
Current federal income taxes	$147,213	$89,940	$152,748
Deferred federal income taxes	(1,454)	9,619	(562)
Total federal income taxes	145,759	99,559	152,186
Current state income taxes	2,742	924	294
Deferred state income taxes	30	1,514	3,352
Total state income taxes	2,772	2,438	3,646
Total provision for income taxes	$148,531	$101,997	$155,832
We had current income taxes receivable of $1.1 million and $5.4 million as of December 31, 2021 and 2020.
We paid federal taxes of $143.5 million and state taxes of $2.4 million for the year ended December 31, 2021; federal taxes of $55.4 million and state taxes of $1.6 million for the year ended December 31, 2020; and federal taxes of $166.2 million and state taxes of $0.3 million for the year ended December 31, 2019.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.3	0.4	0.4
Other, net (1)	0.1	0.2	0.3
Effective rate	21.4%	21.6%	21.7%
_______________
(1)“Other, net” is comprised primarily nondeductible expenses offset by prior year true-ups and tax exempt income.
The components of the deferred income taxes were as follows as of December 31:

(Amounts in thousands)	2021	2020
Assets:
Accrued commissions and general expenses	$8,670	$6,813
Net operating loss carry forwards	—	850
Unearned premium and loss reserves	35,331	36,917
State income taxes	6,961	7,166
Other	3,696	271
Gross deferred income tax assets	54,658	52,017
Valuation allowance	(6,268)	(6,443)
Total deferred income tax assets	48,390	45,574
Liabilities:
Deferred acquisition costs	5,697	6,042
Net unrealized gains on investment securities	22,577	56,302
Investments	16,923	17,937
Other	4,779	2,104
Total deferred income tax liabilities	49,976	82,385
Net deferred income tax asset (liability)	$(1,586)	$(36,811)
The above valuation allowance of $6.3 million and $6.4 million as of December 31, 2021 and 2020, respectively, related to state deferred tax assets. The state deferred tax assets related primarily to the future deductions associated with non-insurance and insurance net operating loss (“NOL”) carryforwards.
As of December 31, 2021, there were no U.S. federal NOL carryforwards.
There was no unrecognized tax benefits as of December 31, 2021 and 2020.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. We have recorded $0 of benefits related to interest and penalties for 2021, 2020 and 2019.
As previously discussed, we have elected to participate in the Genworth consolidated return. All Genworth companies domesticated in the United States are included in the Genworth consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. With possible exceptions, we are no longer subject to U.S. federal tax examinations for years through 2017. Any exposure with respect to these pre-2018 years has been sufficiently recorded in the financial statements. Potential state

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations.
We are part of the 2021 Amended and Restated Tax Allocation Agreement “TAA” between Genworth and certain of our subsidiaries. The TAA was approved by state insurance regulators and our Board of Directors. The tax allocation methodology is based on the separate return liabilities with offsets for losses and credits utilized to reduce the current consolidated tax liability as allowed by applicable law and regulation. Our policy is to settle intercompany tax balances quarterly, with a final settlement after filing of Genworth’s federal consolidated U.S. corporate income tax return.
Additionally, Genworth Mortgage Insurance Corporation, Enact Mortgage Reinsurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina and Enact Financial Assurance Corporation (collectively, the “MI Group”), were parties to a supplemental tax sharing agreement that allowed them to accelerate the utilization of benefits as if they filed a stand-alone MI Group federal income tax return, even if those benefits had not been utilized in the consolidated federal return (“deemed used losses”). If any deemed used losses are subsequently actually used in a consolidated return, the members of the MI Group which received the benefit for such deemed used losses would not receive a second benefit for such losses. Also, if any member of the MI Group received benefit for any deemed used losses and leaves the consolidated group before such deemed used losses are actually used in a consolidated return, such member will repay such benefit received. Any benefits generated by the MI Group after January 1, 2021 will follow the TAA mentioned above, which does not allow for an acceleration when utilizing benefits.
The TAA prevents any allocation of tax to a separate company that is greater than the tax incurred on a separate company basis, subject to consolidated loss carry-forward adjustments. The total tax refund allocated to the MI Group, therefore, may exceed the consolidated tax refund received.
Separate Return Method
If during the year ended December 31, 2021, we had computed taxes using the separate return method, the unaudited pro forma provision for income taxes would remain unchanged.
(9)Employee benefits
As a consolidated company within Genworth, our employees are generally provided a number of Genworth employee benefits. Genworth, as sponsor of the plans described below (collectively, “Shared Plans”), is ultimately responsible for maintenance of these plans in compliance with applicable laws. Our obligation results from an allocation of our share of expenses from Genworth’s plans based on benefits eligible earnings. Benefits eligible earnings includes base pay, overtime, annual incentives and sales commissions.
We account for such Shared Plans as multiemployer benefit plans. Accordingly, we do not record an asset or liability to recognize the funded status of the Shared Plans. We recognize a liability only for any required contributions to the Shared Plans that are accrued and unpaid at the balance sheet date, which is included within other liabilities in the consolidated balance sheets.
Pension and Retiree Health and Life Insurance Benefit Plans
Most of our employees are enrolled in a qualified defined contribution pension plan sponsored by Genworth. The plan is 100% funded by Genworth. Genworth makes annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. Expenses associated with the qualified defined contribution pension plan were $2.1 million in 2021, and $2.7 million in 2020 and 2019.
In addition, certain employees also participate in non-qualified defined contribution plans and qualified and non-qualified defined benefit pension plans sponsored by Genworth. Expenses associated with non-

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
qualified defined contribution plans were $1.0 million, $0.8 million and $0.6 million for 2021, 2020 and 2019, respectively. Expenses allocated to us for qualified and non-qualified defined benefit pension plans were $0.4 million in 2021, and $0.3 million in 2020 and 2019.
Genworth provides retiree health benefits to our employees hired prior to January 1, 2005, who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, Genworth announced that eligibility for retiree medical benefits will be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. Genworth also provides retiree life and long-term care insurance benefits. Expenses allocated to us for retiree health and life insurance benefits plans were $0.5 million, $0.5 million and $0.6 million for the years ended 2021, 2020 and 2019, respectively.
Savings Plans
Our employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. Genworth makes matching contributions equal to 100% of the first 4% of pay deferred by an employee and 50% of the next 2% of pay deferred by an employee so that our matching contribution does not exceed 5% of an employee’s pay. Employees do not vest immediately in Genworth matching contributions but fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of Genworth’s life insurance subsidiaries.
Prior to January 2021, employees also had the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution savings plan. Several years ago, Genworth had contracted with Newport Trust Company (“Newport”) to act as an independent fiduciary and investment manager with respect to Genworth stock in the defined contribution savings plan. The independent fiduciary’s role is to act on behalf of a plan to protect the interests of participants and beneficiaries. As part of its on-going process, on January 8, 2021, Newport froze the fund and accordingly, future investments or transfers into the fund are no longer permitted.
Our cost associated with these plans was $3.4 million, $3.2 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability dental and long-term care insurance, among others. Our long-term care insurance is provided through Genworth’s long-term care insurance products.
(10)Share based compensation
EHI share based compensation
In connection with our initial public offering in 2021, share based awards were granted to employees and directors including restricted stock units (“RSUs”) for employees and deferred stock units (“DSUs) to directors. In 2021 Enact Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) was adopted and approved by EHI’s stockholders. Under the 2021 Omnibus incentive Plan, EHI was authorized to grant a maximum number of shares of Common Stock for issuance not to exceed 4 million shares.
Share-based compensation expense under the 2021 Omnibus Plan was $1.5 million, for the year ended December 31, 2021 and was included with acquisition and operating expenses, net of deferrals in the consolidated statement of income. Stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
During 2021, the Company issued RSUs to our employees with average restriction periods of three years, with a fair value of $19.00 and $21.17, which were measured at the market price of a share of the Company’s Class A Common Stock on the grant date.
In connection with our special cash dividend paid in the fourth quarter of 2021, dividend equivalent shares were issued to RSU and DSU holders as of the dividend date. The grant date fair value was $21.25 per share, or $0.8 million, which was paid in December 2021. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors.
The following table summarizes the status of the equity-based awards as of December 31, 2021:

	RSUs		DSUs
Awards in thousands	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of December 31, 2020	—	$—	—	$—
Granted	628	$19.02	17	$20.87
Dividend equivalents	36	$21.25	—	$—
Terminated	(10)	$19.00	—	$—
Balance as of December 31, 2021	654	$19.02	17	$20.87
As of December 31, 2021, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $11.0 million. This expense is expected to be recognized over a weighted-average period of approximately three years.
Genworth share based compensation
Prior to May 2012, share-based awards were granted to employees and directors, including stock options, stock appreciation rights (“SARs”) and RSUs under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by Genworth’s stockholders. Under the 2012 Omnibus Incentive Plan, Genworth was authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”) was approved by Genworth’s stockholders. Under the 2018 Omnibus Incentive Plan, Genworth is authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. The 2004 Omnibus Incentive Plan together with the 2012 Omnibus Incentive Plan and the 2018 Omnibus Incentive Plan are referred to collectively as the “Omnibus Incentive Plans.”
Share-based compensation expense under the Omnibus Incentive Plans was $5.5 million, $4.4 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included within acquisition and operating expenses, net of deferrals in the consolidated statements of income. For awards issued prior to January 1, 2006, share-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, share-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
For purposes of determining the fair value of share-based payment awards on the date of grant, Genworth has historically used the Black-Scholes Model. However, no SARs or stock options were granted during 2021, 2020 or 2019 and therefore the Black-Scholes Model was not used in those respective years. The Black-Scholes Model requires the input of certain assumptions that involve

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
judgment. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies.
During 2021, 2020 and 2019, Genworth issued RSUs to our employees with average restriction periods of three years, with a fair value of $3.31, $3.53 and $3.36, respectively, which were measured at the market price of a share of Genworth’s Class A Common Stock on the grant date.
During 2021, 2020 and 2019,we granted performance stock units (“PSUs”) with a weighted-average fair value of $3.45, $3.03 and $4.61, respectively. The PSUs were granted at market price as of the approval date by Genworth’s Board of Directors. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.
The PSUs granted in 2021 have a three-year measurement period starting on January 1, 2021, going through December 31, 2023. The performance metrics are based on Genworth’s consolidated adjusted operating income and its stockholder return relative to certain of its peer companies as of the grant date. The grant-date fair value for the adjusted operating income performance measure was $3.31. The grant date fair value for total relative stockholder return performance metric was $4.18, which was calculated using the Monte Carlo simulation with the following valuation assumptions.

Valuation assumptions:
Valuation-Date Stock Price	$3.31
Volatility	65.0%
Dividends Yield	—%
Risk-Free Rate	0.3%
Value Cap	800% of the grant date stock price
The PSUs granted in 2020 have a three-year measurement period starting on January 1, 2020, going through December 31, 2022. The performance metrics are based on adjusted operating income of Genworth’s U.S. Mortgage Insurance and Australia Mortgage Insurance segments and gross incremental annual premiums in Genworth’s long-term care insurance business, defined as approved weighted-average premium rate increases multiplied by the annualized in-force premiums.
The PSUs granted in 2019 have a three-year measurement period starting on January 1, 2019 going through December 31, 2021. The performance metric is based on consolidated Genworth’s adjusted operating income.
For all PSU awards granted, the compensation committee of Genworth’s Board of Directors determines and approves no later than March 15, following the end of the three-year performance period for each applicable performance period, the number of units earned and vested for each distinct performance period.
Expense associated with our PSUs was $1.3 million in 2021 and less than $1.0 million in years 2020 and 2019.
In 2021, 2020 and 2019, Genworth granted cash awards with a fair value of $1.00. Genworth has performance-based cash awards, which vested and paid out in 2021. Genworth also has time-based cash awards, which vest over three years, with a third of the payout occurring per year as determined by the

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
vesting period, beginning on the first anniversary of the grant date. The following table summarizes cash award activity as of December 31, 2021, 2020 and 2019:

(Number of awards in thousands)	Performance-based cash awards	Time-based cash awards
Balance as of January 1, 2019	2,597	4,715
Granted	489	3,411
Vested	(1,443)	(2,220)
Forfeited	(190)	(370)
Balance as of January 1, 2020	1,453	5,536
Granted	—	3,569
Performance adjustment	261	—
Vested	(1,178)	(2,324)
Forfeited	(6)	(214)
Balance as of December 31, 2020	530	6,567
Granted	—	4,330
Performance adjustment	449	83
Vested	(979)	(3,348)
Forfeited	—	(685)
Balance as of December 31, 2021	—	6,947
The following table summarizes stock option activity as of December 31, 2021, 2020 and 2019:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2019	103	$11.36
Granted	—	$—
Exercised	(25)	$2.46
Expired and forfeited	—	$—
Balance as of January 1, 2020	78	$14.18
Granted	—	$—
Exercised	—	$—
Expired and forfeited	(78)	$14.18
Balance as of December 31, 2020	—	$—
Granted	—	$—
Exercised	—	$—
Expired and forfeited	—	$—
Balance as of December 31, 2021	—	$—
Exercisable as of December 31, 2021	—	$—

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
There were no stock options outstanding as of December 31, 2021.
The following table summarizes the status of other equity-based awards as of December 31, 2021, 2020 and 2019:

	RSUs		PSUs		SARs
Awards in thousands	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2019	94	$7.38	—	$—	666	$2.76
Granted	135	$3.36	135	$4.61	—	$—
Exercised	(85)	$7.38	—	$—	—	$—
Terminated	(9)	$7.38	—	$—	(24)	$2.76
Balance as of January 1, 2020	135	$3.36	135	$4.61	642	$2.76
Granted	134	$3.53	134	$3.03	—	$—
Exercised	(45)	$3.36	—	$—	—	$—
Terminated	—	$—	—	$—	(97)	$2.77
Balance as of December 31, 2020	224	$3.46	269	$3.82	545	$2.76
Granted	316	$3.31	303	$3.45	—	$—
Employee Transfer	—	$—	—	$—	18	$2.77
Exercised	(90)	$3.44	—	$—	—	$—
Terminated	—	$—	—	$—	(87)	$3.12
Balance as of December 31, 2021	450	$3.36	572	$3.63	476	$2.70
As of December 31, 2021, and 2020, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $2.5 million and $1.4 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years and less than one year, respectively.
In 2021 and 2020, there was no cash received from stock options exercised in each year. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $0.7 million and $0.8 million as of December 31, 2021 and 2020, respectively.
(11)Related party transactions
Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources, employee benefit administration and legal). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $44.5 million, $50.3 million and $37.0 million in 2021, 2020 and 2019, respectively.
Our investment portfolio is managed by Genworth. Under the terms of the investment management agreement we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the consolidated statements of income. The total investment expenses paid to Genworth were $5.2 million, $5.2 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans. See Note 9 and Note 10 for further information.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.3 million, $1.3 million and $1.5 million for these services in 2021, 2020 and 2019, respectively.
We previously held an investment in common shares of Genworth Canada. Genworth Canada was consolidated within Genworth until its sale on December 12, 2019. We received dividends from Genworth Canada of $41.9 million in 2019, which is included within change in fair value of unconsolidated affiliate, net of tax in the consolidated statements of income.
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings. Refer to Note 3 for further details.
We paid cash dividends of $163.4 million, $437.4 million and $250.0 million to Genworth in 2021, 2020 and 2019, respectively. The amount and timing of future dividends will depend on the economic recovery from COVID-19, among other factors. Refer to Note 13 for further details on dividend restrictions.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually. Refer to Note 8 for further details.
The consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of December 31:

(Amounts in thousands)	2021	2020
Amounts payable to Genworth	$8,316	$12,371
Amounts receivable from Genworth	$133	$371
(12) Commitments and contingencies
Leases
We lease certain office facilities, equipment and automobiles under operating leases. Operating lease right-of-use assets of $15.5 million and $18.1 million as of December 31, 2021 and 2020, respectively, were recorded in other assets on the consolidated balance sheets. Operating lease liabilities of $17.7 million and $20.4 million as of December 31, 2021 and 2020, respectively, were recorded in other liabilities on the consolidated balance sheets. Operating lease expenses were approximately $3.9 million, $4.0 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. See

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
Note 2 for additional information related to operating leases. The following table presents future minimum rent payments under operating leases as of December 31, 2021:

(Amounts in thousands)	Future minimum payments under operating leases
2022	$2,966
2023	3,601
2024	3,682
2025	3,765
2026	3,850
2027 and thereafter	3,936
Total lease payments	21,800
Imputed interest	(4,143)
Operating lease liabilities	$17,657
Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our business and are also subject to litigation arising out of our general business activities, such as our contractual and employment relationships. Past legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the mortgage insurance industry in which we operate. We have been, or may become, subject to lawsuits or regulatory investigations alleging, among other things, issues relating to violations of the Real Estate Settlement and Procedures Act of 1974 (“RESPA”) or related state anti-inducement laws, mortgage insurance policy rescissions and curtailments, pricing structures and general business practices, and breaching duties related to the privacy and information security of customer information. Plaintiffs in lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.
(13)Statutory information
Statutory Accounting Principles
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. These statements of statutory accounting principles (“SSAP”) are established by a variety of National Association of Insurance Commissioners ("NAIC") publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2021, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-to-capital ratios being different from what would have been reported had NAIC statutory accounting practices been followed.
The key areas where SSAP financial statements differ from financial statements presented on a U.S. GAAP basis include:
(a)Under SSAP, mortgage insurance companies are required each year to establish a special contingency reserve in their statutory financial statements to provide for losses in the event of

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums earned in such year. Such amount must be maintained in the contingency reserve for 10 years, after which time it is released to unassigned surplus. Prior to 10 years, the contingency reserve may be reduced with regulatory approval to the extent that losses in any calendar year exceed 35% of earned premiums for such year.
(b)Under SSAP, insurance policy acquisition costs are charged against operations in the year incurred. Under U.S. GAAP, such costs are deferred and amortized.
(c)Under SSAP, income tax expense is calculated on the basis of amounts currently payable. Generally, deferred tax assets are recognized under both SSAP and U.S. GAAP when it is more likely than not that the deferred tax asset will be realized. However, SSAP standards impose additional admissibility requirements whereby deferred tax assets are only recognized to the extent they are expected to be recovered within a one- to three-year period subject to a capital and surplus limitation. Changes in deferred tax assets and liabilities are recognized as a direct benefit or charge to unassigned surplus, whereas under U.S. GAAP changes in deferred tax assets and liabilities, except for changes in unrealized gains and losses on available-for-sale securities, are recorded as a component of income tax expense.
(d)Under SSAP, investment grade fixed-maturity investments are valued at amortized cost and below-investment grade securities are carried at the lower of amortized cost or market value. Under U.S. GAAP, those investments that we do not have the ability or intent to hold to maturity are considered to be either available for sale or trading securities and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to equity or current operations, as applicable.
(e)Under SSAP, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected in our U.S. GAAP financial statements.
The table below presents statutory net income, statutory policyholders’ surplus and contingency reserve for the combined insurance subsidiaries as of and for the years ended December 31:

(Amounts in thousands)	2021	2020	2019
Statutory net income	$593,093	$404,315	$847,384
Statutory policyholders’ surplus	$1,397,229	$1,555,035	$1,632,518
Contingency reserve	$3,042,117	$2,518,194	$2,031,563
Statutory Capital Requirements
Mortgage insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Our insurance subsidiaries are domiciled in North Carolina. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2021 and 2020, the risk-to-capital ratio for our combined insurance subsidiaries under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”) was approximately 12.2:1 and 12.1:1, respectively. Each of our insurance subsidiaries met its respective capital requirement as of 2021 and 2020.
PMIERs Regulatory Requirements
Mortgage insurers must meet the private mortgage insurer eligibility requirements (“PMIERs”) as set forth by each GSE in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
During 2020, the GSEs issued several amendments to PMIERs. The December 4, 2020 version extended the application of reduced PMIERs capital factors to each non-performing loan that has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 and capital preservation period from March 31, 2021 to June 30, 2021.
The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force (“RIF”) and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value (“LTV”) mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.” The amount of capital that GMICO may be required in the future to maintain the “Minimum Required Assets” as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the Federal Housing Finance Agency (“FHFA”) as and after they are implemented; (ii) the future performance of the housing market, including as a result of COVID-19 and the length and speed of recovery; (iii) our generation of earnings in our business, “Available Assets” and “Minimum Required Assets,” reducing RIF and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs may be higher than currently anticipated. In the absence of a premium increase for new business, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) our ability to complete credit risk transfer (“CRT”) transactions on our anticipated terms and timetable, which, as applicable, are subject to market conditions, third-party approvals and other actions (including approval by the GSEs), and other factors that are outside of our control and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through these transactions.
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposes temporary capital preservation provisions through June 30, 2021, that require an approved insurer to obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
expense-sharing agreements, even if such insurer has a surplus of available assets. Therefore, the PMIERs Amendment may restrict or prevent GMICO from paying us dividends.
The PMIERs Amendment additionally imposes permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency (“FEMA”)-Declared Major Disaster Areas eligible for individual assistance.
Our assessment of PMIERs compliance is based on a number of factors, including our understanding of the GSEs’ interpretation of the PMIERs financial requirements. The GSEs require our mortgage insurance subsidiaries not to exceed a maximum statutory RTC ratio of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit for reinsurance and other CRT transactions available under PMIERs indicated in their approval letters. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs. If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions (as defined herein) and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2021, we had available assets of $5,077 million against $3,074 million net required assets under PMIERs, compared to available assets of $4,588 million against $3,359 million net required assets as of December 31, 2020. The sufficiency above the published PMIERs financial requirements as of December 31, 2021, was $2,003 million, compared to $1,229 million above the published PMIERs requirements as of December 31, 2020, resulting in a PMIERs sufficiency ratio of 165% and 137% as of December 31, 2021 and 2020, respectively, which in each case, was above the requirement imposed by the GSE Restrictions that required us to maintain a PMIERs sufficiency ratio of 115% in 2020. In addition, our PMIERs required assets as of December 31, 2021 and December 31, 2020, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $390 million of benefit to our December 31, 2021 PMIERs required assets and $1,046 million to our December 31, 2020 required assets. Our CRT transactions provided an estimated aggregate of $1,404 million of PMIERs capital credit as of December 31, 2021 compared to $936 million on as of December 31, 2020.
Dividend Restrictions
The majority of our investments are held by our regulated U.S. mortgage insurance subsidiaries which may be limited in their ability to make dividends or distributions to a holding company in the future due to restrictions related to their capital levels. Our U.S. mortgage insurance subsidiaries are required to maintain minimum capital on a statutory basis, as well as pursuant to the PMIERs promulgated by the GSEs. Moreover, even where such dividends or distributions would not cause capital to fall below the minimum levels required by state insurance regulators and the GSEs, all proposed dividends or distributions, regardless of amount and source, by our U.S. mortgage insurance subsidiaries are subject to review and potential disapproval by the North Carolina Commissioner of Insurance (the “Commissioner”). Within that general regulatory right of review process, there are three (3) minor procedural variances depending on (i) the amount of the dividend or distribution as well as (ii) the source thereof. As regards amount, dividends and distributions may be classified as either “ordinary” or “extraordinary.” (1) The review standard for an “ordinary” dividend or distribution is that notice must be given to the Commissioner 30 days in advance of the proposed payment date, during which period the Commissioner may disapprove the proposed dividend or distribution. An “extraordinary dividend or distribution” is defined by statute as one, which combined with all others made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) net income, excluding realized capital gains, for the 12-month period ending the preceding December 31. (2) The review standard for an “extraordinary” dividend or distribution is effectively the same as that for an “ordinary” dividend or distribution that the insurer must give 30 days’

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
notice and the Commissioner has not disapproved the proposal in that 30-day period. For both “ordinary” and “extraordinary” dividends, the Commissioner has the option to affirmatively grant approval prior to the expiration of the 30-day notice period. (3) Finally, as regards source of funds, the payment of any dividend or distribution from any source other than unassigned surplus, regardless of the amount, requires prior written approval of the Commissioner. In each of the three (3) instances, approval or non-disapproval of any dividend or distribution is based upon the reasonableness of the insurer’s surplus in relation to its outstanding liabilities and the adequacy of its surplus relative to its financial needs. Based on estimated statutory results as of December 31, 2021, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $69.7 million from unassigned surplus in 2022 without obtaining prior regulatory approval, although notice of the intent to pay must be provided to the Commissioner 30 days in advance thereof during which period the Commissioner may review the dividend pursuant to statutory standards.
(14)Accumulated other comprehensive income (loss)
The following table presents a roll-forward of accumulated other comprehensive income (loss):

(Amounts in thousands)	Net unrealized gains (losses) on investments	Foreign currency translation	Total
Balance January 1, 2019, net of tax	$(26,522)	$—	$(26,522)
Other comprehensive income (loss) before reclassifications	120,505	—	120,505
Amounts reclassified (from) to other comprehensive income (loss)	(552)	—	(552)
Total other comprehensive income (loss)	119,953	—	119,953
Balance January 1, 2020, net of tax	93,431	—	93,431
Other comprehensive income (loss) before reclassifications	112,307	—	112,307
Amounts reclassified (from) to other comprehensive income (loss)	2,640	—	2,640
Total other comprehensive income (loss)	114,947	—	114,947
Balance December 31, 2020, net of tax	208,378	—	208,378
Cumulative effect of changes in accounting	281	—	281
Other comprehensive income (loss) before reclassifications	(124,908)	(7)	(124,915)
Amounts reclassified (from) to other comprehensive income (loss)	(163)	—	(163)
Total other comprehensive income (loss) and other adjustments	(124,790)	(7)	(124,797)
Balance December 31, 2021, net of tax	$83,588	$(7)	$83,581
The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item in consolidated statement of income
(Amounts in thousands)	2021	2020	2019
Net unrealized gains (losses) on investments	$206	$(3,342)	$698	Net investment gains (losses)
Benefit (expense) for income taxes	(43)	702	(147)	Provision for income taxes

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
(15)Earnings per share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the year ended December 31, 2021, the calculation of dilutive weighted average shares considers the impact of restricted stock units issued to employees as well deferred stock units issued to our directors. For the years ended December 31, 2020 and 2019, we had no instruments outstanding that would be dilutive to earnings per share.
The following table presents the computation of earnings per share for the years ended December 31:

(Amounts in thousands, except per share amounts)	2021	2020	2019
Net income available to EHI common stockholders	$546,685	$370,421	$677,628
Net income per common share:
Basic	$3.36	$2.27	$4.16
Diluted	$3.36	$2.27	$4.16
Weighted average common shares outstanding:
Basic	162,840	162,840	162,840
Diluted	162,879	162,840	162,840

SCHEDULE I
ENACT HOLDINGS, INC.
Summary of Investments—Other Than Investments in Related Parties
As of December 31, 2021, the amortized cost, fair value and carrying value of our invested assets were as follows:

(Amounts in thousands)	Amortized cost	Fair value	Carrying value
U.S. government, agencies and GSEs	$56,547	$58,408	$58,408
State and political subdivisions	531,927	538,453	538,453
Non-U.S. government	22,358	22,416	22,416
U.S. corporate	2,863,100	2,945,303	2,945,303
Non-U.S. corporate	652,503	666,594	666,594
Other asset-backed	1,033,739	1,035,165	1,035,165
Total	$5,160,174	$5,266,339	$5,266,339
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
Balance Sheets

	December 31,
(Amounts in thousands)	2021	2020
Assets
Investments in subsidiaries	$4,597,088	$4,333,551
Cash and cash equivalents	264,207	300,318
Other assets	3,731	3,832
Total assets	$4,865,026	$4,637,701
Liabilities and equity
Liabilities:
Other liabilities	19,087	17,728
Long-term borrowings	740,416	738,162
Total liabilities	759,503	755,890
Equity:
Common stock	1,628	1,628
Additional paid-in capital	2,371,861	2,368,699
Accumulated other comprehensive income	83,581	208,378
Retained earnings	1,648,453	1,303,106
Total equity	4,105,523	3,881,811
Total liabilities and equity	$4,865,026	$4,637,701
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
Statements of Income

	Years ended December 31,
(Amounts in thousands)	2021	2020	2019
Revenues:
Net investment income	$43	$23	$—
Total revenues	43	23	—
Expenses:
Acquisition and operating expenses, net of deferrals	4,500	1	—
Interest expense	51,009	18,244	—
Total expenses	55,509	18,245	—
Loss before income taxes and equity in income of subsidiaries	(55,466)	(18,222)	—
Benefit for income taxes	(11,683)	(3,831)	—
Loss before equity in income of subsidiaries	(43,783)	(14,391)	—
Equity in income of subsidiaries	590,468	384,812	677,628
Net income	$546,685	$370,421	$677,628
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
Statements of Comprehensive Income

	Years ended December 31,
(Amounts in thousands)	2021	2020	2019
Net income	$546,685	$370,421	$677,628
Other comprehensive income, net of taxes:
Net unrealized gains (losses) on securities	(125,071)	114,947	119,953
Foreign currency translation	(7)	—	—
Other comprehensive income	(125,078)	114,947	119,953
Total comprehensive income	$421,607	$485,368	$797,581
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
Statements of Cash Flows

	Years ended December 31,
(Amounts in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$546,685	$370,421	$677,628
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from subsidiaries	(590,468)	(384,812)	(677,628)
Dividends from subsidiaries	230,000	—	250,008
Stock compensation expense	1,496	—	—
Amortization of debt issuance costs	2,254	—	—
Other	67	—	—
Change in certain assets and liabilities:
Other assets	101	(3,832)	—
Other liabilities	1,359	18,240	(8)
Net cash provided by operating activities	191,494	17	250,000
Cash flows from investing activities:
Purchase of equity interest	(27,304)	—	—
Net cash provided by investing activities	(27,304)	—	—
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	737,651	—
Dividends paid	(200,294)	(437,353)	(250,000)
Net cash provided by (used in) financing activities	(200,294)	300,298	(250,000)
Effect of exchange rate changes on cash and cash equivalents	(7)	—	—
Net increase in cash and cash equivalents		300,315	—
Cash and cash equivalents at beginning of year	300,318	3	3
Cash and cash equivalents at end of year	$264,207	$300,318	$3
Supplementary disclosure of cash flow information:
Non-cash capital contributions from Genworth	$903	$6,721	$5,755
Non-cash capital contributions to subsidiaries	$(903)	$(6,721)	$(5,755)
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
Notes to Schedule II
Years Ended December 31, 2021, 2020 and 2019
(1)Organization and purpose
Enact Holdings, Inc. (“EHI”) has been a subsidiary of Genworth since EHI’s incorporation in Delaware in 2012. On May 3, 2021, EHI amended its certificate of incorporation to change its name from Genworth Mortgage Holdings, Inc. Concurrently, we entered into a share exchange agreement with Genworth Holdings, Inc. (“Genworth Holdings”), pursuant to which Genworth Holdings exchanged the 100 shares of our common stock owned by it, representing all of our issued and outstanding capital stock, for 162,840,000 newly-issued shares of common stock, par value $0.01, of EHI. All of the share and per share information presented in the consolidated financial statements, notes to the consolidated financial statements and supplemental schedules to the financial statements has been adjusted to reflect the share exchange on a retroactive basis for all periods and as of all dates presented.
On November 29, 2019, Genworth completed a holding company reorganization whereby Genworth contributed 100% of the issued and outstanding voting securities of EHI to Genworth Holdings, Inc. (“Genworth Holdings”). Post-contribution, EHI was a direct, wholly owned subsidiary of Genworth Holdings, and Genworth Holdings is still a direct, wholly owned subsidiary of Genworth. EHI is a holding company whose subsidiaries offer U.S. mortgage insurance products.
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings. Refer to Note 3 for further details.
(2)Summary of significant accounting policies
The accompanying EHI financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein. These financial statements should be read in conjunction with our consolidated financial statements and the accompanying notes thereto.
EHI includes equity in the income of subsidiaries in its statements of income, which represents the net income of each of its consolidated subsidiaries.
(3)Borrowings
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2021	2020
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(9,584)	$(11,838)
Total	$740,416	$738,162
On August 21, 2020, EHI issued $750.0 million in aggregate principal amount of 6.5% senior notes due in 2025. EHI incurred $12.60 million of borrowing costs that were deferred and were netted against the principal amount of the notes. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. These notes mature on August 15, 2025. EHI may redeem the notes in whole or in part at any time prior to February 15, 2025, at EHI’s option by paying a make-whole premium plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, EHI may redeem the notes in whole or in part at its option at 100% of the principal amount plus accrued and unpaid interest. The notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if EHI breaches the terms of the indenture.

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
EHI committed to retain $300 million of the net proceeds from the issuance of these notes that can be drawn down exclusively for its debt service or to contribute to GMICO to meet its regulatory capital needs. The current balance of the 2025 Senior Notes proceeds required to be held by the holding company is approximately $252 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in our definitive proxy statement or in an amendment to this Annual Report, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be contained in our definitive proxy statement or in an amendment to this Annual Report, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our definitive proxy statement or in an amendment to this Annual Report, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be contained in our definitive proxy statement or in an amendment to this Annual Report, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be contained in our definitive proxy statement or in an amendment to this Annual Report, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1, Financial Statements — See the "Index to Financial Statements" included in Item 8 of this report for a list of the financial statements filed as part of this report.
2. Financial Statement Schedules - See the "Index to Financial Statements" included in Item 8 of this report for a list of the financial statement schedules filed as part of this report.
3. Exhibits.

Exhibit Number	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation of Enact Holdings, Inc.

3.2
Amended and Restated Bylaws of Enact Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2021,

4.1
Indenture, dated August 21, 2020, between Genworth Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Genworth Financial, Inc. on August 25, 2020).

4.2
First Supplemental Indenture, dated August 21, 2020, between Genworth Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Genworth Financial, Inc. on August 25, 2020).

4.3*	Description of Registrant’s Capital Stock.

10.1
Master Agreement, dated September 15, 2021, between Genworth Financial and Enact Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2021).

10.2
Amended and Restated Tax Allocation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.3
Registration Rights Agreement, dated as of September 15, 2021, between Enact Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2021).

10.4*	Shared Services Agreement, dated August 4, 2021, between Enact Holdings, Inc. and Genworth Financial, Inc.

10.5*+	Enact Holdings, Inc. 2021 Omnibus Incentive Plan.

10.6+
Special Severance Payment Agreement between Genworth Financial, Inc. and Rohit Gupta incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.7+
Special Severance Payment Agreement between Genworth Financial, Inc. and Hardin Dean Mitchell (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.8+
Amendment No. 1 to Special Severance Payment Agreement between Genworth Financial, Inc. and Hardin Dean Mitchell (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.9+
Special Severance Payment Agreement between Genworth Financial, Inc. and Evan Stolove (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.10+
Amendment No. 1 to Special Severance Payment Agreement between Genworth Financial, Inc. and Evan Stolove (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.11+
Transition Retention Bonus Agreement between Genworth Financial, Inc. and Hardin Dean Mitchell (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.12+
Transition Retention Bonus Agreement between Genworth Financial, Inc. and Evan Stolove (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.13+
Retention Bonus Agreement between Genworth Financial, Inc. and Rohit Gupta (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.14+
Retention Bonus Agreement between Genworth Financial, Inc. and Hardin Dean Mitchell (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.15+
Retention Bonus Agreement between Genworth Financial, Inc. and Evan Stolove (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.16+
Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Genworth Financial, Inc. for the period ended June 30, 2019).

10.17+
Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Genworth Financial, Inc. for the period ended June 30, 2019).

10.18+
Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Genworth Financial, Inc. for the fiscal year ended December 31, 2015).

10.19+
Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Genworth Financial, Inc. for the fiscal year ended December 31, 2015).

10.20+
Form of Indemnification Agreement between Enact Holdings, Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.21*	Registration Rights Agreement dated as of September 20, 2021 between Enact Holdings, Inc. and the Bayview entities listed therein.

21*	List of subsidiaries of Enact Holdings, Inc.

23*	Consent of KPMG LLP, independent registered accounting firm

24*	Power of attorney

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL
+ Indicates management contact and compensatory plan
* Filed herewith
** Furnished herewith

Item 16. Form 10–K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2022.

By:	/s/ Rohit Gupta
Name:	Rohit Gupta
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Rohit Gupta	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2022
Rohit Gupta

/s/ Hardin Dean Mitchell	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2022
Hardin Dean Mitchell

/s/ James McMullen	Vice President, Controller and Principal Accounting Officer	February 28, 2022
James McMullen

*	Director	February 28, 2022
Thomas J. McInerney

*	Director	February 28, 2022
Daniel J. Sheehan IV

*	Director	February 28, 2022
Dominic Addesso

*	Director	February 28, 2022
Debra W. Still

*	Director	February 28, 2022
John D. Fisk

*	Director	February 28, 2022
Sheila Hooda

*	Director	February 28, 2022
Robert P. Restrepo Jr.

*	Director	February 28, 2022
Westley V. Thompson

*	Director	February 28, 2022
Anne G. Waleski

*By:	/s/ Rohit Gupta
Rohit Gupta
Attorney-in-Fact