Form 10-Q
period 2022-03-31
Enact Holdings, Inc.
filed 2022-05-05
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2022, there were 162,842,219 shares of Common Stock, par value $0.01 per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These forward-looking statements may address, among other things, our expected financial and operational results, the related assumptions underlying our expected results and the quotations of management. These forward-looking statements are distinguished by use of words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. Our forward-looking statements contained herein speak only as of the date of this quarterly report.
Although Enact Holdings, Inc. (the “Company”) believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved and it undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise, except as required by applicable law. Factors or events that we cannot predict, including the following, may cause our actual results to differ from those expressed in forward-looking statements:
•uncertainty around COVID-19 and its variants or the effects of government and other measures seeking to contain its spread, including risks related to an economic downturn or recession in the United States and in other countries around the world;
•inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”) or any other restrictions imposed on us by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), government-sponsored enterprises collectively referred to as the “GSEs”;
•a deterioration in economic conditions or a decline in home prices;
•uncertainty of our loss reserve estimates or inaccuracies in our models;
•competition for our customers or the loss of a significant customer;
•changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance;
•lenders or investors seeking alternatives to private mortgage insurance;
•failure of our risk management or loss mitigation strategies;
•fluctuations in interest rates;
•limited availability of capital or reinsurance;
•adverse actions by rating agencies;
•competition with government-owned enterprises and GSEs;
•failure to manage the risk in our investment portfolio;
•disruption in the servicing of mortgages covered by our insurance policies or poor servicer performance;
•unanticipated claims arising under and risks associated with our delegated underwriting program or contract underwriting program;

•inadequacy of the premiums we charge to compensate for the losses we incur;
•decrease in the volume of Low-Down Payment Loan originations;
•failure to protect our confidential customer information;
•adverse changes in regulatory requirements;
•inability to maintain sufficient regulatory capital;
•risks relating to our continuing relationship with our parent;
•changes in tax laws;
•litigation, regulatory investigations, or other actions;
•changes in accounting principles or policies or in our application of such accounting principles or policies;
•our ability to attract and retain key employees;
•failure or any compromise of the security of our computer systems, disaster recovery systems, business continuity plans and failures to safeguard or breaches of confidential information; and
•occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change
We provide additional information regarding these and other risks and uncertainties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022. In addition, unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We therefore caution you against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable law.

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,271,808 and $5,160,174 as of March 31, 2022 and December 31, 2021, respectively)	$5,093,084	$5,266,339
Cash and cash equivalents	440,160	425,828
Accrued investment income	32,565	31,061
Deferred acquisition costs	27,000	27,220
Premiums receivable (allowance for credit losses of $867 and $948 as of March 31, 2022 and December 31, 2021, respectively)	40,381	42,266
Deferred tax asset	56,060	—
Other assets	103,157	73,059
Total assets	5,792,407	5,865,773
Liabilities and equity
Liabilities:
Loss reserves	625,279	641,325
Unearned premiums	236,410	246,319
Other liabilities	141,125	130,604
Long-term borrowings	741,004	740,416
Deferred tax liability	—	1,586
Total liabilities	1,743,818	1,760,250
Equity:
Common stock ($0.01 par value, 600,000 shares authorized, 162,841 shares issued and outstanding)	1,628	1,628
Additional paid-in capital	2,374,568	2,371,861
Accumulated other comprehensive income	(140,690)	83,581
Retained earnings	1,813,083	1,648,453
Total equity	4,048,589	4,105,523
Total liabilities and equity	$5,792,407	$5,865,773
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2022	2021
Revenues:
Premiums	$234,279	$252,542
Net investment income	35,146	35,259
Net investment losses	(339)	(956)
Other income	502	1,738
Total revenues	269,588	288,583
Losses and expenses:
Losses incurred	(10,446)	55,374
Acquisition and operating expenses, net of deferrals	54,262	57,622
Amortization of deferred acquisition costs and intangibles	3,090	3,838
Interest expense	12,776	12,737
Total losses and expenses	59,682	129,571
Income before income taxes	209,906	159,012
Provision for income taxes	45,276	33,881
Net income	$164,630	$125,131

Net income per common share:
Basic	$1.01	$0.77
Diluted	$1.01	$0.77
Weighted average common shares outstanding:
Basic	162,841	162,840
Diluted	163,054	162,840
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Net income	$164,630	$125,131
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(224,300)	(70,192)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	(1,507)
Foreign currency translation	29	—
Other comprehensive income (loss)	(224,271)	(71,699)
Total comprehensive income	$(59,641)	$53,432
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended March 31, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income (loss):
Net income	—	—	—	164,630	164,630
Other comprehensive loss, net of taxes	—	—	(224,271)	—	(224,271)
Stock-based compensation expense and exercises and other	—	2,707	—	—	2,707
Balance as of March 31, 2022	$1,628	$2,374,568	$(140,690)	$1,813,083	$4,048,589

	Three Months Ended March 31, 2021
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of December 31, 2020	$1,628	$2,368,699	$208,378	$1,303,106	$3,881,811
Cumulative effect of change in accounting, net of taxes	—	—	281	(281)	—
Comprehensive income (loss):
Net income	—	—	—	125,131	125,131
Other comprehensive loss, net of taxes	—	—	(71,699)	—	(71,699)
Capital contributions from Genworth Financial, Inc.	—	83	—	—	83
Balance as of March 31, 2021	$1,628	$2,368,782	$136,960	$1,427,956	$3,935,326

See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Cash flows from operating activities:
Net income	$164,630	$125,131
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on investments	339	956
Amortization of fixed maturity securities discounts and premiums	(961)	(2,845)
Amortization of deferred acquisition costs and intangibles	3,090	3,838
Acquisition costs deferred	(1,629)	(1,777)
Deferred income taxes	2,943	2,349
Stock-based compensation expense	2,715	—
Amortization of debt issuance costs	588	549
Other	(8)	83
Change in certain assets and liabilities:
Accrued investment income	(1,504)	389
Premiums receivable	1,885	4,010
Other assets	2,845	(2,129)
Loss reserves	(16,046)	47,849
Unearned premiums	(9,909)	(26,203)
Other liabilities	11,822	(25,172)
Net cash provided by operating activities	160,800	127,028
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(351,130)	(527,722)
Purchases of short-term investments	—	(12,500)
Proceeds from sales of fixed maturity securities available-for-sale	90,422	230,398
Proceeds from maturities of fixed maturity securities available-for-sale	114,211	161,337
Net cash used in investing activities	(146,497)	(148,487)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	29	—
Net decrease in cash and cash equivalents	14,332	(21,459)
Cash and cash equivalents at beginning of period	425,828	452,794
Cash and cash equivalents at end of period	$440,160	$431,335
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
(1)Nature of Business, Organization Structure and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include, on a consolidated basis, the accounts of Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.). EHI is a subsidiary of Genworth Financial, Inc. (“Genworth” or “Parent”) and has been since EHI’s incorporation in Delaware in 2012.
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
We operate our business through our primary insurance subsidiary, Enact Mortgage Insurance Corporation, (“EMICO”), formerly known as Genworth Mortgage Insurance Corporation, with operations in all 50 states and the District of Columbia. We completed name changes to some of our subsidiary legal entities during the first quarter of 2022. EMICO is an approved insurer by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and we refer to them collectively as the “GSEs.”

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the years ended December 31, 2021 and 2020.

(2)Accounting Changes
Accounting Pronouncements Recently Adopted
We have not adopted new accounting pronouncements in 2022.
Accounting Pronouncements Not Yet Adopted
There are no significant new accounting pronouncements impacting our financial statements.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Fixed maturity securities available-for-sale	$36,534	$36,651
Cash, cash equivalents and short-term investments	10	36
Gross investment income before expenses and fees	36,544	36,687
Investment expenses and fees	(1,398)	(1,428)
Net investment income	$35,146	$35,259

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
Net Investment Losses
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Fixed maturity securities available-for-sale:
Gross realized gains	$350	$494
Gross realized (losses)	(862)	(592)
Net realized gains (losses)	(512)	(98)
Net change in allowance for credit losses on fixed maturity securities available-for-sale	173	(853)
Other	—	(5)
Net investment losses	$(339)	$(956)
There was no recorded allowance for credit losses for fixed maturity available-for-sale securities as of and for the three months ended March 31, 2022.
The following table represents the allowance for credit losses aggregated by security type for fixed maturity available-for-sale securities as of and for the three months ended March 31, 2021:

(Amounts in thousands)	Beginning balance	Cumulative effect of change in accounting	Increase from securities without allowance in previous periods	Securities sold	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$357	$853	$—	$1,210
Total fixed maturity securities available-for-sale	$—	$357	$853	$—	$1,210
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	March 31, 2022	December 31, 2021
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(178,724)	$106,165
Income taxes	38,012	(22,577)
Net unrealized investment gains (losses)	$(140,712)	$83,588

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Beginning balance	$83,588	$208,378
Cumulative effect of change in accounting, net of taxes	—	281
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(285,401)	(91,170)
Provision for income taxes	60,697	19,394
Change in unrealized gains (losses) on investment securities	(224,704)	(71,776)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(108) and $(21), respectively	404	77
Change in net unrealized investment gains (losses)	(224,300)	(71,699)
Ending balance	$(140,712)	$136,960

Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
Fixed Maturity Securities Available-For-Sale
As of March 31, 2022, the amortized cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$56,696	$322	$(267)	$56,751
State and political subdivisions	548,075	4,703	(44,387)	508,391
Non-U.S. government	22,293	—	(764)	21,529
U.S. corporate	2,958,915	22,709	(99,127)	2,882,497
Non-U.S. corporate	654,365	3,232	(27,802)	629,795
Other asset-backed	1,031,464	966	(38,309)	994,121
Total fixed maturity securities available-for-sale	$5,271,808	$31,932	$(210,656)	$5,093,084

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
As of December 31, 2021, the amortized cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$56,547	$1,863	$(2)	$58,408
State and political subdivisions	531,927	10,982	(4,456)	538,453
Non-U.S. government	22,358	248	(190)	22,416
U.S. corporate	2,863,100	98,293	(16,090)	2,945,303
Non-U.S. corporate	652,503	17,556	(3,465)	666,594
Other asset-backed	1,033,739	6,989	(5,563)	1,035,165
Total fixed maturity securities available-for-sale	$5,160,174	$135,931	$(29,766)	$5,266,339
There was no allowance for credit losses recorded fixed maturity securities classified as available-for-sale as of March 31, 2022 or December 31, 2021.
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2022:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$32,790	$(260)	10	$98	$(7)	1	$32,888	$(267)	11
State and political subdivisions	420,551	(42,684)	80	14,755	(1,703)	4	435,306	(44,387)	84
Non-U.S. government	21,529	(764)	2	—	—	—	21,529	(764)	2
U.S. corporate	1,397,388	(77,705)	235	176,407	(21,422)	21	1,573,795	(99,127)	256
Non-U.S. corporate	356,324	(22,716)	65	52,058	(5,086)	6	408,382	(27,802)	71
Other asset-backed	784,348	(35,864)	150	35,196	(2,445)	8	819,544	(38,309)	158
Total for fixed maturity securities in an unrealized loss position	$3,012,930	$(179,993)	542	$278,514	$(30,663)	40	$3,291,444	$(210,656)	582
We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the table above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value is largely due to rising interest rates and recent market volatility, and is not indicative of credit losses. The issuers continue to make timely principal and interest payments.
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
Three Months Ended March 31, 2022 and 2021
(Unaudited)
The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2021:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$103	$(2)	1	$—	$—	—	$103	$(2)	1
State and political subdivisions	255,202	(4,456)	47	—	—	—	255,202	(4,456)	47
Non-U.S. government	10,560	(190)	1	—	—	—	10,560	(190)	1
U.S. corporate	649,927	(14,300)	94	26,181	(1,790)	4	676,108	(16,090)	98
Non-U.S. corporate	183,485	(3,465)	28	—	—	—	183,485	(3,465)	28
Other asset-backed	456,565	(5,549)	76	3,736	(14)	1	460,301	(5,563)	77
Total for fixed maturity securities in an unrealized loss position	$1,555,842	$(27,962)	247	$29,917	$(1,804)	5	$1,585,759	$(29,766)	252
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of March 31, 2022, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$307,077	$308,785
Due after one year through five years	2,101,730	2,093,613
Due after five years through ten years	1,511,589	1,409,678
Due after ten years	319,948	286,887
Subtotal	4,240,344	4,098,963
Other asset-backed	1,031,464	994,121
Total fixed maturity securities available-for-sale	$5,271,808	$5,093,084
As of March 31, 2022, securities issued by finance and insurance, consumer—non-cyclical, technology and communications, and utilities industry groups represented approximately 29%, 15%, 13%, and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of March 31, 2022, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of March 31, 2022 and December 31, 2021, $25.9 million and $22.9 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
(4)Fair Value
Recurring Fair Value Measurements
We have fixed maturity securities, which are carried at fair value. The fair value of fixed maturity securities and are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2022.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of March 31, 2022, and December 31, 2021.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 88% of our portfolio was priced using third-party pricing services as of March 31, 2022. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2022:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$56,751	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$508,391	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$21,529	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,451,938	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$445,763	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Other asset-backed	$994,121	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $187.1 million and $99.6 million, respectively, as of March 31, 2022. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $3.5 million as of March 31, 2022.
Internal models
A portion of our U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $324.4 million as of March 31, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$56,751	$—	$56,751	$—
State and political subdivisions	508,391	—	508,391	—
Non-U.S. government	21,529	—	21,529	—
U.S. corporate	2,882,497	—	2,639,034	243,463
Non-U.S. corporate	629,795	—	545,377	84,418
Other asset-backed	994,121	—	994,121
Total	$5,093,084	$—	$4,765,203	$327,881

	December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$58,408	$—	$58,408	$—
State and political subdivisions	538,453	—	538,453	—
Non-U.S. government	22,416	—	22,416	—
U.S. corporate	2,945,303	—	2,724,570	220,733
Non-U.S. corporate	666,594	—	582,930	83,664
Other asset-backed	1,035,165	—	1,010,942	24,223
Total	$5,266,339	$—	$4,937,719	$328,620
We did not have any liabilities recorded at fair value as of March 31, 2022, and December 31, 2021.
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2022	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,733	$(15)	$(16,784)	$39,969	$(440)	$—	$—	$243,463	$(15)	$(16,784)
Non-U.S. corporate	83,664	(84)	(5,337)	10,000	(106)	—	(3,719)	84,418	(84)	(5,044)
Other asset-backed	24,223	—	(1,624)	—	—	—	(22,599)	—	—	—
Total	$328,620	$(99)	$(23,745)	$49,969	$(546)	$—	$(26,318)	$327,881	$(99)	$(21,828)
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2021	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$119,373	$(30)	$(3,145)	$—	$(5,487)	$—	$—	$110,711	$(30)	$(3,145)
Non-U.S. corporate	95,751	(16)	(1,743)	29,426	(105)	—	(4,392)	118,921	(11)	(1,826)
Other asset-backed	13,781	—	56	—	(911)	—	(2,568)	10,358	—	6
Total	$228,905	$(46)	$(4,832)	$29,426	$(6,503)	$—	$(6,960)	$239,990	$(41)	$(4,965)
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2022:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$239,952	Credit spreads	42 - 166	113
Non-U.S. corporate	Internal models	$84,418	Credit spreads	85 - 165	119
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
Three Months Ended March 31, 2022 and 2021
(Unaudited)
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	March 31, 2022		December 31, 2021
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$741,004	$775,110	$740,416	$821,033

(5)Loss Reserves
Activity for the liability for loss reserves for the three months ended March 31, is summarized as follows:

(Amounts in thousands)	2022	2021
Loss reserves, beginning balance	$641,325	$555,679
Run-off reserves	(681)	(654)
Net loss reserves, beginning balance	640,644	555,025

Losses and LAE incurred related to current accident year	41,274	45,064
Losses and LAE incurred related to prior accident years	(51,707)	10,321
Total incurred (1)	(10,433)	55,385

Losses and LAE paid related to current accident year	(4)	(305)
Losses and LAE paid related to prior accident years	(5,613)	(7,193)
Total paid (1)	(5,617)	(7,498)

Net loss reserves, ending balance	624,594	602,912
Run-off reserves	685	616
Loss reserves, ending balance	$625,279	$603,528
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
For the three months ended March 31, 2022, losses and LAE incurred of $41.3 million related to insured events of the current accident year was primarily attributable to new delinquencies, a portion of which was from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. When establishing loss reserves for borrowers in forbearance, we assume a lower rate of delinquencies becoming active claims, which has the effect of producing a lower reserve compared to delinquencies that are not in forbearance. Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, we initially leveraged our prior hurricane experience and have recently layered in cure activity from COVID-19 related delinquencies as considerations in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments.
We also recorded a reserve release on prior accident year reserves of $50.0 million, which was primarily driven by performance of delinquencies from 2020 related to the emergence of COVID-19.

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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Net premiums written:
Direct	$242,605	$242,596
Assumed	68	89
Ceded	(18,302)	(16,346)
Net premiums written	$224,371	$226,339

Net premiums earned:
Direct	$252,513	$268,799
Assumed	68	89
Ceded	(18,302)	(16,346)
Net premiums earned	$234,279	$252,542

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
The difference between written premiums of $224.4 million and earned premiums of $234.3 million represents the decrease in unearned premiums for the three months ended March 31, 2022. The decrease in unearned premiums was primarily the result of policy cancellations in our single premium mortgage insurance product.
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
Other excess of loss reinsurance treaties
On March 24, 2022, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $325 million of reinsurance coverage on a portfolio of existing mortgage insurance policies written from July 1, 2021 through December 31, 2021, and became effective March 1, 2022.
On January 27, 2022, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $294 million of reinsurance coverage on a portion of current and expected new insurance written for the 2022 book year, effective January 1, 2022.
On February 4, 2021, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $205.8 million of reinsurance coverage on a portion of current and expected new insurance written (“NIW”) for the 2021 book year, effective January 1, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
(7)Borrowings
In 2021, we issued $750 million aggregate principal amount of 6.5% senior notes due in 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2025 Senior Notes mature on August 15, 2025.
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	March 31, 2022	December 31, 2021
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(8,996)	(9,584)
Total	$741,004	$740,416
(8)Income Taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three months ended March 31, 2022 and 2021, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources, employee benefit administration and legal). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $7.8 million and $14.2 million for the three months ended March 31, 2022 and 2021, respectively.
Our investment portfolio is managed by Genworth. Under the terms of the investment management agreement we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.4 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.2 million and $0.1 million for these services for the three months ended March 31, 2022 and 2021, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	March 31, 2022	December 31, 2021
Amounts payable to Genworth	$8,417	$8,316
Amounts receivable from Genworth	$359	$133

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
(10)Net Income Per Common Share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2022, the calculation of dilutive weighted average shares considers the impact of restricted stock units issued to employees as well deferred stock units issued to our directors. For the three months ended March 31, 2021, we had no instruments outstanding that would be dilutive to earnings per share.
The calculation of basic and diluted net income per share is as follows.

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2022	2021
Net Income available to EHI common stockholders	$164,630	$125,131
Net income per common share:
Basic	$1.01	$0.77
Diluted	$1.01	$0.77
Weighted average common shares outstanding:
Basic	162,841	162,840
Diluted	163,054	162,840

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(Unaudited)
(11)Changes in Accumulated Other Comprehensive Income
The following tables present a roll forward of accumulated other comprehensive income for the periods indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2022, net of tax	$83,588	$(7)	$83,581
Other comprehensive income (loss) before reclassifications	(223,896)	29	(223,867)
Amounts reclassified (from) to other comprehensive income (loss)	(404)	—	(404)
Total other comprehensive income (loss)	(224,300)	29	(224,271)
Balance as of March 31, 2022, net of tax	$(140,712)	$22	$(140,690)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2021, net of tax	$208,378	$—	$208,378
Cumulative effective of change in accounting, net of taxes	281	—	281
Other comprehensive income (loss) before reclassifications	(71,776)	—	(71,776)
Amounts reclassified (from) to other comprehensive income (loss)	77	—	77
Total other comprehensive income (loss)	(71,699)	—	(71,699)
Balance as of March 31, 2021, net of tax	$136,960	$—	$136,960
The following table presents the effect of the reclassifications of significant items out of accumulated other comprehensive income on the respective line items of the consolidated statements of income, for the periods indicated:

	Amount reclassified from accumulated other comprehensive income		Affected line item in the condensed consolidated statements of income
	Three months ended March 31,
(Amounts in thousands)	2022	2021
Net unrealized gains (losses) on investments	$(512)	$(98)	Net investment gains (losses)
Benefit (expense) from income taxes	108	21	Provision for income taxes
(12)Subsequent Events
In April 2022, we announced that our Board of Directors has approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. The inaugural quarterly dividend for the second quarter of 2022 will be $0.14 per share, payable on May 26, 2022, to common shareholders of record on May 9, 2022. Future dividend payments are subject to quarterly review and approval by our Board of Directors and will be targeted to be paid in the third month of each subsequent quarter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2022 and 2021, and our audited consolidated financial statements and related notes for the years ended December 31, 2021 and 2020 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2021 (the “Annual Report”).
In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” above and Part I, Item 1A “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in this Quarterly Report. Future results could differ significantly from the historical results presented in this section. References to EHI, Enact, Enact Holdings, the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
Key Factors Affecting Our Results
There have been no material changes to the factors affecting our results, as compared to those disclosed in the Annual Report, other than the impact of items as discussed below in “—Trends and Conditions”.
Trends and Conditions
During the first quarter of 2022, the United States and global economies experienced new headwinds due to geopolitical uncertainty that increased global shortfalls in supplies of energy, food and raw materials. Combined with a renewed COVID-19 outbreak in China and subsequent shutdowns across the country, inflationary pressures rose in the first quarter of 2022 with the Bureau of Labor Statistics reporting in March that the Consumer Price Index increased by over a percentage point to 8.5% year-over-year. As a result, the Federal Reserve has indicated a more aggressive approach towards addressing inflation through rate increases and a reduction of its balance sheet and approved an interest rate increase of 0.25% in March of 2022. Financial markets have reacted with increased volatility and rates have increased across the Treasury yield curve.
Mortgage origination activity declined during the first quarter of 2022 due to typical seasonal trends and in response to rising mortgage rates that specifically impacted the refinance market. This trend is likely to continue as the Federal Reserve has signaled that it expects to make additional interest rate increases throughout the remainder of 2022. Housing affordability declined nationally as of February 2022 compared to one year ago due to rising home prices and increasing interest rates modestly offset by rising median family income according to the National Association of Realtors Housing Affordability Index.
The unemployment rate has continued to decrease since the beginning of COVID-19 and was 3.6% in March 2022. Unemployment is relatively in line with the pre-pandemic level of 3.5% in February 2020, and has steadily decreased from a peak of 14.8% in April 2020. After the continued recovery in the first quarter of 2022, the number of unemployed Americans stands at approximately 6 million, which is 0.3 million higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to 0.8 million from a peak of 18 million in April 2020, and the number of permanent job losses decreased to approximately 1.4 million. In addition, the number of long term unemployed over 26 weeks has continued to decrease since March 2021, falling to approximately 1.4 million in March 2022.
The Federal Housing Finance Agency (“FHFA”) and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. Among other things, FHFA directed the GSEs to submit Equitable Housing Plans by the end of 2021 to identify and address barriers to sustainable housing opportunities to advance equity in housing finance. Any new practices or programs subsequently implemented under the GSEs’ Equitable Housing Plans or other affordability initiatives may impact the fees, underwriting and servicing standards on mortgage loans purchased by the GSEs.
In January 2022, the FHFA introduced new upfront fees for some high-balance and second-home loans sold to Fannie Mae and Freddie Mac. Upfront fees for high balance loans increased between 0.25% and 0.75%, tiered by loan-to-value ratio. For second home loans, the upfront fees increased between 1.125% and 3.875%, also tiered by loan-to-value ratio. The new pricing framework became effective April 1, 2022. We do not anticipate this will significantly impact the mortgage insurance market or our growth projections.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended up to another six months if requested by the borrower to its mortgage servicer. For GSE loans in a COVID-19 forbearance plan as of February 28, 2021, the maximum forbearance can be up to 18 months. Currently, the GSEs do not have a deadline for requesting an initial forbearance. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline, which could negatively impact the severity of loss on loans that go to claim.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. At the end of the first quarter of 2022 approximately 2.0%, or 18,588, of our active primary policies were reported in a forbearance plan, of which approximately 41% were reported as delinquent.
Total delinquencies decreased during the first quarter of 2022 as a result of cures outpacing new delinquencies, which increased modestly during the quarter. The first quarter 2022 new delinquency rate of 0.9% was in line with pre-pandemic levels.
Despite continued economic recovery, the full impact of COVID-19 and its ancillary economic effects on our future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. We continue to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated, it is possible that COVID-19 could have a significantly adverse impact on our future results of operations and financial condition.
Private mortgage insurance market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On February 25, 2022, the FHFA finalized the rule for the Enterprise Capital Framework, which included technical corrections to their December 17, 2020 rule. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance.
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
New insurance written of $18.8 billion in the first quarter of 2022 decreased 25% compared to the first quarter of 2021 primarily due to a smaller estimated private mortgage insurance market which was primarily driven by a decline in refinance originations due to rising mortgage rates.
Our primary persistency increased to 76% during the first quarter of 2022 compared to 56% during the first quarter of 2021 and is approaching historic levels of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. The increase in persistency has offset the decline in new insurance written in the first quarter of 2022, leading to an increase in insurance in-force (“IIF”) of $5.3 billion since December 31, 2021. Low persistency impacted business performance trends in 2021 in several ways including, but not limited to, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of our existing reinsurance transactions, and shifting the concentration of our primary IIF to more recent years of policy origination. As of March 31, 2022, our primary IIF has approximately 4% concentration in 2014 and prior book years. In contrast, our 2021 book year represents 38% of our primary IIF concentration while our 2022 book year is 8% as of March 31, 2022.
The U.S. private mortgage insurance industry is highly competitive. Our market share is influenced by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. We continue to manage the quality of new business through pricing and our underwriting guidelines, which are modified from time to time when circumstances warrant. We see the market and underwriting conditions, including the pricing environment, as being well within our risk-adjusted return appetite enabling us to write new business at attractive returns. Ultimately, we expect our new insurance written with its strong credit profile and attractive pricing to positively contribute to our future profitability and return on equity.
Net earned premiums declined in the first quarter of 2022 compared to the first quarter of 2021 as a result of the continued lapse of older, higher priced policies, a decrease in single premium cancellations and higher ceded premiums as the use of credit risk transfer increased. This was partially offset by insurance in-force growth. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as forbearance exits continue and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the first quarter of 2022 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim for these loans.
Our loss ratio for the three months ended March 31, 2022, was (4)% as compared to 22% for the three months ended March 31, 2021. The decrease was largely from a $50 million reserve release during the quarter, primarily related to COVID-19 delinquencies from 2020 compared to $10 million of reserve strengthening on pre-COVID-19 delinquencies during the first quarter of 2021. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have been curing at levels above our reserve expectations, which led to the release of reserves in the first quarter of 2022.

Our loss reserves continue to be impacted by COVID-19 and remain subject to uncertainty. Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job, continue to take advantage of available forbearance programs and payment deferral options. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments.
The severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated, in part, by further home price appreciation. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
New delinquencies in the first quarter of 2022 declined compared to the first quarter of 2021. Current period primary delinquencies of 8,724 contributed $39 million of loss expense in the first quarter of 2022. We incurred $44 million of losses from 10,053 current period delinquencies in the first quarter of 2021 driven primarily by an increase in borrower forbearance as a result of COVID-19. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience, and the prevailing economic conditions. Approximately 27% of our primary new delinquencies in the first quarter of 2022 were subject to a forbearance plan as compared to 54% in the first quarter of 2021.
As of March 31, 2022, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 12.2:1, compared with a risk-to-capital ratio of 12.3:1 and 11.9:1 as of December 31, 2021 and March 31, 2021, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Since 2020, the GSEs have issued several amendments to PMIERs, which implemented both permanent and temporary revisions.
For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020, and prior to April 1, 2021, or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier was applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs amendment dated June 30, 2021 further allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. In addition, the PMIERs amendment imposed permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. for two consecutive quarters and (b) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:
•EMICO to maintain 115% of PMIERs minimum required assets through 2021, 120% during 2022 and 125% thereafter;
•Enact Holdings to retain $300 million of net proceeds from the 2025 Senior Notes offering that can be drawn down exclusively for debt service of those notes or to contribute to EMICO to meet its regulatory capital needs including PMIERs; and
•written approval must be received from the GSEs prior to any additional debt issuance by either EMICO or Enact Holdings.
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth were to own 50% or less of Enact Holdings at any point prior to their expiration. We understand that Genworth’s current plans do not include a potential sale in which Genworth owns less than 80% of Enact Holdings. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $228 million.
As of March 31, 2022, we had estimated available assets of $5,222 million against $2,961 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021. The sufficiency ratio as of March 31, 2022, was 176%, or $2,261 million, above the published PMIERs requirements, compared to 165%, or $2,003 million, above the published PMIERs requirements as of December 31, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on our business. The increase in the PMIERs sufficiency was driven by the completion of two excess of loss (“XOL”) reinsurance transactions in the first quarter of 2022, which added approximately $370 million of additional PMIERs capital credit as of March 31, 2022, as well as lapse, business cash flows and lower delinquencies, partially offset by NIW and amortization of existing reinsurance transactions. Our PMIERs required assets as of March 31, 2022, and December 31, 2021, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $272 million of benefit to our March 31, 2022 PMIERs required assets compared to $390 million of benefit as of December 31, 2021. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On January 27, 2022, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $294 million of reinsurance coverage on a portion of current and expected new insurance written for the 2022 book year, effective January 1, 2022.
On March 24, 2022 we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to approximately $325 million of reinsurance coverage on a portfolio of existing mortgage insurance policies written from July 1, 2021 through December 31, 2021, effective March 1, 2022.
On April 26, 2022, Enact’s Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. The inaugural quarterly dividend for the second quarter of 2022 will be $0.14 per share, payable on May 26, 2022, to common shareholders of record on May 9, 2022. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth, and will be targeted to be paid in the third month of each subsequent quarter. In April 2022, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that will support our ability to pay a quarterly dividend. We intend to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility at EHI and return additional capital to shareholders.
Returning capital to shareholders, balanced with our growth and risk management priorities, remains a key commitment for Enact as we look to drive shareholder value through time. We believe the initiation of a quarterly dividend reflects meaningful progress towards that goal, and we continue to evaluate the most appropriate amount of total capital to return to shareholders for the remainder of 2022. We believe we have several options available to us to return capital to shareholders and will continue to evaluate our capital allocation options. Our ultimate view will be shaped by our capital prioritization framework: supporting our existing policyholders, growing our mortgage insurance business, funding attractive new business opportunities and returning capital to shareholders. Our total return of capital will also be based on our view of the prevailing and prospective macro-economic conditions, regulatory landscape and business performance.

Results of Operations and Key Metrics
Results of Operations
Three months ended March 31, 2022, compared to three months ended March 31, 2021
The following table sets forth our consolidated results for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in thousands)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$234,279	$252,542	$(18,263)	(7)%
Net investment income	35,146	35,259	(113)	—%
Net investment gains (losses)	(339)	(956)	617	(65)%
Other income	502	1,738	(1,236)	(71)%
Total revenues	269,588	288,583	(18,995)	(7)%
Losses and expenses:
Losses incurred	(10,446)	55,374	(65,820)	(119)%
Acquisition and operating expenses, net of deferrals	54,262	57,622	(3,360)	(6)%
Amortization of deferred acquisition costs and intangibles	3,090	3,838	(748)	(19)%
Interest expense	12,776	12,737	39	—%
Total losses and expenses	59,682	129,571	(69,889)	(54)%
Income before income taxes	209,906	159,012	50,894	32%
Provision for income taxes	45,276	33,881	11,395	34%
Net income	$164,630	$125,131	$39,499	32%
Loss ratio (1)	(4)%	22%
Expense ratio (2)	24%	24%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of deferred acquisition costs and intangibles by net earned premiums.
Revenues
Premiums decreased mainly attributable to continued lapse of our in-force portfolio as older, higher priced policies continued to lapse, lower single premium cancellations, and higher ceded premiums as the use of credit risk transfer increased. This was partially offset by higher IIF.
Net investment income remained flat with an increase from higher average invested assets in the current year offset by lower income from bond calls. Portfolio investment yields remained flat.
Net investment losses in the first quarter of 2022 were primarily driven by realized losses from the sale of fixed maturity securities, while net investment losses from the first quarter of 2021 were driven by credit losses related to United States corporate fixed maturity securities and realized losses from sales.
Other income primarily includes underwriting fee revenue charged on a per-unit or per-diem basis, as defined in the underwriting agreement. Other income decreased primarily due to lower contract underwriting revenue.

Losses and expenses
Losses incurred during the first quarter of 2022 decreased largely due to development related to performance of delinquencies from 2020, as we experienced better than expected cures on loans impacted by COVID-19, resulting in a $50 million reserve release. Current period primary delinquencies of 8,724 contributed $39 million of loss expense in the three months ended March 31, 2022. This compares to $44 million of loss expense from 10,053 current period primary delinquencies in the first quarter of 2021. In the period year, we strengthened reserves on pre-COVID-19 delinquencies.
The following table shows incurred losses related to current and prior accident years for the three months ended March 31,:

(Amounts in thousands)	2022	2021
Losses and LAE incurred related to current accident year	$41,274	$45,064
Losses and LAE incurred related to prior accident years	(51,707)	10,321
Total incurred (1)	$(10,433)	$55,385
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased modestly in the three months ended March 31, 2022, as a result of lower costs allocated by our Parent, partially offset by higher general and administrative expenses.
The expense ratio remained flat as premiums and expenses both declined slightly in the current quarter.
Interest expense relates to our 2025 Senior Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021.
Provision for income taxes
The effective tax rate was 21.6% and 21.3% for the three months ended March 31, 2022 and 2021, respectively, consistent with the United States corporate federal income tax rate.

Use of Non-GAAP Measures
We use a non-U.S. GAAP (“non-GAAP”) financial measure entitled “adjusted operating income.” This non-GAAP financial measure aligns with the way our business performance is evaluated by both management and by our Board of Directors. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although “adjusted operating income” is a non-GAAP financial measure, for the reasons discussed above we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our chief operating decision maker (who is our Chief Executive Officer), uses “adjusted operating income” as the primary measure to evaluate the fundamental financial performance of our business and to allocate resources.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Net income	$164,630	$125,131
Adjustments to net income:
Net investment (gains) losses	339	956
Costs associated with reorganization	222	—
Taxes on adjustments	(118)	(201)
Adjusted operating income	$165,073	$125,886
Adjusted operating income increased for the three months ended March 31, 2022, as compared to March 31, 2021, primarily from decreased losses, partially offset by lower premiums.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results.

The following table sets forth selected operating performance measures on a primary basis as of or for the three months ended March 31,:

(Dollar amounts in millions)	2022	2021
New insurance written	$18,823	$24,934
Primary insurance in-force(1)	$231,853	$210,187
Primary risk in-force	$58,295	$52,866
Persistency rate	76%	56%
Policies in-force (count)	941,689	922,186
Delinquent loans (count)	22,571	41,332
Delinquency rate	2.40%	4.48%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure. Original loan balances are primarily used to determine premiums.
New insurance written (“NIW”)
NIW for the three months ended March 31, 2022 decreased 25% compared to the three months ended March 31, 2021, primarily due to lower mortgage refinancing originations in the current period. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022		2021
Primary	$18,823	100%	$24,934	100%
Pool	—	—	—	—
Total	$18,823	100%	$24,934	100%
The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022		2021
Purchases	$17,326	92%	$15,500	62%
Refinances	1,497	8	9,434	38
Total	$18,823	100%	$24,934	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022		2021
Monthly	$17,071	91%	$23,358	94%
Single	1,690	9	1,446	6
Other	62	—	130	—
Total	$18,823	100%	$24,934	100%
The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022		2021
Over 760	$8,359	45%	$10,520	42%
740-759	3,085	16	3,836	15
720-739	2,515	13	3,423	14
700-719	1,952	10	2,979	12
680-699	1,316	7	2,480	10
660-679 (1)	931	5	983	4
640-659	486	3	511	2
620-639	173	1	202	1
<620	6	—	—	—
Total	$18,823	100%	$24,934	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022		2021
95.01% and above	$3,146	17%	$2,241	9%
90.01% to 95.00%	6,682	35	9,453	38
85.01% to 90.00%	5,620	30	8,392	34
85.00% and below	3,375	18	4,848	19
Total	$18,823	100%	$24,934	100%

DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022		2021
45.01% and above	$4,452	24%	$2,566	10%
38.01% to 45.00%	6,361	34	8,746	35
38.00% and below	8,010	42	13,622	55
Total	$18,823	100%	$24,934	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Higher interest rates and the declining refinance market led to lower lapse and cancellations during the first quarter of 2022 driving increased persistency. Primary persistency was 76% and 56% for the three months ended March 31, 2022 and 2021, respectively. RIF increased primarily as a result of higher IIF.
The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
Primary IIF	$231,853	100%	$226,514	100%	$210,187	100%
Pool IIF	600	—	641	—	841	—
Total IIF	$232,453	100%	$227,155	100%	$211,028	100%

Primary RIF	$58,295	100%	$56,881	100%	$52,866	100%
Pool RIF	97	—	105	—	134	—
Total RIF	$58,392	100%	$56,986	100%	$53,000	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
Purchases IIF	$184,080	79%	$176,550	78%	$156,298	74%
Refinances IIF	47,773	21	49,964	22	53,889	26
Total IIF	$231,853	100%	$226,514	100%	$210,187	100%

Purchases RIF	$48,326	83%	$46,470	82%	$41,396	78%
Refinances RIF	9,969	17	10,411	18	11,470	22
Total RIF	$58,295	100%	$56,881	100%	$52,866	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
Monthly IIF	$200,304	86%	$194,826	86%	$177,126	84%
Single IIF	29,198	13	29,205	13	29,653	14
Other IIF	2,351	1	2,483	1	3,408	2
Total IIF	$231,853	100%	$226,514	100%	$210,187	100%

Monthly RIF	$51,153	88%	$49,614	87%	$45,009	85%
Single RIF	6,561	11	6,658	12	7,049	13
Other RIF	581	1	609	1	808	2
Total RIF	$58,295	100%	$56,881	100%	$52,866	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
2008 and prior	$7,723	3%	$8,196	3%	$10,500	5%
2009 to 2014	2,946	1	3,369	2	5,570	2
2015	3,960	2	4,488	2	6,729	3
2016	8,076	4	8,997	4	13,213	6
2017	8,023	4	8,962	4	13,817	7
2018	8,306	4	9,263	4	14,618	7
2019	19,609	8	21,730	10	33,430	16
2020	65,807	28	69,963	31	87,599	42
2021	88,757	38	91,546	40	24,711	12
2022	18,646	8	—	0	—	—
Total	$231,853	100%	$226,514	100%	$210,187	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
2008 and prior	$1,991	3%	$2,112	3%	$2,705	5%
2009 to 2014	788	1	904	2	1,510	3
2015	1,058	2	1,197	2	1,795	3
2016	2,147	4	2,388	4	3,503	7
2017	2,094	4	2,324	4	3,556	7
2018	2,092	4	2,330	4	3,671	7
2019	4,935	8	5,454	10	8,361	16
2020	16,606	28	17,574	31	21,787	41
2021	21,959	38	22,598	40	5,978	11
2022	4,625	8	—	0	—	—
Total	$58,295	100%	$56,881	100%	$52,866	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022	2021
Beginning balance	$226,514	$207,947
NIW	18,823	24,934
Cancellations, principal repayments and other reductions (1)	(13,484)	(22,694)
Ending balance	$231,853	$210,187
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
95.01% and above	$36,867	16%	$35,455	16%	$33,757	16%
90.01% to 95.00%	96,419	42	95,149	42	92,124	44
85.01% to 90.00%	66,226	28	64,549	28	58,098	28
85.00% and below	32,341	14	31,361	14	26,208	12
Total	$231,853	100%	$226,514	100%	$210,187	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
95.01% and above	$10,379	18%	$9,907	17%	$9,151	17%
90.01% to 95.00%	27,987	48	27,608	49	26,637	51
85.01% to 90.00%	16,082	27	15,644	27	13,997	26
85.00% and below	3,847	7	3,722	7	3,081	6
Total	$58,295	100%	$56,881	100%	$52,866	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
Over 760	$93,222	40%	$89,982	40%	$79,285	38%
740-759	36,821	16	35,874	16	33,607	16
720-739	32,363	14	31,730	14	30,295	14
700-719	27,620	12	27,359	12	26,309	13
680-699	21,259	9	21,270	9	20,777	10
660-679 (1)	10,805	5	10,549	5	10,001	5
640-659	6,188	3	6,124	3	5,981	3
620-639	2,774	1	2,783	1	2,893	1
<620	801	—	843	—	1,039	—
Total	$231,853	100%	$226,514	100%	$210,187	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
Over 760	$23,326	40%	$22,489	40%	$19,829	37%
740-759	9,267	16	9,009	16	8,442	16
720-739	8,224	14	8,055	14	7,715	15
700-719	6,974	12	6,907	12	6,678	13
680-699	5,334	9	5,334	9	5,231	10
660-679 (1)	2,715	5	2,638	5	2,484	5
640-659	1,550	3	1,530	3	1,485	3
620-639	699	1	702	1	734	1
<620	206	—	217	—	268	—
Total	$58,295	100%	$56,881	100%	$52,866	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
45.01% and above	$36,428	16%	$34,076	15%	$30,225	14%
38.01% to 45.00%	80,741	35	79,147	35	74,674	36
38.00% and below	114,684	49	113,291	50	105,288	50
Total	$231,853	100%	$226,514	100%	$210,187	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2022		December 31, 2021		March 31, 2021
45.01% and above	$9,227	16%	$8,631	15%	$7,643	14%
38.01% to 45.00%	20,392	35	19,974	35	18,888	36
38.00% and below	28,676	49	28,276	50	26,335	50
Total	$58,295	100%	$56,881	100%	$52,866	100%

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
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Three months ended March 31,
(Loan count)	2022	2021
Number of delinquencies, beginning of period	24,820	44,904
New defaults	8,724	10,053
Cures	(10,860)	(13,478)
Claims paid	(107)	(134)
Rescissions and claim denials	(6)	(13)
Number of delinquencies, end of period	22,571	41,332
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Three months ended March 31,
(Amounts in thousands) (1)	2022	2021
Loss reserves, beginning of period	$606,102	$516,863
Claims paid	(5,617)	(5,933)
Change in reserve	(9,977)	53,278
Loss reserves, end of period	$590,508	$564,208
______________
(1)Direct primary case reserves exclude LAE, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	March 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,837	$38	$359	11%
4 - 11 payments	6,875	115	392	29%
12 payments or more	8,859	438	515	85%
Total	22,571	$591	$1,266	47%

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%
Total	24,820	$606	$1,409	43%

	March 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,296	$40	$436	9%
4 - 11 payments	21,011	227	1,232	18%
12 payments or more	12,025	297	724	41%
Total	41,332	$564	$2,392	24%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.
The total increase in reserves as a percentage of RIF as of March 31, 2022 compared to December 31, 2021 was primarily driven by the decrease in delinquent RIF. Delinquent RIF decreased mainly due to lower total delinquencies as cures outpaced new delinquencies in the first three months of 2022, while reserves decreased due to our reserve release. While the number of loans that are delinquent for 12 months or more has decreased since December 31, 2021, it remains elevated compared to pre-COVID-19 levels due, in large part, to borrowers entering a forbearance plan over a year ago driven by COVID-19.
Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, remains difficult to estimate and may not be known for several quarters, if not longer. In addition, due to foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process there is still uncertainty around the likelihood and timing of delinquencies going to claim.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of March 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	11%	11%	2.75%
Texas	8	8	2.51%
Florida (1)	8	9	2.51%
New York	5	12	3.51%
Illinois	5	6	2.85%
Michigan	4	2	1.87%
Arizona	4	2	1.92%
North Carolina	3	2	1.96%
Pennsylvania	3	3	2.30%
Washington	3	4	2.68%
All other states (2)	46	41	2.25%
Total	100%	100%	2.40%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.
The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	11%	12%	3.17%
Texas	8	8	2.89%
Florida (1)	7	9	2.97%
New York (1)	5	12	3.80%
Illinois (1)	5	6	3.09%
Michigan	4	2	1.87%
Arizona	4	2	2.31%
North Carolina (1)	3	2	2.18%
Pennsylvania	3	3	2.38%
Washington	3	3	2.98%
All other states (2)	47	41	2.46%
Total	100%	100%	2.65%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of March 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	3.39%
Phoenix, AZ MSA	3	2	1.92%
New York, NY MD	3	8	4.68%
Atlanta, GA MSA	2	3	2.92%
Washington-Arlington, DC MD	2	2	2.50%
Houston, TX MSA	2	3	3.20%
Riverside-San Bernardino CA MSA	2	2	3.05%
Los Angeles-Long Beach, CA MD	2	3	3.22%
Dallas, TX MD	2	1	2.04%
Nassau County, NY MD	2	4	5.02%
All Other MSAs/MDs	77	67	2.23%
Total	100%	100%	2.40%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	3.68%
Phoenix, AZ MSA	3	2	2.36%
New York, NY MD	3	8	5.32%
Atlanta, GA MSA	2	3	3.28%
Washington-Arlington, DC MD	2	2	2.96%
Houston, TX MSA	2	3	3.61%
Riverside-San Bernardino CA MSA	2	2	3.42%
Los Angeles-Long Beach, CA MD	2	3	3.95%
Dallas, TX MD	2	2	2.31%
Nassau County, NY MD	2	4	5.55%
All Other MSAs/MDs	77	67	2.44%
Total	100%	100%	2.65%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of March 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2008 and prior	3%	25%	10.41%	5.59%
2009-2014	1	5	5.34%	0.77%
2015	2	5	4.06%	0.92%
2016	4	7	3.48%	1.02%
2017	4	10	4.43%	1.34%
2018	4	12	5.48%	1.60%
2019	8	17	3.44%	1.37%
2020	28	15	1.49%	1.08%
2021	38	4	0.58%	0.55%
2022	8	0	0.04%	0.04%
Total portfolio	100%	100%	2.40%	4.36%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.
The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2008 and prior	3%	24%	10.54%	5.59%
2009 to 2013	1	2	5.54%	0.74%
2014	1	3	5.51%	0.99%
2015	2	5	4.24%	1.04%
2016	4	8	3.69%	1.16%
2017	4	10	4.78%	1.56%
2018	4	13	5.93%	1.88%
2019	10	19	3.89%	1.68%
2020	31	14	1.50%	1.14%
2021	40	2	0.37%	0.36%
Total portfolio	100%	100%	2.65%	4.42%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.

Loss reserves in policy years in 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in these policy years. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of COVID-19 given their significant representation of RIF. As of March 31, 2022, our 2015 and newer policy years represented approximately 96% of our primary RIF and 70% of our total direct primary case reserves.
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	March 31, 2022		December 31, 2021
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$56,751	1%	$58,408	1%
State and political subdivisions	508,391	10	538,453	10
Non-U.S. government	21,529	—	22,416	0
U.S. corporate	2,882,497	57	2,945,303	56
Non-U.S. corporate	629,795	12	666,594	13
Other asset-backed	994,121	20	1,035,165	20
Total available-for-sale fixed maturity securities	$5,093,084	100%	$5,266,339	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of March 31, 2022 or December 31, 2021. We have no derivative financial instruments in our investment portfolio.
As of March 31, 2022, and December 31, 2021, 97% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	March 31, 2022	December 31, 2021
AAA	9%	9%
AA	16	17
A	34	34
BBB	38	37
BB & below	3	3
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	March 31, 2022	December 31, 2021
Duration (in years)	3.8	3.9
Pre-tax yield (% of average investment portfolio assets)	2.7%	2.7%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$160,800	$127,028
Investing activities	(146,497)	(148,487)
Financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	29	—
Net increase (decrease) in cash and cash equivalents	$14,332	$(21,459)
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities increased due to timing of tax payments made to our Parent and lower unearned premium declines from cancelled single premium policies.
Investing activities are primarily related to purchases, sales, and maturities of our investment portfolio. Net cash used by investing activities decreased slightly as a result of lower net purchases of fixed maturity securities in the current year.
There were no dividends paid or other financing activity during the three months ended March 31, 2022. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below.
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
Pursuant to the GSE Restrictions, we were required to retain $300 million of the net proceeds from the 2025 Senior Notes offering that can be drawn down exclusively for our debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $228 million. See “—Trends and Conditions” for additional information regarding the GSE Restrictions.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, EMICO has the capacity to pay dividends from unassigned surplus of $110 million as of March 31, 2022, with 30 day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
Another consideration in the development of the dividend strategies for our regulated insurance operating subsidiaries is our expected level of compliance with PMIERs. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions also require EMICO to maintain 120% of PMIERs Minimum Required Assets through 2022, and 125% thereafter. In addition, under PMIERs, EMICO is subject to other operational and financial requirements that approved insurers must meet in order to remain eligible to insure loans purchased by the GSEs. Refer to “—Trends and Conditions” for recent updates related to these requirements.
Our regulated insurance operating subsidiaries are also subject to statutory “risk-to-capital” (“RTC”) requirements that affect the dividend strategies of our regulated operating subsidiaries. EMICO’s domiciliary regulator, the NCDOI, requires the maintenance of a statutory RTC ratio not to exceed 25:1. See “—Risk-to-Capital Ratio” for additional RTC trend analysis.
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
In April 2022, EMICO completed a distribution of approximately $242 million to EHI that will support our ability to pay a quarterly dividend. We intend to use these proceeds and future EMICO distributions to fund a quarterly dividend as well as to bolster our financial flexibility at EHI and return additional capital to shareholders. All future dividends from EHI will be subject to Parent consent and EHI Board of Directors approval.

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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	March 31, 2022	December 31, 2021
Statutory policyholders’ surplus	$1,438	$1,397
Contingency reserves	3,168	3,042
Combined statutory capital	$4,606	$4,439
Adjusted RIF(1)	$55,512	$54,201
Combined risk-to-capital ratio	12.1	12.2
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere in this periodic report. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	March 31, 2022	December 31, 2021
Statutory policyholders’ surplus	$1,386	$1,346
Contingency reserves	3,167	3,041
EMICO statutory capital	$4,553	$4,387
Adjusted RIF(1)	$55,321	$54,033
EMICO risk-to-capital ratio	12.2	12.3
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of March 31, 2022, we maintained liquidity in the form of cash and cash equivalents of $440 million compared to $426 million as of December 31, 2021, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations. On August 21, 2020, we issued the 2025 Senior Notes. The GSE Restrictions required us to retain $300 million of the net 2025 Senior Notes proceeds that can be drawn down exclusively for our debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs, until the GSE Conditions are satisfied. See “—Trends and Conditions” for additional details. We distributed $437 million of the net proceeds to Genworth Holdings at the closing of the offering of our 2025 Senior Notes. The 2025 Senior Notes were issued to persons reasonably believed to be qualified institutional buyers in a private offering exempt from registration pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $228 million.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. As of March 31, 2022, the $300 million of the net proceeds of the 2025 Senior Notes offering retained by EHI comprises substantially all of the cash and cash equivalents held directly by EHI and initially available to pay interest on the 2025 Senior Notes. To the extent the remaining balance of the $300 million of net proceeds retained from the 2025 Senior Notes offering is used to provide capital support to EMICO, the GSEs and the NCDOI may seek to prevent EMICO from returning that capital to EHI in the form of a dividend, distribution or an intercompany loan. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than the 2025 Senior Notes.
Financial Strength Ratings
The following EMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investor Service, Inc.	Baa2	Stable	Upgrade	September 24, 2021
Fitch Ratings, Inc.	BBB+	Stable	Affirmed	April 27, 2022
S&P Global Ratings	BBB	Positive	Affirmed	March 11, 2022
Contractual Obligations and Commitments
Our loss reserves are driven largely by delinquencies from borrower forbearance programs due to COVID-19. We expect a large portion of these delinquencies to cure before becoming an active claim; however, reserves recorded related to borrower forbearance have a high degree of estimation. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure as we expect. Other than the aforementioned loss reserves, there have been no material additions or changes to our contractual obligations or other off-balance sheet arrangements as compared to the amounts disclosed within our audited consolidated financial statements for the years ended December 31, 2021 and 2020.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, and in our audited consolidated financial statements for the years ended December 31, 2021 and 2020, for a discussion of recently adopted and not yet adopted accounting standards.

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
We manage market risk via our defined investment policy guidelines implemented by our Parent’s investment team with oversight from our Board of Directors and our senior management. Important drivers of our market risk exposure that we monitor and manage include but are not limited to:
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
Market risk is measured for all investment assets at the individual security level. Market risks that are not fully captured by the quantitative analysis and material market risk changes that occur from the last reporting period to the current are discussed within “—Trends and conditions” and “—Investment Portfolio” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
At March 31, 2022, the effective duration of our investments available-for-sale was 3.8 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.8% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2022
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are not subject to any pending material legal proceedings.
Item 1A. Risk Factors
We have disclosed within Item 1A in our Annual Report, the risk factors that could have a material adverse effect on our business, results of operations and/or financial condition. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Form 10-Q. These risk factors and other information may not describe every risk that we face. The occurrence of any additional risks and uncertainties that are currently immaterial or unknown could have a material adverse effect on our business, results of operations and/or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended March 31, 2022.
Item 5. Other Information
On May 3, 2022, EMICO entered into an Investment Management and Services Agreement (the “Agreement”) with Genworth North America Corporation (“Genworth North America”), a subsidiary of Genworth. Pursuant to the Agreement, EMICO has retained Genworth North America to provide investment management and other services for EMICO’s investment portfolio. The Agreement has an initial term of three years, with renewing successive terms of one year unless terminated in writing by either party. The monthly management fee shall be equal to Genworth North America’s costs to provide the services under the Agreement. Historically those costs have amounted to approximately 0.10% to 0.11% of the account assets’ book value. The foregoing description of the Agreement is only a summary and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.4 to this quarterly filing on Form 10-Q and incorporated by reference herein. The Agreement is filed with this quarterly report on Form 10-Q to provide security holders with information regarding its terms. It is not intended to provide any other factual information about EMICO, Enact, or Genworth. The representations, warranties, and covenants contained in the Agreement were made solely for purposes of such agreement and as of specific dates, are solely for the benefit of the parties to the Agreement, and may be subject to limitations agreed upon by the parties. Security holders should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of EMICO, Enact, or Genworth. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Agreement, which subsequent information may or may not be fully reflected in Enact’s public disclosures, except to the extent required by law.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
10.1+	Enact Holdings, Inc. Senior Executive Severance Plan
10.2+	Enact Holdings, Inc. Change of Control Severance Plan
10.3	Performance Stock Unit and Restricted Stock Unit Agreements
10.4	Investment Management and Services Agreement between Enact Mortgage Insurance Corporation and Genworth North America Corporation
31.1	Certification of Principal Executive Officer (filed herewith)
31.2	Certification of Principal Financial Officer (filed herewith)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer (filed herewith)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
+      Indicates management contract and compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

ENACT HOLDINGS, INC.
(Registrant)
Dated: May 5, 2022

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer