Form 10-Q
period 2022-06-30
Enact Holdings, Inc.
filed 2022-08-04
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2022, there were 162,842,614 shares of Common Stock, par value $0.01 per share, outstanding.

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
•deterioration in economic conditions or a decline in home prices;
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
•fluctuations and continued increases in interest rates;
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
•changes in tax laws;
•litigation, regulatory investigations or other actions;
•changes in accounting principles or policies or in our application of such accounting principles or policies;
•inability to attract and retain key employees;
•failure or any compromise of the security of our computer systems, disaster recovery systems, business continuity plans and failures to safeguard or breaches of confidential information; and
•occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change
We provide additional information regarding these and other risks and uncertainties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022, and in Part II. Item 1A Risk Factors of this report. In addition, unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We therefore caution you against relying on any forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,281,654 and $5,160,174 as of June 30, 2022 and December 31, 2021, respectively)	$4,909,362	$5,266,339
Cash and cash equivalents	583,947	425,828
Accrued investment income	33,103	31,061
Deferred acquisition costs	26,689	27,220
Premiums receivable (net of allowance for credit losses of $856 and $948 as of June 30, 2022 and December 31, 2021, respectively)	41,036	42,266
Deferred tax asset	98,695	—
Other assets	67,601	73,059
Total assets	$5,760,433	$5,865,773
Liabilities and equity
Liabilities:
Loss reserves	$558,894	$641,325
Unearned premiums	224,781	246,319
Other liabilities	154,656	130,604
Long-term borrowings	741,602	740,416
Deferred tax liability	—	1,586
Total liabilities	1,679,933	1,760,250
Equity:
Common stock ($0.01 par value, 600,000 shares authorized, 162,842 shares issued and outstanding)	1,628	1,628
Additional paid-in capital	2,377,042	2,371,861
Accumulated other comprehensive income	(293,027)	83,581
Retained earnings	1,994,857	1,648,453
Total equity	4,080,500	4,105,523
Total liabilities and equity	$5,760,433	$5,865,773
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Premiums	$237,386	$242,480	$471,665	$495,022
Net investment income	35,776	34,689	70,922	69,948
Net investment losses	(381)	(1,753)	(720)	(2,709)
Other income	760	705	1,262	2,443
Total revenues	273,541	276,121	543,129	564,704
Losses and expenses:
Losses incurred	(61,563)	30,003	(72,009)	85,377
Acquisition and operating expenses, net of deferrals	58,201	63,050	112,463	120,672
Amortization of deferred acquisition costs and intangibles	3,230	3,597	6,320	7,435
Interest expense	12,786	12,745	25,562	25,482
Total losses and expenses	12,654	109,395	72,336	238,966
Income before income taxes	260,887	166,726	470,793	325,738
Provision for income taxes	56,152	35,914	101,428	69,795
Net income	$204,735	$130,812	$369,365	$255,943

Net income per common share:
Basic	$1.26	$0.80	$2.27	$1.57
Diluted	$1.25	$0.80	$2.26	$1.57
Weighted average common shares outstanding:
Basic	162,842	162,840	162,842	162,840
Diluted	163,225	162,840	163,140	162,840
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$204,735	$130,812	$369,365	$255,943
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(152,401)	21,387	(376,701)	(48,805)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	1,507	—	—
Foreign currency translation	64	—	93	—
Other comprehensive income (loss)	(152,337)	22,894	(376,608)	(48,805)
Total comprehensive income (loss)	$52,398	$153,706	$(7,243)	$207,138
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended June 30, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of March 31, 2022	$1,628	$2,374,568	$(140,690)	$1,813,083	$4,048,589
Comprehensive income (loss):
Net income	—	—	—	204,735	204,735
Other comprehensive loss, net of taxes	—	—	(152,337)	—	(152,337)
Stock-based compensation expense and exercises and other	—	2,474	—	(163)	2,311
Dividends	—	—	—	(22,798)	(22,798)
Balance as of June 30, 2022	$1,628	$2,377,042	$(293,027)	$1,994,857	$4,080,500

	Three months ended June 30, 2021
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of March 31, 2021	$1,628	$2,368,782	$136,960	$1,427,956	$3,935,326
Comprehensive income (loss):
Net income	—	—	—	130,812	130,812
Other comprehensive income, net of taxes	—	—	22,894	—	22,894
Capital contributions from Genworth Financial, Inc.	—	819	—	—	819
Balance as of June 30, 2021	$1,628	$2,369,601	$159,854	$1,558,768	$4,089,851

See Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income (loss):
Net income	—	—	—	369,365	369,365
Other comprehensive loss, net of taxes	—	—	(376,608)	—	(376,608)
Stock-based compensation expense and exercises and other	—	5,181	—	(163)	5,018
Dividends	—	—	—	(22,798)	(22,798)
Balance as of June 30, 2022	$1,628	$2,377,042	$(293,027)	$1,994,857	$4,080,500

	Six months ended June 30, 2021
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of December 31, 2020	$1,628	$2,368,699	$208,378	$1,303,106	$3,881,811
Cumulative effect of change in accounting, net of taxes	—	—	281	(281)	—
Comprehensive income (loss):
Net income	—	—	—	255,943	255,943
Other comprehensive loss, net of taxes	—	—	(48,805)	—	(48,805)
Capital contributions from Genworth Financial, Inc.	—	902	—	—	902
Balances as of June 30, 2021	$1,628	$2,369,601	$159,854	$1,558,768	$4,089,851

See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2022	2021
Cash flows from operating activities:
Net income	$369,365	$255,943
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	720	2,709
Amortization of fixed maturity securities discounts and premiums	(1,529)	(4,639)
Amortization of deferred acquisition costs and intangibles	6,320	7,435
Acquisition costs deferred	(3,316)	(3,752)
Deferred income taxes	1,475	2,225
Stock-based compensation expense	5,040	—
Amortization of debt issuance costs	1,186	1,107
Other	(20)	664
Change in certain assets and liabilities:
Accrued investment income	(2,042)	(1,633)
Premiums receivable	1,230	3,177
Other assets	1,931	(9,681)
Loss reserves	(82,431)	68,577
Unearned premiums	(21,538)	(43,372)
Other liabilities	25,354	(15,653)
Net cash provided by operating activities	301,745	263,107
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(624,909)	(892,287)
Proceeds from sales of fixed maturity securities available-for-sale	261,732	258,101
Proceeds from maturities of fixed maturity securities available-for-sale	242,349	353,608
Net cash used in investing activities	(120,828)	(280,578)
Cash flows from financing activities:
Dividends paid	(22,798)	—
Net cash provided by (used in) financing activities	(22,798)	—
Net decrease in cash and cash equivalents	158,119	(17,471)
Cash and cash equivalents at beginning of period	425,828	452,794
Cash and cash equivalents at end of period	$583,947	$435,323
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
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Fixed maturity securities available-for-sale	$36,810	$36,301	$73,344	$72,952
Cash, cash equivalents and short-term investments	422	16	432	52
Gross investment income before expenses and fees	37,232	36,317	73,776	73,004
Investment expenses and fees	(1,456)	(1,628)	(2,854)	(3,056)
Net investment income	$35,776	$34,689	$70,922	$69,948

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Losses
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Fixed maturity securities available-for-sale:
Gross realized gains	$291	$90	$641	$584
Gross realized (losses)	(672)	(541)	(1,534)	(1,133)
Net realized gains (losses)	(381)	(451)	(893)	(549)
Net change in allowance for credit losses on fixed maturity securities available-for-sale	—	(1,302)	173	(2,160)
Net investment losses	$(381)	$(1,753)	$(720)	$(2,709)
There was no recorded allowance for credit losses for fixed maturity securities available-for-sale as of and for the three and six months ended June 30, 2022.
The following table represents the allowance for credit losses aggregated by security type for fixed maturity available-for-sale securities as of and for the three months ended June 30, 2021:

(Amounts in thousands)	Beginning balance	Cumulative effect of change in accounting	Increase from securities without allowance in previous periods	Securities sold	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$1,210	$—	$1,304	$(2,514)	$—
Total fixed maturity securities available-for-sale	$1,210	$—	$1,304	$(2,514)	$—
The following table represents the allowance for credit losses aggregated by security type for fixed maturity available-for-sale securities as of and for the six months ended June 30, 2021:

(Amounts in thousands)	Beginning balance	Cumulative effect of change in accounting	Increase from securities without allowance in previous periods	Securities sold	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$357	$2,157	$(2,514)	$—
Total fixed maturity securities available-for-sale	$—	$357	$2,157	$(2,514)	$—

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	June 30, 2022	December 31, 2021
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(372,292)	$106,165
Income taxes	79,179	(22,577)
Net unrealized investment gains (losses)	$(293,113)	$83,588
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2022	2021
Beginning balance	$(140,712)	$136,960
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(193,949)	28,631
Provision for income taxes	41,247	(6,094)
Change in unrealized gains (losses) on investment securities	(152,702)	22,537
Reclassification adjustments to net investment (gains) losses, net of taxes of $(80) and $(94), respectively	301	357
Change in net unrealized investment gains (losses)	(152,401)	22,894
Ending balance	$(293,113)	$159,854

	Six months ended June 30,
(Amounts in thousands)	2022	2021
Beginning balance	$83,588	$208,378
Cumulative effect of change in accounting, net of taxes	—	281
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(479,350)	(62,539)
Provision for income taxes	101,944	13,300
Change in unrealized gains (losses) on investment securities	(377,406)	(49,239)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(188) and $(115), respectively	705	434
Change in net unrealized investment gains (losses)	(376,701)	(48,805)
Ending balance	$(293,113)	$159,854
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of June 30, 2022, the amortized cost, gross unrealized gains (losses) and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$50,295	$143	$(770)	$49,668
State and political subdivisions	537,225	3,678	(71,394)	469,509
Non-U.S. government	22,228	—	(1,108)	21,120
U.S. corporate	2,928,441	2,905	(188,823)	2,742,523
Non-U.S. corporate	670,535	499	(52,324)	618,710
Other asset-backed	1,072,930	146	(65,244)	1,007,832
Total fixed maturity securities available-for-sale	$5,281,654	$7,371	$(379,663)	$4,909,362
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
There was no allowance for credit losses recorded fixed maturity securities classified as available-for-sale as of June 30, 2022 or December 31, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2022:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$43,708	$(762)	17	$97	$(8)	1	$43,805	$(770)	18
State and political subdivisions	417,186	(69,038)	85	14,102	(2,356)	4	431,288	(71,394)	89
Non-U.S. government	21,120	(1,108)	2	—	—	—	21,120	(1,108)	2
U.S. corporate	2,010,547	(157,115)	387	178,817	(31,708)	21	2,189,364	(188,823)	408
Non-U.S. corporate	490,438	(44,945)	99	52,773	(7,379)	7	543,211	(52,324)	106
Other asset-backed	883,706	(62,224)	186	34,558	(3,020)	8	918,264	(65,244)	194
Total for fixed maturity securities in an unrealized loss position	$3,866,705	$(335,192)	776	$280,347	$(44,471)	41	$4,147,052	$(379,663)	817
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of June 30, 2022, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$292,225	$292,044
Due after one year through five years	2,138,334	2,060,317
Due after five years through ten years	1,504,429	1,322,151
Due after ten years	273,736	227,018
Subtotal	4,208,724	3,901,530
Other asset-backed	1,072,930	1,007,832
Total fixed maturity securities available-for-sale	$5,281,654	$4,909,362
As of June 30, 2022, securities issued by finance and insurance, consumer—non-cyclical, and the technology and communications, and utilities industry groups represented approximately 30%, 14%, and 13%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of June 30, 2022, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of June 30, 2022 and December 31, 2021, $25.5 million and $22.9 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
(4)Fair Value
Recurring Fair Value Measurements
We hold fixed maturity securities, which are carried at fair value. The fair value of fixed maturity securities is estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including asset-backed securities), an income or combination approach may be used. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2022.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of June 30, 2022, and December 31, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 88% of our portfolio was priced using third-party pricing services as of June 30, 2022. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2022:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$49,668	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$469,509	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$21,120	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,349,634	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$434,812	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Other asset-backed	$992,778	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $176.2 million and $100.6 million, respectively, as of June 30, 2022. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $18.5 million as of June 30, 2022.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $296.5 million as of June 30, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$49,668	$—	$49,668	$—
State and political subdivisions	469,509	—	469,509	—
Non-U.S. government	21,120	—	21,120	—
U.S. corporate	2,742,523	—	2,525,869	216,654
Non-U.S. corporate	618,710	—	535,405	83,305
Other asset-backed	1,007,832	—	992,778	15,054
Total	$4,909,362	$—	$4,594,349	$315,013

	December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$58,408	$—	$58,408	$—
State and political subdivisions	538,453	—	538,453	—
Non-U.S. government	22,416	—	22,416	—
U.S. corporate	2,945,303	—	2,724,570	220,733
Non-U.S. corporate	666,594	—	582,930	83,664
Other asset-backed	1,035,165	—	1,010,942	24,223
Total	$5,266,339	$—	$4,937,719	$328,620
We had no liabilities recorded at fair value as of June 30, 2022, and December 31, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2022	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$243,463	$(13)	$(13,386)	$—	$—	$—	$(13,410)	$216,654	$(13)	$(12,893)
Non-U.S. corporate	84,418	(84)	(3,933)	3,009	(105)	—	—	83,305	(84)	(3,931)
Other asset-backed	—	—	57	14,997	—	—	—	15,054	—	57
Total	$327,881	$(97)	$(17,262)	$18,006	$(105)	$—	$(13,410)	$315,013	$(97)	$(16,767)

	Beginning balance as of April 1, 2021	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2021	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$110,711	$(32)	$2,174	$18,000	$—	$3,077	$(4,317)	$129,613	$(32)	$1,885
Non-U.S. corporate	118,921	(74)	5,534	7,360	(10,791)	—	(29,793)	91,157	(74)	910
Other asset-backed	10,358	—	10	—	(353)	—	—	10,015	—	10
Total	$239,990	$(106)	$7,718	$25,360	$(11,144)	$3,077	$(34,110)	$230,785	$(106)	$2,805
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,733	$(28)	$(30,170)	$39,969	$(440)	$—	$(13,410)	$216,654	$(28)	$(29,677)
Non-U.S. corporate	83,664	(168)	(9,270)	13,009	(211)	—	(3,719)	83,305	(168)	(8,975)
Other asset-backed	24,223	—	(1,567)	14,997	—	—	(22,599)	15,054	—	57
Total	$328,620	$(196)	$(41,007)	$67,975	$(651)	$—	$(39,728)	$315,013	$(196)	$(38,595)

(Amounts in thousands)	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2021	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$119,373	$(62)	$(971)	$18,000	$(5,487)	$3,077	$(4,317)	$129,613	$(62)	$(1,260)
Non-U.S. corporate	95,751	(90)	3,791	36,786	(10,896)	—	(34,185)	91,157	(85)	(916)
Other asset-backed	13,781	—	66	—	(1,264)	—	(2,568)	10,015	—	16
Total	$228,905	$(152)	$2,886	$54,786	$(17,647)	$3,077	$(41,070)	$230,785	$(147)	$(2,160)
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2022:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$213,189	Credit spreads	51 - 225	151
Non-U.S. corporate	Internal models	$83,305	Credit spreads	102 - 248	167
______________
(1)Certain classes of instruments classified as Level 3 are excluded as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
(2)Unobservable inputs weighted by the relative fair value of the associated instrument.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Liabilities Not Required to Be Carried at Fair Value
We have certain financial instruments that are not recorded at fair value, including cash and cash equivalents and accrued investment income, the carrying value of which approximate fair value due to the short-term nature of these instruments and are not included in this disclosure.
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	June 30, 2022		December 31, 2021
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$741,602	$709,560	$740,416	$821,033

(5)Loss Reserves
Activity for the liability for loss reserves for the six months ended June 30, is summarized as follows:

(Amounts in thousands)	2022	2021
Loss reserves, beginning balance	$641,325	$555,679
Run-off reserves	(681)	(654)
Net loss reserves, beginning balance	640,644	555,025

Losses and LAE incurred related to current accident year	75,562	71,596
Losses and LAE incurred related to prior accident years	(147,558)	13,677
Total incurred (1)	(71,996)	85,273

Losses and LAE paid related to current accident year	(461)	(855)
Losses and LAE paid related to prior accident years	(9,966)	(15,922)
Total paid (1)	(10,427)	(16,777)

Net loss reserves, ending balance	558,221	623,521
Run-off reserves	673	735
Loss reserves, ending balance	$558,894	$624,256
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
future losses at the time of estimation. As a result of the extended period of time that may exist between the reporting of a delinquency and the claim payment, as well as changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts ultimately paid.
For the six months ended June 30, 2022, losses and LAE incurred of $75.6 million related to insured events of the current accident year was primarily attributable to new delinquencies, a portion of which was from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. When establishing loss reserves for borrowers in forbearance, we assume a lower rate of delinquencies becoming active claims, which has the effect of producing a lower reserve compared to delinquencies that are not in forbearance. Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, we initially leveraged our prior hurricane experience and have recently layered in cure activity from COVID-19 related delinquencies as considerations in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments.
We also recorded favorable adjustments on prior accident year reserves of $146.0 million, which was primarily driven by performance of delinquencies from 2020 related to the emergence of COVID-19. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to cure at levels above our reserve expectations.

(6)Reinsurance
We reinsure a portion of our policy risks in order to reduce our ultimate losses, diversify our exposures and comply with regulatory requirements. We also assume certain policy risks written by other companies.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net premiums written:
Direct	$245,819	$243,533	$488,424	$486,129
Assumed	66	82	134	171
Ceded	(20,129)	(18,304)	(38,431)	(34,650)
Net premiums written	$225,756	$225,311	$450,127	$451,650

Net premiums earned:
Direct	$257,449	$260,702	$509,962	$529,501
Assumed	66	82	134	171
Ceded	(20,129)	(18,304)	(38,431)	(34,650)
Net premiums earned	$237,386	$242,480	$471,665	$495,022
The difference between written premiums of $225.8 million and earned premiums of $237.4 million represents the decrease in unearned premiums for the three months ended June 30, 2022. The difference between written premiums of $450.1 million and earned premiums of $471.7 million represents the decrease in unearned premiums for the six months ended June 30, 2022. The decrease in unearned premiums for each period was primarily the result of policy cancellations in our single premium mortgage insurance product.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	June 30, 2022	December 31, 2021
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(8,398)	(9,584)
Total	$741,602	$740,416
Revolving Credit Agreement
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million, including the ability for EHI to increase the commitments under the Facility, on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Borrowings under the Facility will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at EHI’s option, plus an applicable margin. The applicable margins are based on the our ratings established by certain debt rating agencies for EHI’s senior unsecured debt.
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERS compliance. We are in compliance of all covenants of the Facility and the Facility remained undrawn as of June 30, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)Income Taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three and six month periods ended June 30, 2022 and 2021, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources, employee benefit administration and legal). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $7.5 million and $14.9 million for the three months ended June 30, 2022 and 2021, respectively. We incurred costs for these services of $15.3 million and $29.1 million for the six months ended June 30, 2022 and 2021, respectively.
The investment portfolios of our subsidiaries are managed by Genworth. Under the terms of the investment management agreement we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.4 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively. The total investment expenses paid to Genworth were $2.8 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.2 million and $0.1 million for these services for the three months ended June 30, 2022 and 2021, respectively. We charged Genworth $0.4 million and $0.2 million for these services for the six months ended June 30, 2022 and 2021, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	June 30, 2022	December 31, 2021
Amounts payable to Genworth	$9,832	$8,316
Amounts receivable from Genworth	$17	$133
(10)Net Income Per Common Share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 2022, the calculation of dilutive weighted average shares considers the impact of restricted stock units issued to employees as well deferred stock units issued to our directors. For the three and six months ended June 30, 2021, we had no instruments outstanding that would be dilutive to earnings per share.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Net income available to EHI common stockholders	$204,735	$130,812	$369,365	$255,943
Net income per common share:
Basic	$1.26	$0.80	$2.27	$1.57
Diluted	$1.25	$0.80	$2.26	$1.57
Weighted average common shares outstanding:
Basic	162,842	162,840	162,842	162,840
Diluted	163,225	162,840	163,140	162,840

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)Changes in Accumulated Other Comprehensive Income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2022, net of tax	$(140,712)	$22	$(140,690)
Other comprehensive income (loss) before reclassifications	(152,702)	64	(152,638)
Amounts reclassified from other comprehensive income (loss)	301	—	301
Total other comprehensive income (loss)	(152,401)	64	(152,337)
Balance as of June 30, 2022, net of tax	$(293,113)	$86	$(293,027)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2021, net of tax	$136,960	$—	$136,960
Other comprehensive income (loss) before reclassifications	22,537	—	22,537
Amounts reclassified from other comprehensive income (loss)	357	—	357
Total other comprehensive income (loss)	22,894	—	22,894
Balance as of June 30, 2021, net of tax	$159,854	$—	$159,854

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the six months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2022, net of tax	$83,588	$(7)	$83,581
Other comprehensive income (loss) before reclassifications	(377,406)	93	(377,313)
Amounts reclassified from other comprehensive income (loss)	705	—	705
Total other comprehensive income (loss)	(376,701)	93	(376,608)
Balance as of June 30, 2022, net of tax	$(293,113)	$86	$(293,027)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2021, net of tax	$208,378	$—	$208,378
Cumulative effective of change in accounting, net of taxes	281	—	281
Other comprehensive income (loss) before reclassifications	(49,239)	—	(49,239)
Amounts reclassified from other comprehensive income (loss)	434	—	434
Total other comprehensive income (loss)	(48,805)	—	(48,805)
Balance as of June 30, 2021, net of tax	$159,854	$—	$159,854
The following table presents the effect of the reclassifications of significant items out of accumulated other comprehensive income on the respective line items of the consolidated statements of income, for the periods indicated:

	Amount reclassified from accumulated other comprehensive income				Affected line item in the condensed consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net unrealized gains (losses) on investments	$(381)	$(451)	$(893)	$(549)	Net investment gains (losses)
Benefit (expense) from income taxes	80	94	188	115	Provision for income taxes

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2022 and 2021, and our audited consolidated financial statements and related notes for the years ended December 31, 2021 and 2020 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2021 (the “Annual Report”).
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
Trends and Conditions
During the second quarter of 2022, the United States and global economies experienced continued headwinds due to geopolitical uncertainty that increased global shortfalls in supplies of energy, food and raw materials. Inflationary pressures continued to rise in the second quarter of 2022 with the Bureau of Labor Statistics reporting in June that the Consumer Price Index increased to 9.1% year-over-year. As a result, the Federal Reserve has taken a more aggressive approach towards addressing inflation through interest rate increases and a reduction of its balance sheet and approved interest rate increases of 0.75% in both July and June 2022, following increases of 0.50% in May 2022 and 0.25% in the first quarter of 2022. Financial markets have reacted with increased volatility and rates have increased across the Treasury yield curve.
Mortgage origination activity continued to decline during the second quarter of 2022 in response to rising mortgage rates that specifically impacted the refinance market. The refinance market is likely to remain low as the Federal Reserve has signaled that it may make additional interest rate increases throughout the remainder of 2022. Housing affordability continued to experience a decline nationally as of May 2022 due to increasing interest rates and rising home prices, modestly offset by rising median family income according to the National Association of Realtors Housing Affordability Index.
The unemployment rate was flat at 3.6% in June 2022 compared to March 2022, following a steady decline from its peak of 14.8% in April 2020, bringing unemployment relatively in line with the pre-COVID-19 level of 3.5% in February 2020. In the second quarter of 2022, the number of unemployed Americans stands at approximately 5.9 million, which is 0.2 million higher than in February 2020. Among the unemployed, those on temporary layoff remained at approximately 0.8 million, down significantly from a peak of 18 million in April 2020, and the number of permanent job losses decreased to approximately 1.3 million. In addition, the number of long term unemployed over 26 weeks was approximately 1.3 million in June 2022.
The Federal Housing Finance Agency (“FHFA”) and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. In June 2022, the FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans. The proposals included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. These initiatives remain preliminary, and we will continue to work with the FHFA, the GSEs, and the broader housing finance industry as these proposals develop and to the extent they are implemented. We cannot predict whether or when any new practices or programs will be implemented under the GSEs’ Equitable Housing Plans or other affordability initiatives, and if so in what form, nor can we predict what effect, if any, such practices or programs may have on our business, results of operations or financial condition.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended for another six months if requested by the borrower to its mortgage servicer. For GSE loans in a COVID-19 forbearance plan as of February 28, 2021, the maximum forbearance can be up to 18 months. Currently, the GSEs do not have a deadline for requesting an initial forbearance. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline, which could negatively impact the severity of loss on loans that go to claim.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. At the end of the second quarter of 2022 approximately 1.7%, or 15,702, of our active primary policies were reported in a forbearance plan, of which approximately 36% were reported as delinquent.
Total delinquencies decreased during the second quarter of 2022 as a result of cures outpacing new delinquencies, which decreased modestly during the quarter. The second quarter 2022 new delinquency rate of 0.8% was in line with pre-COVID-19 levels.
Despite continued economic recovery, the full impact of COVID-19 and its ancillary economic effects on our future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. We continue to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 could have a significantly adverse impact on our future results of operations and financial condition.
Private mortgage insurance market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On February 25, 2022, the FHFA finalized the rule for the Enterprise Capital Framework, which included technical corrections to their December 17, 2020 rule. Higher GSE capital requirements could lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could potentially result in a smaller market for private mortgage insurance.
In January 2022, the FHFA introduced new upfront fees for some high-balance and second-home loans sold to Fannie Mae and Freddie Mac. Upfront fees for high balance loans increased between 0.25% and 0.75%, tiered by loan-to-value ratio. For second home loans, the upfront fees increased between 1.125% and 3.875%, also tiered by loan-to-value ratio. The new pricing framework became effective April 1, 2022. To date, we have not experienced a significant impact to the mortgage insurance market or our projections based on this initiative.

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
New insurance written of $17.4 billion in the second quarter of 2022 decreased 35% compared to the second quarter of 2021 primarily due to a smaller estimated private mortgage insurance market which was primarily driven by a decline in refinance originations due to rising mortgage rates.
Our primary persistency increased to 80% during the second quarter of 2022 compared to 63% during the second quarter of 2021 and is in line with historic levels of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. The increase in persistency has offset the decline in new insurance written in the second quarter of 2022, leading to an increase in insurance in-force (“IIF”) of $11 billion since December 31, 2021. Low persistency impacted business performance trends in 2021 in several ways including, but not limited to, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of our existing reinsurance transactions, and shifting the concentration of our primary IIF to more recent years of policy origination. As of June 30, 2022, our primary IIF has approximately 4% concentration in 2014 and prior book years. In contrast, our 2021 book year represents 37% of our primary IIF concentration while our 2022 book year concentration is 15% as of June 30, 2022.
The U.S. private mortgage insurance industry is highly competitive. Our market share is influenced by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. We continue to manage the quality of new business through pricing and our underwriting guidelines, which are modified from time to time when circumstances warrant. We see the market and underwriting conditions, including the pricing environment, as being within our risk-adjusted return appetite enabling us to write new business at attractive returns. Ultimately, we expect our new insurance written with its strong credit profile and attractive pricing to positively contribute to our future profitability and return on equity.
Net earned premiums declined in the second quarter of 2022 compared to the second quarter of 2021 primarily as a result of the continued lapse of older, higher priced policies and a decrease in single premium cancellations. This was partially offset by insurance in-force growth. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as forbearance exits continue and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default and we refund the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the second quarter of 2022 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim for these loans.
Our loss ratio for the three months ended June 30, 2022, was (26)% as compared to 12% for the three months ended June 30, 2021. The decrease was largely from a $96 million reserve release during the quarter, primarily related to favorable cure performance on COVID-19 delinquencies from 2020. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans.

Those delinquencies have continued to cure at levels above our reserve expectations, which led to the release of reserves in the second quarter of 2022.
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
New delinquencies in the second quarter of 2022 increased compared to the second quarter of 2021. Current period primary delinquencies of 7,847 contributed $35 million of loss expense in the second quarter of 2022. We incurred $30 million of losses from 6,862 current period delinquencies in the second quarter of 2021. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience, and the prevailing economic conditions. Approximately 21% of our primary new delinquencies in the second quarter of 2022 were subject to a forbearance plan as compared to 45% in the second quarter of 2021.
As of June 30, 2022, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 12.6:1, compared with a risk-to-capital ratio of 12.3:1 and 12.0:1 as of December 31, 2021, and June 30, 2021, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
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
In September 2020, subsequent to the issuance of our senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. for two consecutive quarters and (b) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:
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
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, our liquidity must not fall below 13.5% of its outstanding debt. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth were to own 50% or less of EHI at any point prior to their expiration. We understand that Genworth’s current plans do not include a potential sale in which Genworth owns less than 80% of EHI. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $228 million.
As of June 30, 2022, we had estimated available assets of $5,147 million against $3,100 million net required assets under PMIERs compared to available assets of $5,222 million against $2,961 million net required assets as of March 31, 2022. The sufficiency ratio as of June 30, 2022, was 166%, or $2,047 million, above the published PMIERs requirements, compared to 176%, or $2,261 million, above the published PMIERs requirements as of March 31, 2022. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on our business. The decrease in the PMIERs sufficiency for the quarter was driven by EMICO’s distribution paid to EHI during the second quarter of 2022, NIW and amortization of existing reinsurance transactions. This was partially offset by lapse, business cash flows and lower delinquencies. Our PMIERs required assets as of June 30, 2022, and March 31, 2022, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $178 million of benefit to our June 30, 2022 PMIERs required assets compared to $272 million of benefit as of March 31, 2022. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On July 21, 2022, Moody’s Investors Service upgraded the insurance financial strength rating of EMICO to Baa1 from Baa2. The increase was driven by improvement in our overall credit profile, including market position, profitability, capital adequacy and financial flexibility.

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
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility (the “Facility”) with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of June 30, 2022.
On April 26, 2022, our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. The inaugural quarterly dividend for the second quarter of 2022 was $0.14 per share, and was paid on May 26, 2022. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth, and will be targeted to be paid in the third month of each subsequent quarter. In April 2022, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that supports our ability to pay a quarterly dividend. We intend to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility and return additional capital to shareholders.
Returning capital to shareholders, balanced with our growth and risk management priorities, remains a key commitment for Enact as we look to drive shareholder value through time. We believe the initiation of a quarterly dividend reflects meaningful progress towards that goal. We believe we have several options available to us to return capital to shareholders and will continue to evaluate our capital allocation options. Our ultimate view will be shaped by our capital prioritization framework: supporting our existing policyholders, growing our mortgage insurance business, funding attractive new business opportunities and returning capital to shareholders. Our total return of capital will also be based on our view of the prevailing and prospective macro-economic conditions, regulatory landscape and business performance.

Results of Operations and Key Metrics
Results of Operations
Three months ended June 30, 2022, compared to three months ended June 30, 2021
The following table sets forth our consolidated results for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$237,386	$242,480	$(5,094)	(2)%
Net investment income	35,776	34,689	1,087	3%
Net investment losses	(381)	(1,753)	1,372	(78)%
Other income	760	705	55	8%
Total revenues	273,541	276,121	(2,580)	(1)%
Losses and expenses:
Losses incurred	(61,563)	30,003	(91,566)	(305)%
Acquisition and operating expenses, net of deferrals	58,201	63,050	(4,849)	(8)%
Amortization of deferred acquisition costs and intangibles	3,230	3,597	(367)	(10)%
Interest expense	12,786	12,745	41	—%
Total losses and expenses	12,654	109,395	(96,741)	(88)%
Income before income taxes	260,887	166,726	94,161	56%
Provision for income taxes	56,152	35,914	20,238	56%
Net income	$204,735	$130,812	$73,923	57%
Loss ratio (1)	(26)%	12%
Expense ratio (2)	26%	27%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of deferred acquisition costs and intangibles by net earned premiums.
Revenues
Premiums decreased mainly attributable to the continued lapse of older, higher priced policies and a decrease in single premium cancellations. This was partially offset by insurance in-force growth driven by increased persistency.
Net investment income remained relatively flat with an increase from higher average invested assets in the current quarter offset by lower income from bond calls. Portfolio investment yields remained relatively flat.
Net investment losses in the second quarter of 2022 were primarily driven by realized losses from the sale of fixed maturity securities, while net investment losses from the second quarter of 2021 were driven by credit losses related to non-US corporate fixed maturity securities and realized losses from sales.
Losses and expenses
Losses incurred during the second quarter of 2022 decreased largely due to prior year development, as we continued to experience better than expected cures primarily on delinquencies from 2020 related to the emergence of COVID-19, resulting in a $96 million reserve release. Current period primary delinquencies of 7,847 contributed $35 million of loss expense in the three months ended June 30, 2022. This compares to $30 million of loss expense from 6,862 current period primary delinquencies in the second quarter of 2021.
The following table shows incurred losses related to current and prior accident years for the three months ended June 30,:

(Amounts in thousands)	2022	2021
Losses and LAE incurred related to current accident year	$34,288	$26,532
Losses and LAE incurred related to prior accident years	(95,851)	3,356
Total incurred (1)	$(61,563)	$29,888
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased modestly in the three months ended June 30, 2022, as a result of lower costs allocated by our Parent, partially offset by higher general and administrative expenses.
The expense ratio decreased slightly in the current quarter due to a higher percentage decline in expenses than premiums.
Interest expense relates to our 2025 Senior Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2022 and 2021.
Provision for income taxes
The effective tax rate was 21.5% for the three months ended June 30, 2022 and 2021, consistent with the United States corporate federal income tax rate.

Six months ended June 30, 2022, compared to six months ended June 30, 2021
The following table sets forth our consolidated results for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$471,665	$495,022	$(23,357)	(5)%
Net investment income	70,922	69,948	974	1%
Net investment losses	(720)	(2,709)	1,989	(73)%
Other income	1,262	2,443	(1,181)	(48)%
Total revenues	543,129	564,704	(21,575)	(4)%
Losses and expenses:
Losses incurred	(72,009)	85,377	(157,386)	(184)%
Acquisition and operating expenses, net of deferrals	112,463	120,672	(8,209)	(7)%
Amortization of deferred acquisition costs and intangibles	6,320	7,435	(1,115)	(15)%
Interest expense	25,562	25,482	80	—%
Total losses and expenses	72,336	238,966	(166,630)	(70)%
Income before income taxes	470,793	325,738	145,055	45%
Provision for income taxes	101,428	69,795	31,633	45%
Net income	$369,365	$255,943	$113,422	44%
Loss ratio (1)	(15)%	17%
Expense ratio (net earned premiums) (2)	25%	26%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio (net earned premiums) is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
Revenues
Premiums decreased mainly attributable to the continued lapse of older, higher priced policies and a decrease in single premium cancellations. This was partially offset by insurance in-force growth driven by increased persistency.
Net investment income increased primarily from higher average invested assets in the current year, partially offset by lower investment yields and income from bond calls in the current year.
Net investment losses in the current year were primarily driven by realized losses from the sale of fixed maturity securities. Net investment losses in the prior year were mainly driven by credit losses related to non-US corporate fixed maturity securities and realized losses from the sale of fixed maturity securities.

Losses and expenses
Losses incurred decreased as a result of favorable reserve adjustments. New primary delinquencies of 16,571 contributed $74 million of loss expense in the first six months of 2022. This compares to $74 million of loss expense from 16,915 new primary delinquencies in the first six months of 2021. During the first six months of 2022, we released reserves of $146 million due to better than expected cure experience primarily on delinquencies from 2020 related to the emergence of COVID-19. In the prior year, existing reserves were strengthened by $10 million primarily driven by slower early cure emergence patterns on pre-COVID-19 delinquencies.
The following table shows incurred losses related to current and prior accident years for the six months ended June 30,:

(Amounts in thousands)	2022	2021
Losses and LAE incurred related to current accident year	$75,562	$71,596
Losses and LAE incurred related to prior accident years	(147,558)	13,677
Total incurred (1)	$(71,996)	$85,273
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to lower costs allocated by our Parent, partially offset by higher general and administrative expenses.
The expense ratio (net earned premiums) decreased slightly as expenses saw a larger percentage decline than premiums during the period.
Interest expense relates to our 2025 Senior Notes and increased as the notes were outstanding for only a portion of the six months ended June 30, 2022. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2022 and 2021.
Provision for income taxes
The effective tax rate was 21.5% and 21.4% for the six months ended June 30, 2022 and 2021, respectively, consistent with the United States corporate federal income tax rate.

Use of Non-GAAP Financial Measures
We use a non-U.S. GAAP (“non-GAAP”) financial measure entitled “adjusted operating income.” This non-GAAP financial measure aligns with the way our business performance is evaluated by both management and our Board of Directors. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although “adjusted operating income” is a non-GAAP financial measure, for the reasons discussed above we believe this measure aids in understanding the underlying performance of our operations. Our senior management, including our chief operating decision maker (who is our Chief Executive Officer), use “adjusted operating income” as the primary measure to evaluate the fundamental financial performance of our business and to allocate resources.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2022	2021
Net income	$204,735	$130,812
Adjustments to net income:
Net investment (gains) losses	381	1,753
Costs associated with reorganization	104	2,316
Taxes on adjustments	(102)	(854)
Adjusted operating income	$205,118	$134,027

	Six months ended June 30,
(Amounts in thousands)	2022	2021
Net income	$369,365	$255,943
Adjustments to net income:
Net investment (gains) losses	720	2,709
Costs associated with reorganization	326	2,316
Taxes on adjustments	(220)	(1,055)
Adjusted operating income	$370,191	$259,913
Adjusted operating income increased for the three and six months ended June 30, 2022, as compared to June 30, 2021, primarily due to decreased losses coupled with lower expenses and partially offset by lower premiums.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended June 30,
(Dollar amounts in millions)	2022	2021
New insurance written	$17,448	$26,657
Primary insurance in-force(1)	$237,563	$217,477
Primary risk in-force	$59,911	$54,643
Persistency rate	80%	63%
PIF (count)	946,891	933,616
Delinquent loans (count)	19,513	33,568
Delinquency rate	2.06%	3.60%

	Six months ended June 30,
(Dollar amounts in millions)	2022	2021
New insurance written	$36,271	$51,591
Persistency rate	78%	59%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended June 30, 2022 decreased 35% compared to the three months ended June 30, 2021, primarily due to lower mortgage refinancing originations in the current period. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2022		2021		2022		2021
Primary	$17,448	100%	$26,657	100%	$36,271	100%	$51,591	100%
Pool	—	—	—	—	—	—	—	—
Total	$17,448	100%	$26,657	100%	$36,271	100%	$51,591	100%
The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2022		2021		2022		2021
Purchases	$16,802	96%	$21,143	79%	$34,128	94%	$36,643	71%
Refinances	646	4	5,514	21	2,143	6	14,948	29
Total	$17,448	100%	$26,657	100%	$36,271	100%	$51,591	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2022		2021		2022		2021
Monthly	$16,169	93%	$24,887	93%	$33,240	92%	$48,245	94%
Single	1,218	7	1,686	7	2,908	8	3,132	6
Other	61	—	84	—	123	—	214	—
Total	$17,448	100%	$26,657	100%	$36,271	100%	$51,591	100%
The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2022		2021
Over 760	$7,981	45%	$11,762	44%
740-759	2,916	17	3,995	15
720-739	2,530	15	3,467	13
700-719	1,917	11	3,131	12
680-699	1,099	6	2,513	9
660-679 (1)	598	3	1,068	4
640-659	297	2	547	2
620-639	106	1	174	1
<620	4	—	—	—
Total	$17,448	100%	$26,657	100%

	Six months ended June 30,
(Amounts in millions)	2022		2021
Over 760	$16,340	45%	$22,282	43%
740-759	6,001	16	7,831	15
720-739	5,045	14	6,890	13
700-719	3,869	11	6,110	12
680-699	2,415	7	4,993	10
660-679 (1)	1,529	4	2,051	4
640-659	783	2	1,058	2
620-639	279	1	376	1
<620	10	—	—	—
Total	$36,271	100%	$51,591	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2022		2021
95.01% and above	$2,177	12%	$2,767	11%
90.01% to 95.00%	7,458	43	10,758	40
85.01% to 90.00%	5,207	30	8,618	32
85.00% and below	2,606	15	4,514	17
Total	$17,448	100%	$26,657	100%

	Six months ended June 30,
(Amounts in millions)	2022		2021
95.01% and above	$5,323	15%	$5,008	10%
90.01% to 95.00%	14,140	39	20,211	39
85.01% to 90.00%	10,827	30	17,010	33
85.00% and below	5,981	16	9,362	18
Total	$36,271	100%	$51,591	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2022		2021
45.01% and above	$4,067	23%	$3,269	12%
38.01% to 45.00%	6,436	37	9,204	35
38.00% and below	6,945	40	14,184	53
Total	$17,448	100%	$26,657	100%

	Six months ended June 30,
(Amounts in millions)	2022		2021
45.01% and above	$8,519	24%	$5,835	11%
38.01% to 45.00%	12,797	35	17,950	35
38.00% and below	14,955	41	27,806	54
Total	$36,271	100%	$51,591	100%

Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Higher interest rates and the declining refinance market led to lower lapse and cancellations during the second quarter of 2022 driving increased persistency. Primary persistency was 80% and 63% for the three months ended June 30, 2022 and 2021, respectively. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
Primary IIF	$237,563	100%	$226,514	100%	$217,477	100%
Pool IIF	564	—	641	—	798	—
Total IIF	$238,127	100%	$227,155	100%	$218,275	100%

Primary RIF	$59,911	100%	$56,881	100%	$54,643	100%
Pool RIF	89	—	105	—	123	—
Total RIF	$60,000	100%	$56,986	100%	$54,766	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
Purchases IIF	$192,499	81%	$176,550	78%	$162,832	75%
Refinances IIF	45,064	19	49,964	22	54,645	25
Total IIF	$237,563	100%	$226,514	100%	$217,477	100%

Purchases RIF	$50,449	84%	$46,470	82%	$43,121	79%
Refinances RIF	9,462	16	10,411	18	11,522	21
Total RIF	$59,911	100%	$56,881	100%	$54,643	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
Monthly IIF	$206,361	87%	$194,826	86%	$185,694	85%
Single IIF	28,945	12	29,205	13	28,743	13
Other IIF	2,257	1	2,483	1	3,040	2
Total IIF	$237,563	100%	$226,514	100%	$217,477	100%

Monthly RIF	$52,896	88%	$49,614	87%	$47,153	86%
Single RIF	6,449	11	6,658	12	6,766	13
Other RIF	566	1	609	1	724	1
Total RIF	$59,911	100%	$56,881	100%	$54,643	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
2008 and prior	$7,246	3%	$8,196	3%	$9,682	4%
2009 to 2014	2,577	1	3,369	2	4,670	3
2015	3,526	1	4,488	2	5,810	3
2016	7,377	3	8,997	4	11,499	5
2017	7,328	3	8,962	4	11,763	5
2018	7,613	3	9,263	4	12,289	6
2019	18,141	8	21,730	10	28,842	13
2020	62,154	26	69,963	31	82,308	38
2021	86,175	37	91,546	40	50,614	23
2022	35,426	15	—	0	—	—
Total	$237,563	100%	$226,514	100%	$217,477	100%
The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
2008 and prior	$1,867	3%	$2,112	3%	$2,494	4%
2009 to 2014	687	1	904	2	1,260	2
2015	943	2	1,197	2	1,549	3
2016	1,964	3	2,388	4	3,052	6
2017	1,922	3	2,324	4	3,032	6
2018	1,922	3	2,330	4	3,086	6
2019	4,575	8	5,454	10	7,225	13
2020	15,763	26	17,574	31	20,536	37
2021	21,384	36	22,598	40	12,409	23
2022	8,884	15	—	0	—	—
Total	$59,911	100%	$56,881	100%	$54,643	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2022	2021
Beginning balance	$231,853	$210,187
NIW	17,448	26,657
Cancellations, principal repayments and other reductions (1)	(11,738)	(19,367)
Ending balance	$237,563	$217,477

	Six months ended June 30,
(Amounts in millions)	2022	2021
Beginning balance	$226,514	$207,947
NIW	36,271	51,591
Cancellations, principal repayments and other reductions (1)	(25,222)	(42,061)
Ending balance	$237,563	$217,477
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
95.01% and above	$37,636	16%	$35,455	16%	$33,657	15%
90.01% to 95.00%	99,303	41	95,149	42	94,307	44
85.01% to 90.00%	67,866	29	64,549	28	61,234	28
85.00% and below	32,758	14	31,361	14	28,279	13
Total	$237,563	100%	$226,514	100%	$217,477	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
95.01% and above	$10,647	18%	$9,907	17%	$9,228	17%
90.01% to 95.00%	28,838	48	27,608	49	27,308	50
85.01% to 90.00%	16,517	27	15,644	27	14,776	27
85.00% and below	3,909	7	3,722	7	3,331	6
Total	$59,911	100%	$56,881	100%	$54,643	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
Over 760	$96,625	40%	$89,982	40%	$83,602	38%
740-759	37,853	16	35,874	16	34,402	16
720-739	33,263	14	31,730	14	30,964	14
700-719	28,136	12	27,359	12	27,032	12
680-699	21,221	9	21,270	9	21,469	10
660-679 (1)	10,822	5	10,549	5	10,191	6
640-659	6,154	3	6,124	3	6,008	3
620-639	2,725	1	2,783	1	2,838	1
<620	764	—	843	—	971	—
Total	$237,563	100%	$226,514	100%	$217,477	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
Over 760	$24,252	40%	$22,489	40%	$20,908	38%
740-759	9,559	16	9,009	16	8,628	16
720-739	8,484	14	8,055	14	7,879	14
700-719	7,129	12	6,907	12	6,848	13
680-699	5,329	9	5,334	9	5,385	10
660-679 (1)	2,728	5	2,638	5	2,531	5
640-659	1,547	3	1,530	3	1,494	3
620-639	687	1	702	1	720	1
<620	196	—	217	—	250	—
Total	$59,911	100%	$56,881	100%	$54,643	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
45.01% and above	$38,763	16%	$34,076	15%	$30,794	14%
38.01% to 45.00%	83,194	35	79,147	35	76,977	35
38.00% and below	115,606	49	113,291	50	109,706	51
Total	$237,563	100%	$226,514	100%	$217,477	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2022		December 31, 2021		June 30, 2021
45.01% and above	$9,843	16%	$8,631	15%	$7,798	14%
38.01% to 45.00%	21,058	35	19,974	35	19,445	36
38.00% and below	29,010	49	28,276	50	27,400	50
Total	$59,911	100%	$56,881	100%	$54,643	100%

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
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Six months ended June 30,
(Loan count)	2022	2021
Number of delinquencies, beginning of period	24,820	44,904
New defaults	16,571	16,915
Cures	(21,666)	(27,951)
Claims paid	(197)	(277)
Rescissions and claim denials	(15)	(23)
Number of delinquencies, end of period	19,513	33,568
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Six months ended June 30,
(Amounts in thousands) (1)	2022	2021
Loss reserves, beginning of period	$606,102	$516,863
Claims paid	(10,427)	(13,311)
Change in reserve	(69,727)	85,131
Loss reserves, end of period	$525,948	$588,683
______________
(1)Direct primary case reserves exclude LAE, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	June 30, 2022
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,442	$35	$341	10%
4 - 11 payments	6,372	122	368	33%
12 payments or more	6,699	369	382	97%
Total	19,513	$526	$1,091	48%

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%
Total	24,820	$606	$1,409	43%

	June 30, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,030	$32	$318	10%
4 - 11 payments	12,378	151	717	21%
12 payments or more	15,160	406	914	44%
Total	33,568	$589	$1,949	30%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.
The total increase in reserves as a percentage of RIF as of June 30, 2022 compared to December 31, 2021 was primarily driven by the decrease in delinquent RIF. Delinquent RIF decreased mainly due to lower total delinquencies as cures outpaced new delinquencies in the first six months of 2022, while reserves decreased due to our reserve release. While the number of loans that are delinquent for 12 months or more has decreased since December 31, 2021, it remains elevated compared to pre-COVID-19 levels due, in large part, to borrowers entering a forbearance plan over a year ago driven by COVID-19.
Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, remains difficult to estimate. In addition, due to foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process there is still uncertainty around the likelihood and timing of delinquencies going to claim.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of June 30, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	11%	10%	2.18%
Texas	8	8	2.12%
Florida (1)	8	8	2.06%
New York (1)	5	13	3.17%
Illinois (1)	5	6	2.53%
Michigan	4	3	1.66%
Arizona	4	2	1.71%
North Carolina	3	2	1.67%
Pennsylvania (1)	3	3	2.13%
Georgia	3	3	2.21%
All other states (2)	46	42	1.94%
Total	100%	100%	2.06%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of June 30, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.94%
Phoenix, AZ MSA	3	2	1.71%
New York, NY MD	3	8	4.17%
Atlanta, GA MSA	2	3	2.42%
Washington-Arlington, DC MD	2	2	1.98%
Houston, TX MSA	2	3	2.86%
Riverside-San Bernardino CA MSA	2	2	2.72%
Los Angeles-Long Beach, CA MD	2	2	2.35%
Dallas, TX MD	2	1	1.70%
Nassau County, NY MD	2	5	4.25%
All Other MSAs/MDs	77	67	1.92%
Total	100%	100%	2.06%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	3.68%
Phoenix, AZ MSA	3	2	2.36%
New York, NY MD	3	8	5.32%
Atlanta, GA MSA	2	3	3.28%
Washington-Arlington, DC MD	2	2	2.96%
Houston, TX MSA	2	3	3.61%
Riverside-San Bernardino CA MSA	2	2	3.42%
Los Angeles-Long Beach, CA MD	2	3	3.95%
Dallas, TX MD	2	2	2.31%
Nassau County, NY MD	2	4	5.55%
All Other MSAs/MDs	77	67	2.44%
Total	100%	100%	2.65%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of June 30, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2008 and prior	3%	26%	9.81%	5.58%
2009 to 2014	1	5	5.06%	0.73%
2015	2	4	3.58%	0.78%
2016	3	7	3.16%	0.89%
2017	3	9	3.84%	1.10%
2018	3	11	4.70%	1.29%
2019	8	15	2.81%	1.05%
2020	26	17	1.33%	0.92%
2021	36	6	0.72%	0.66%
2022	15	0	0.14%	0.14%
Total portfolio	100%	100%	2.06%	4.29%
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

Loss reserves in policy years in 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in these policy years. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of COVID-19 given their significant representation of RIF. As of June 30, 2022, our 2015 and newer policy years represented approximately 96% of our primary RIF and 69% of our total direct primary case reserves.
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
•Our business outlook, including current and expected future investment conditions;
•Investments selection based on fundamental, research-driven strategies;
•Diversification across a mix of fixed income, low-volatility investments while actively pursuing strategies to enhance yield;
•Regular evaluation and optimization of our asset class mix;
•Continuous monitoring of investment quality, duration, and liquidity;
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	June 30, 2022		December 31, 2021
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$49,668	1%	$58,408	1%
State and political subdivisions	469,509	10	538,453	10
Non-U.S. government	21,120	—	22,416	—
U.S. corporate	2,742,523	56	2,945,303	56
Non-U.S. corporate	618,710	13	666,594	13
Other asset-backed	1,007,832	20	1,035,165	20
Total available-for-sale fixed maturity securities	$4,909,362	100%	$5,266,339	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of June 30, 2022 or December 31, 2021. We have no derivative financial instruments in our investment portfolio.
As of both June 30, 2022 and December 31, 2021, 97% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	June 30, 2022	December 31, 2021
AAA	9%	9%
AA	16	17
A	34	34
BBB	38	37
BB & below	3	3
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	June 30, 2022	December 31, 2021
Duration (in years)	3.8	3.9
Pre-tax yield (% of average investment portfolio assets)	2.8%	2.7%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Six months ended June 30,
(Amounts in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$301,745	$263,107
Investing activities	(120,828)	(280,578)
Financing activities	(22,798)	—
Net increase (decrease) in cash and cash equivalents	$158,119	$(17,471)
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities increased largely due to timing of tax payments made to our Parent and lower unearned premium declines from cancelled single premium policies.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used by investing activities decreased as a result of lower net purchases of fixed maturity securities in the current year.
During the six months ended June 30, 2022, our cash flows from financing activities included dividends paid of $22.8 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. There were no dividends paid or other financing activity during the six months ended June 30, 2021.
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
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERS compliance. We are in compliance of all covenants of the Facility and the Facility remained undrawn as of June 30, 2022.

Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, EMICO has the capacity to pay dividends from unassigned surplus of $156 million as of June 30, 2022, with 30 day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
The credit agreement entered into in connection with the Facility contains customary restrictions on EHI’s ability to pay cash dividends. Under the credit agreement, EHI is permitted to make cash distributions (1) so long as no Default or Event of Default (as each are defined in the credit agreement) has occurred and is continuing and EHI is in pro forma compliance with its financial covenants as described in Note 7 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2022 and 2021, at the time of and after giving effect to such payment, (2) within 60 days of declaration of any cash dividend so long as the payment was permitted under the credit agreement at the time of such declaration and (3) other customary exceptions as more fully set forth in the credit agreement.
In addition to the restrictions described above, all dividends from EHI are subject to Parent consent and EHI Board of Directors approval.
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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	June 30, 2022	December 31, 2021
Statutory policyholders’ surplus	$1,277	$1,397
Contingency reserves	3,297	3,042
Combined statutory capital	$4,574	$4,439
Adjusted RIF(1)	$57,407	$54,201
Combined risk-to-capital ratio	12.6	12.2
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere in this periodic report. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	June 30, 2022	December 31, 2021
Statutory policyholders’ surplus	$1,226	$1,346
Contingency reserves	3,294	3,041
EMICO statutory capital	$4,520	$4,387
Adjusted RIF(1)	$57,169	$54,033
EMICO risk-to-capital ratio	12.6	12.3
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of June 30, 2022, we maintained liquidity in the form of cash and cash equivalents of $584 million compared to $426 million as of December 31, 2021, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations. On August 21, 2020, we issued the 2025 Senior Notes. The GSE Restrictions required us to retain $300 million of the net 2025 Senior Notes proceeds that can be drawn down exclusively for our debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs, until the GSE Conditions are satisfied. See “—Trends and Conditions” for additional details. We distributed $437 million of the net proceeds to Genworth Holdings at the closing of the offering of our 2025 Senior Notes. The 2025 Senior Notes were issued to persons reasonably believed to be qualified institutional buyers in a private offering exempt from registration pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $228 million.
Additionally, on June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of June 30, 2022.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. To the extent the remaining balance of the $300 million of net proceeds retained from the 2025 Senior Notes offering is used to provide capital support to EMICO, the GSEs and the NCDOI may seek to prevent EMICO from returning that capital to EHI in the form of a dividend, distribution or an intercompany loan. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than the 2025 Senior Notes and the Facility.

Financial Strength Ratings
The following EMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investor Service, Inc.	Baa1	Stable	Upgrade	July 21, 2022
Fitch Ratings, Inc.	BBB+	Stable	Affirmed	April 27, 2022
S&P Global Ratings	BBB	Positive	Affirmed	March 11, 2022
Contractual Obligations and Commitments
Our loss reserves include delinquencies from borrower forbearance programs due to COVID-19, which have a high degree of estimation. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure or progress to claim as we expect. Other than changes in our aforementioned loss reserves, there have been no material additions or changes to our contractual obligations or other off-balance sheet arrangements as compared to the amounts disclosed within our audited consolidated financial statements for the years ended December 31, 2021 and 2020.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, and in our audited consolidated financial statements for the years ended December 31, 2021 and 2020, for a discussion of recently adopted and not yet adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We own and manage a large investment portfolio of various holdings, types and maturities. Investment income is one of our material sources of revenue and the investment portfolio represents the primary resource supporting operational and claim payments. The assets within the investment portfolio are exposed to the same factors that affect overall financial market performance. While our investment portfolio is exposed to factors affecting markets worldwide, it is most sensitive to fluctuations in the drivers of United States markets.
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
At June 30, 2022, the effective duration of our investments available-for-sale was 3.8 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.8% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2022
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are not subject to any pending material legal proceedings.
Item 1A. Risk Factors
We have disclosed within Part I, Item 1A in our Annual Report and below, the risk factors that could have a material adverse effect on our business, results of operations and/or financial condition. You should carefully consider the risk factors set forth in the Annual Report and this Quarterly Report, and the other information set forth elsewhere in this Form 10-Q. These risk factors and other information may not describe every risk that we face. The occurrence of any additional risks and uncertainties that are currently immaterial or unknown could have a material adverse effect on our business, results of operations and/or financial condition.
No assurance can be given that we will be able to return capital to our shareholders in the future at current levels or at all.
In April 2022, we announced the initiation of a quarterly dividend for our common shareholders. Our ability to return capital to our shareholders may be materially and adversely affected by the risk factors discussed in our SEC periodic reports. Although we anticipate continuing to pay quarterly dividends to our shareholders, future dividend payments and other means of returning capital are subject to quarterly review and approval by our Board of Directors after considering, among other factors, economic and regulatory factors, current risks to the Company, and subsidiary performance. In addition, future dividend payments or other means of returning capital to our shareholders are also subject to approval by the Parent, compliance with the terms of the Facility and applicable laws and regulations.
As a result, no assurance can be given that we will be able to continue to pay dividends to our shareholders, or return capital through other means, in the future or that the level of any future dividends or other return of capital will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended June 30, 2022.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
10.1
Credit Agreement, dated June 30, 2022, among Enact Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2022).

10.2+	Enact Holdings, Inc. Change of Control Severance Plan
10.3	Deferred Stock Unit Agreement
31.1	Certification of Principal Executive Officer (filed herewith)
31.2	Certification of Principal Financial Officer (filed herewith)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer (filed herewith)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
+      Indicates management contract and compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

ENACT HOLDINGS, INC.
(Registrant)
Dated: August 4, 2022

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer