Form 10-Q
period 2022-09-30
Enact Holdings, Inc.
filed 2022-11-03
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2022, there were 162,842,614 shares of Common Stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,420,533 and $5,160,174 as of September 30, 2022 and December 31, 2021, respectively)	$4,877,902	$5,266,339
Short-term investments, at fair value	2,434	—
Total investments	4,880,336	5,266,339
Cash and cash equivalents	535,775	425,828
Accrued investment income	35,896	31,061
Deferred acquisition costs	26,310	27,220
Premiums receivable (net of allowance for credit losses of $834 and $948 as of September 30, 2022 and December 31, 2021, respectively)	40,331	42,266
Deferred tax asset	135,152	—
Other assets	69,040	73,059
Total assets	$5,722,840	$5,865,773
Liabilities and equity
Liabilities:
Loss reserves	$510,237	$641,325
Unearned premiums	212,987	246,319
Other liabilities	140,413	130,604
Long-term borrowings	742,211	740,416
Deferred tax liability	—	1,586
Total liabilities	1,605,848	1,760,250
Equity:
Common stock ($0.01 par value, 600,000 shares authorized, 162,843 shares issued and outstanding)	1,628	1,628
Additional paid-in capital	2,379,576	2,371,861
Accumulated other comprehensive income	(427,085)	83,581
Retained earnings	2,162,873	1,648,453
Total equity	4,116,992	4,105,523
Total liabilities and equity	$5,722,840	$5,865,773
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Premiums	$235,060	$243,063	$706,725	$738,085
Net investment income	39,493	35,995	110,415	105,943
Net investment gains (losses)	(42)	580	(762)	(2,129)
Other income	564	671	1,826	3,114
Total revenues	275,075	280,309	818,204	845,013
Losses and expenses:
Losses incurred	(40,309)	34,124	(112,318)	119,501
Acquisition and operating expenses, net of deferrals	54,523	55,151	166,986	175,823
Amortization of deferred acquisition costs and intangibles	3,338	3,669	9,658	11,104
Interest expense	12,879	12,756	38,441	38,238
Total losses and expenses	30,431	105,700	102,767	344,666
Income before income taxes	244,644	174,609	715,437	500,347
Provision for income taxes	53,658	37,401	155,086	107,196
Net income	$190,986	$137,208	$560,351	$393,151

Net income per common share:
Basic	$1.17	$0.84	$3.44	$2.41
Diluted	$1.17	$0.84	$3.43	$2.41
Weighted average common shares outstanding:
Basic	162,843	162,840	162,842	162,840
Diluted	163,376	162,852	163,219	162,844
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$190,986	$137,208	$560,351	$393,151
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(134,102)	(25,899)	(510,803)	(74,704)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—
Foreign currency translation	44	—	137	—
Other comprehensive income (loss)	(134,058)	(25,899)	(510,666)	(74,704)
Total comprehensive income (loss)	$56,928	$111,309	$49,685	$318,447
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended September 30, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of June 30, 2022	$1,628	$2,377,042	$(293,027)	$1,994,857	$4,080,500
Comprehensive income (loss):
Net income	—	—	—	190,986	190,986
Other comprehensive loss, net of taxes	—	—	(134,058)	—	(134,058)
Stock-based compensation expense and exercises and other	—	2,534	—	(172)	2,362
Dividends	—	—	—	(22,798)	(22,798)
Balance as of September 30, 2022	$1,628	$2,379,576	$(427,085)	$2,162,873	$4,116,992

	Three months ended September 30, 2021
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of June 30, 2021	$1,628	$2,369,601	$159,854	$1,558,768	$4,089,851
Comprehensive income (loss):
Net income	—	—	—	137,208	137,208
Other comprehensive income, net of taxes	—	—	(25,899)	—	(25,899)
Stock-based compensation expense and exercises and other	—	221	—	—	221
Balance as of September 30, 2021	$1,628	$2,369,822	$133,955	$1,695,976	$4,201,381

See Notes to Condensed Consolidated Financial Statements

	Nine months ended September 30, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income (loss):
Net income	—	—	—	560,351	560,351
Other comprehensive loss, net of taxes	—	—	(510,666)	—	(510,666)
Stock-based compensation expense and exercises and other	—	7,715	—	(335)	7,380
Dividends	—	—	—	(45,596)	(45,596)
Balance as of September 30, 2022	$1,628	$2,379,576	$(427,085)	$2,162,873	$4,116,992

	Nine months ended September 30, 2021
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balances as of December 31, 2020	$1,628	$2,368,699	$208,378	$1,303,106	$3,881,811
Cumulative effect of change in accounting, net of taxes	—	—	281	(281)	—
Comprehensive income (loss):
Net income	—	—	—	393,151	393,151
Other comprehensive loss, net of taxes	—	—	(74,704)	—	(74,704)
Stock-based compensation expense and exercises and other	—	221	—	—	221
Capital contributions from Genworth Financial, Inc.	—	902	—	—	902
Balances as of September 30, 2021	$1,628	$2,369,822	$133,955	$1,695,976	$4,201,381

See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2022	2021
Cash flows from operating activities:
Net income	$560,351	$393,151
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	762	2,129
Amortization of fixed maturity securities discounts and premiums	(1,992)	(6,884)
Amortization of deferred acquisition costs and intangibles	9,658	11,104
Acquisition costs deferred	(5,044)	(5,525)
Deferred income taxes	1,413	824
Stock-based compensation expense	7,401	221
Amortization of debt issuance costs	1,795	1,676
Other	(21)	908
Change in certain assets and liabilities:
Accrued investment income	(4,835)	(2,162)
Premiums receivable	1,935	3,039
Other assets	381	(4,666)
Loss reserves	(131,088)	92,686
Unearned premiums	(33,332)	(52,139)
Other liabilities	(5,313)	(23,280)
Net cash provided by operating activities	402,071	411,082
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,069,759)	(1,192,098)
Purchases of short-term investments	(2,453)	(12,500)
Proceeds from sales of fixed maturity securities available-for-sale	451,285	292,697
Proceeds from maturities of fixed maturity securities available-for-sale	374,399	499,607
Net cash used in investing activities	(246,528)	(412,294)
Cash flows from financing activities:
Dividends paid	(45,596)	—
Net cash used in financing activities	(45,596)	—
Net increase (decrease) in cash and cash equivalents	109,947	(1,212)
Cash and cash equivalents at beginning of period	425,828	452,794
Cash and cash equivalents at end of period	$535,775	$451,582
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
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Fixed maturity securities available-for-sale	$38,450	$37,055	$111,794	$110,007
Cash, cash equivalents and short-term investments	2,423	13	2,854	65
Gross investment income before expenses and fees	40,873	37,068	114,648	110,072
Investment expenses and fees	(1,380)	(1,073)	(4,233)	(4,129)
Net investment income	$39,493	$35,995	$110,415	$105,943

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Fixed maturity securities available-for-sale:
Gross realized gains	$573	$839	$1,214	$1,423
Gross realized (losses)	(615)	(128)	(2,149)	(1,261)
Net realized gains (losses)	(42)	711	(935)	162
Net change in allowance for credit losses on fixed maturity securities available-for-sale	—	(131)	173	(2,291)
Net investment gains (losses)	$(42)	$580	$(762)	$(2,129)
There was no recorded allowance for credit losses for fixed maturity securities available-for-sale as of and for the three and nine months ended September 30, 2022. There was no recorded allowance for credit losses for fixed maturity securities available-for-sale as of and for the three months ended September 30, 2021.
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
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	September 30, 2022	December 31, 2021
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(542,631)	$106,165
Short-term investments	(19)	—
Unrealized gains (losses) on investment securities	(542,650)	106,165
Income taxes	115,435	(22,577)
Net unrealized investment gains (losses)	$(427,215)	$83,588

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2022	2021
Beginning balance	$(293,113)	$159,854
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(170,400)	(32,185)
Provision for income taxes	36,265	6,848
Change in unrealized gains (losses) on investment securities	(134,135)	(25,337)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(9) and $149, respectively	33	(562)
Change in net unrealized investment gains (losses)	(134,102)	(25,899)
Ending balance	$(427,215)	$133,955

	Nine months ended September 30,
(Amounts in thousands)	2022	2021
Beginning balance	$83,588	$208,378
Cumulative effect of change in accounting, net of taxes	—	281
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(649,750)	(94,724)
Provision for income taxes	138,209	20,148
Change in unrealized gains (losses) on investment securities	(511,541)	(74,576)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(197) and $34, respectively	738	(128)
Change in net unrealized investment gains (losses)	(510,803)	(74,704)
Ending balance	$(427,215)	$133,955
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of September 30, 2022, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$46,322	$66	$(1,734)	$44,654
State and political subdivisions	528,255	2,429	(98,455)	432,229
Non-U.S. government	10,643	—	(1,391)	9,252
U.S. corporate	2,918,599	275	(279,690)	2,639,184
Non-U.S. corporate	721,819	17	(74,773)	647,063
Residential mortgage-backed	11,941	—	(198)	11,743
Other asset-backed	1,182,954	14	(89,191)	1,093,777
Total fixed maturity securities available-for-sale	$5,420,533	$2,801	$(545,432)	$4,877,902
Short-term investments	2,453	—	(19)	2,434
Total investments available-for-sale	$5,422,986	$2,801	$(545,451)	$4,880,336
As of December 31, 2021, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$56,547	$1,863	$(2)	$58,408
State and political subdivisions	531,927	10,982	(4,456)	538,453
Non-U.S. government	22,358	248	(190)	22,416
U.S. corporate	2,863,100	98,293	(16,090)	2,945,303
Non-U.S. corporate	652,503	17,556	(3,465)	666,594
Other asset-backed	1,033,739	6,989	(5,563)	1,035,165
Total fixed maturity securities available-for-sale	$5,160,174	$135,931	$(29,766)	$5,266,339
There was no allowance for credit losses recorded fixed maturity securities classified as available-for-sale as of September 30, 2022 or December 31, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2022:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$43,752	$(1,724)	18	$95	$(10)	1	$43,847	$(1,734)	19
State and political subdivisions	315,865	(74,515)	63	84,279	(23,940)	26	400,144	(98,455)	89
Non-U.S. government	—	—	—	9,252	(1,391)	1	9,252	(1,391)	1
U.S. corporate	2,289,613	(199,380)	522	347,057	(80,310)	56	2,636,670	(279,690)	578
Non-U.S. corporate	540,135	(52,646)	136	101,487	(22,127)	18	641,622	(74,773)	154
Residential mortgage-backed	11,743	(198)	6	—	—	—	11,743	(198)	6
Other asset-backed	906,744	(66,738)	261	162,110	(22,453)	33	1,068,854	(89,191)	294
Total for fixed maturity securities in an unrealized loss position	$4,107,852	$(395,201)	1,006	$704,280	$(150,231)	135	$4,812,132	$(545,432)	1,141
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of September 30, 2022, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$214,145	$212,697
Due after one year through five years	2,154,780	2,013,369
Due after five years through ten years	1,569,701	1,314,043
Due after ten years	287,012	232,273
Subtotal	4,225,638	3,772,382
Residential mortgage-backed	11,941	11,743
Other asset-backed	1,182,954	1,093,777
Total fixed maturity securities available-for-sale	$5,420,533	$4,877,902
As of September 30, 2022, securities issued by the finance and insurance, technology and communications, and consumer—non-cyclical industry groups represented approximately 32%, 14%, and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of September 30, 2022, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of September 30, 2022 and December 31, 2021, $25.1 million and $22.9 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
(4)Fair Value
Recurring Fair Value Measurements
We hold fixed maturity securities and short-term investments, which are carried at fair value. The fair value of fixed maturity securities and short-term investments are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including asset-backed securities), an income or combination approach may be used. These valuation techniques may change from period to period, based on the relevance and availability of market data.
Further, while we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of our investment securities after considering all relevant and available information.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2022.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of September 30, 2022, and December 31, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 89% of our portfolio was priced using third-party pricing services as of September 30, 2022. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2022:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$44,654	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$432,229	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$9,252	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,256,976	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$476,784	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$11,743	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,086,134	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $165.3 million and $91.7 million, respectively, as of September 30, 2022. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $10.8 million as of September 30, 2022.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $292.3 million as of September 30, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$44,654	$—	$44,654	$—
State and political subdivisions	432,229	—	432,229	—
Non-U.S. government	9,252	—	9,252	—
U.S. corporate	2,639,184	—	2,422,247	216,937
Non-U.S. corporate	647,063	—	568,447	78,616
Residential mortgage-backed	11,743	—	11,743	—
Other asset-backed	1,093,777	—	1,086,134	7,643
Total fixed maturity securities	4,877,902	—	4,574,706	303,196
Short-term investments	2,434	—	2,434	—
Total	$4,880,336	$—	$4,577,140	$303,196

	December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$58,408	$—	$58,408	$—
State and political subdivisions	538,453	—	538,453	—
Non-U.S. government	22,416	—	22,416	—
U.S. corporate	2,945,303	—	2,724,570	220,733
Non-U.S. corporate	666,594	—	582,930	83,664
Other asset-backed	1,035,165	—	1,010,942	24,223
Total	$5,266,339	$—	$4,937,719	$328,620
We had no liabilities recorded at fair value as of September 30, 2022, and December 31, 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2022	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$216,654	$(14)	$(9,292)	$9,999	$(410)	$—	$—	$216,937	$(14)	$(9,293)
Non-U.S. corporate	83,305	(86)	(2,498)	8,000	(10,105)	—	—	78,616	(86)	(2,501)
Other asset-backed	15,054	—	(523)	7,823	—	—	(14,711)	7,643	—	(180)
Total	$315,013	$(100)	$(12,313)	$25,822	$(10,515)	$—	$(14,711)	$303,196	$(100)	$(11,974)

	Beginning balance as of July 1, 2021	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2021	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$129,613	$(30)	$(2,778)	$53,000	$(3,426)	$4,318	$(3,010)	$177,687	$(30)	$(2,769)
Non-U.S. corporate	91,157	958	(644)	6,000	(14,148)	3,010	—	86,333	(83)	235
Other asset-backed	10,015	—	(170)	10,000	(1,459)	—	—	18,386	—	(146)
Total	$230,785	$928	$(3,592)	$69,000	$(19,033)	$7,328	$(3,010)	$282,406	$(113)	$(2,680)
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,733	$(42)	$(39,462)	$49,968	$(850)	$—	$(13,410)	$216,937	$(42)	$(38,970)
Non-U.S. corporate	83,664	(254)	(11,768)	21,009	(10,316)	—	(3,719)	78,616	(254)	(11,476)
Other asset-backed	24,223	—	(2,090)	22,820	—	—	(37,310)	7,643	—	(123)
Total	$328,620	$(296)	$(53,320)	$93,797	$(11,166)	$—	$(54,439)	$303,196	$(296)	$(50,569)

(Amounts in thousands)	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)		Purchases	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2021	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI						Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$119,373	$(92)	$(3,750)	$71,000	$(8,914)	$7,397	$(7,327)	$177,687	$(92)	$(4,029)
Non-U.S. corporate	95,751	868	3,147	42,786	(25,044)	3,010	(34,185)	86,333	(168)	(683)
Other asset-backed	13,781	—	(104)	10,000	(2,723)	—	(2,568)	18,386	—	(130)
Total	$228,905	$776	$(707)	$123,786	$(36,681)	$10,407	$(44,080)	$282,406	$(260)	$(4,842)
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2022:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$213,731	Credit spreads	50 - 230	153
Non-U.S. corporate	Internal models	$78,614	Credit spreads	91 - 242	159
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
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	September 30, 2022		December 31, 2021
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$742,211	$719,213	$740,416	$821,033

(5)Loss Reserves
Activity for the liability for loss reserves for the nine months ended September 30, is summarized as follows:

(Amounts in thousands)	2022	2021
Loss reserves, beginning balance	$641,325	$555,679
Run-off reserves	(681)	(654)
Net loss reserves, beginning balance	640,644	555,025

Losses and LAE incurred related to current accident year	138,504	104,939
Losses and LAE incurred related to prior accident years	(250,799)	14,468
Total incurred (1)	(112,295)	119,407

Losses and LAE paid related to current accident year	(1,005)	(1,574)
Losses and LAE paid related to prior accident years	(17,772)	(25,194)
Total paid (1)	(18,777)	(26,768)

Net loss reserves, ending balance	509,572	647,664
Run-off reserves	665	701
Loss reserves, ending balance	$510,237	$648,365
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the nine months ended September 30, 2022, losses and LAE incurred of $139 million related to insured events of the current accident year was primarily attributable to new delinquencies, a portion of which was from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. When establishing loss reserves for borrowers in forbearance, we assume a lower rate of delinquencies becoming active claims, which has the effect of producing a lower reserve compared to delinquencies that are not in forbearance. Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, we initially leveraged our prior hurricane experience and have recently layered in cure activity from COVID-19 related delinquencies as considerations in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments. Losses in current accident year were also impacted by $25 million of reserve strengthening due to uncertainty in the current economic environment.
We also recorded favorable adjustments on prior accident year reserves of $251 million, which was primarily driven by performance of delinquencies from 2020 related to the emergence of COVID-19. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to cure at levels above our reserve expectations. During the first nine months of 2021, existing reserves were strengthened by $10 million primarily driven by slower early cure emergence patterns on pre-COVID-19 delinquencies.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net premiums written:
Direct	$243,655	$252,719	$732,079	$738,848
Assumed	64	78	198	249
Ceded	(20,453)	(18,500)	(58,884)	(53,150)
Net premiums written	$223,266	$234,297	$673,393	$685,947

Net premiums earned:
Direct	$255,449	$261,485	$765,411	$790,986
Assumed	64	78	198	249
Ceded	(20,453)	(18,500)	(58,884)	(53,150)
Net premiums earned	$235,060	$243,063	$706,725	$738,085
The difference between written premiums of $223.3 million and earned premiums of $235.1 million represents the decrease in unearned premiums for the three months ended September 30, 2022. The difference between written premiums of $673.4 million and earned premiums of $706.7 million represents the decrease in unearned premiums for the nine months ended September 30, 2022. The decrease in unearned premiums for each period was primarily the result of policy cancellations in our single premium mortgage insurance product.
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
Other excess of loss reinsurance treaties
On September 15, 2022, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $201 million of reinsurance coverage on a portfolio of existing mortgage insurance policies written from January 1, 2022 through June 30, 2022, effective September 1, 2022.
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
On February 4, 2021, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $206 million of reinsurance coverage on a portion of current and expected new insurance written (“NIW”) for the 2021 book year, effective January 1, 2021.
(7)Borrowings
In 2020, we issued $750 million aggregate principal amount of 6.5% senior notes due in 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2025 Senior Notes mature on August 15, 2025.
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	September 30, 2022	December 31, 2021
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(7,789)	(9,584)
Total	$742,211	$740,416
Revolving Credit Agreement
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million, including the ability for EHI to increase the commitments under the Facility, on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Borrowings under the Facility will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at EHI’s option, plus an applicable margin. The applicable margin is based on the ratings established by certain debt rating agencies for EHI’s senior unsecured debt.
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERS compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of September 30, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)Income Taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three- and nine-month periods ended September 30, 2022 and 2021, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources, employee benefit administration and legal). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $7.5 million and $8.1 million for the three months ended September 30, 2022 and 2021, respectively. We incurred costs for these services of $22.9 million and $37.2 million for the nine months ended September 30, 2022 and 2021, respectively.
The investment portfolios of our insurance subsidiaries are managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.4 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The total investment expenses paid to Genworth were $4.2 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.2 million and $0.1 million for these services for the three months ended September 30, 2022 and 2021, respectively. We charged Genworth $0.6 million and $0.2 million for these services for the nine months ended September 30, 2022 and 2021, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	September 30, 2022	December 31, 2021
Amounts payable to Genworth	$12,082	$8,316
Amounts receivable from Genworth	$14	$133
(10)Net Income Per Common Share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 2022 and 2021, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well deferred stock units issued to our directors.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Net income available to EHI common stockholders	$190,986	$137,208	$560,351	$393,151
Net income per common share:
Basic	$1.17	$0.84	$3.44	$2.41
Diluted	$1.17	$0.84	$3.43	$2.41
Weighted average common shares outstanding:
Basic	162,843	162,840	162,842	162,840
Diluted	163,376	162,852	163,219	162,844
(11)Changes in Accumulated Other Comprehensive Income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2022, net of tax	$(293,113)	$86	$(293,027)
Other comprehensive income (loss) before reclassifications	(134,135)	44	(134,091)
Amounts reclassified from other comprehensive income (loss)	33	—	33
Total other comprehensive income (loss)	(134,102)	44	(134,058)
Balance as of September 30, 2022, net of tax	$(427,215)	$130	$(427,085)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2021, net of tax	$159,854	$—	$159,854
Other comprehensive income (loss) before reclassifications	(25,337)	—	(25,337)
Amounts reclassified from other comprehensive income (loss)	(562)	—	(562)
Total other comprehensive income (loss)	(25,899)	—	(25,899)
Balance as of September 30, 2021, net of tax	$133,955	$—	$133,955

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the nine months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2022, net of tax	$83,588	$(7)	$83,581
Other comprehensive income (loss) before reclassifications	(511,541)	137	(511,404)
Amounts reclassified from other comprehensive income (loss)	738	—	738
Total other comprehensive income (loss)	(510,803)	137	(510,666)
Balance as of September 30, 2022, net of tax	$(427,215)	$130	$(427,085)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2021, net of tax	$208,378	$—	$208,378
Cumulative effective of change in accounting, net of taxes	281	—	281
Other comprehensive income (loss) before reclassifications	(74,576)	—	(74,576)
Amounts reclassified from other comprehensive income (loss)	(128)	—	(128)
Total other comprehensive income (loss)	(74,704)	—	(74,704)
Balance as of September 30, 2021, net of tax	$133,955	$—	$133,955
The following table presents the effect of the reclassifications of significant items out of accumulated other comprehensive income on the respective line items of the consolidated statements of income, for the periods indicated:

	Amount reclassified from accumulated other comprehensive income				Affected line item in the condensed consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net unrealized gains (losses) on investments	$(42)	$711	$(935)	$162	Net investment gains (losses)
Benefit (expense) from income taxes	9	(149)	197	(34)	Provision for income taxes

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2022 and 2021, and our audited consolidated financial statements and related notes for the years ended December 31, 2021 and 2020 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2021 (the “Annual Report”).
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
Trends and Conditions
During the third quarter of 2022, the United States and global economies experienced continued volatility due to high inflation, geopolitical uncertainty and supply chain disruption. Inflationary pressures lessened in the third quarter of 2022, but remain elevated with the Bureau of Labor Statistics reporting in September that the Consumer Price Index was 8.2% year-over-year. As a result, the Federal Reserve has continued its aggressive approach towards addressing inflation through interest rate increases and a reduction of its balance sheet. The Federal Reserve approved an interest rate increase of 0.75% in November 2022 following increases of 0.75% in September, July and June 2022, 0.50% in May 2022 and 0.25% in the first quarter of 2022. Financial markets have reacted with increased volatility and rates have increased across the Treasury yield curve.
Mortgage origination activity continued to decline during the third quarter of 2022 in response to rising mortgage rates. The refinance market is likely to remain low as the Federal Reserve has signaled that it may make additional interest rate increases to address persistent inflationary pressure. Housing affordability remains challenged as of August 2022 compared to the past few years due to sharply increasing interest rates and rising home prices, modestly offset by rising median family income according to the National Association of Realtors Housing Affordability Index. Year-over-year home price appreciation has slowed throughout 2022, and in July 2022, home prices declined for the first time in more than two years, according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate ticked down slightly to 3.5% in September 2022 compared to 3.6% in June 2022, following a steady decline from its peak of 14.8% in April 2020, bringing unemployment in line with the pre-COVID-19 level of 3.5% in February 2020. In the third quarter of 2022, the number of unemployed Americans stands at approximately 5.8 million, relatively in line with February 2020 metrics. Among the unemployed, those on temporary layoff remained at approximately 0.8 million, down significantly from a peak of 18 million in April 2020, and the number of permanent job losses remained at approximately 1.2 million. In addition, the number of long term unemployed over 26 weeks was approximately 1.1 million in September 2022.

The Federal Housing Finance Agency (“FHFA”) and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. In June 2022, the FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans. The proposals included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. These initiatives remain preliminary, and we will continue to work with the FHFA, the GSEs, and the broader housing finance industry as these proposals develop and to the extent they are implemented. We cannot predict whether or when any new practices or programs will be implemented under the GSEs’ Equitable Housing Finance Plans or other affordability initiatives, and if so in what form, nor can we predict what effect, if any, such practices or programs may have on our business, results of operations or financial condition.
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
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. At the end of the third quarter of 2022 approximately 1.5%, or 14,231, of our active primary policies were reported in a forbearance plan, of which approximately 34% were reported as delinquent. As of September 30, 2022, we have not experienced any material impact from the recent hurricane affecting the southeastern United States. We will continue to monitor the affected areas and support the measures enacted by the GSEs allowing forbearance, restricting foreclosure actions and providing other forms of mortgage relief for those dealing with damage.
Total delinquencies decreased during the third quarter of 2022 as a result of cures outpacing new delinquencies, which decreased modestly during the quarter. The third quarter 2022 new delinquency rate of 1.0% was up slightly from the second quarter of 2022 but remains in line with pre-COVID-19 levels.
The full impact of COVID-19 and its ancillary economic effects on our future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. We continue to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 could have an adverse impact on our future results of operations and financial condition.
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

On October 24, 2022, the FHFA announced two initiatives: 1) targeted changes to the GSEs’ guarantee fee pricing by eliminating upfront fees for certain borrowers and affordable mortgage products, while implementing targeted increases to the upfront fees for most cash-out refinance loans; and 2) the validation and approval of both the FICO 10T credit score model and the VantageScore 4.0 credit score model for use by the GSEs as well as changing the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies and instead only require credit reports from two of the three nationwide credit reporting agencies.
The upfront fees are eliminated for certain first-time home buyers with income at or below area median income and certain other GSE affordable housing products. The fee reductions are expected to go into effect “as soon as possible” while the new fees on cash-out refinance loans will begin February 1, 2023. We expect these price changes to be a net positive to the mortgage insurance market. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. There is currently no implementation deadline, but this is expected to be a multiple year process that will require system and process updates along with coordination across stakeholders of the industry.
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
On January 14, 2021, the FHFA and the Treasury Department agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value (“LTV”) ratios above 90%. However, on September 14, 2021, the FHFA and Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions terminate on the later of one year after September 14, 2021, or six months after the Treasury Department notifies the GSEs of termination. The limit on the number of mortgages with two or more risk factors was based on the market size at the time, and we do not expect any material impact to the private mortgage market.
New insurance written of $15.1 billion in the third quarter of 2022 decreased 37% compared to the third quarter of 2021 primarily due to a smaller estimated private mortgage insurance market including a decline in refinance originations due to rising mortgage rates.
Our largest customer accounted for a sizable percentage of our total NIW during the first nine months of 2022 and we expect this customer to exceed 10% of our total estimated NIW for 2022. Our largest customer accounted for 14% of NIW for the year ended December 31, 2021. Additionally, no customer had earned premiums that accounted for more than 10% of our total revenues for the nine months ended September 2022, or the year ended December 31, 2021.
Our primary persistency increased to 82% during the third quarter of 2022 compared to 65% during the third quarter of 2021 and is in line with historic levels of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. The increase in persistency has offset the decline in new insurance written in the third quarter of 2022, leading to an increase in insurance in-force (“IIF”) of $15 billion since December 31, 2021. Low persistency impacted business performance trends in 2021 in several ways including, but not limited to, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of our existing reinsurance transactions, and shifting the concentration of our primary IIF to more recent years of policy origination. As of September 30, 2022, our primary IIF has approximately 4% concentration in 2014 and prior book years. In contrast, our 2021 book year represents 35% of our primary IIF concentration while our 2022 book year concentration is 20% as of September 30, 2022.
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
Net earned premiums declined in the third quarter of 2022 compared to the third quarter of 2021 primarily as a result of the continued lapse of older, higher priced policies and a decrease in single premium cancellations. This was partially offset by insurance in-force growth. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as forbearance exits continue and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default and we refund the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the third quarter of 2022 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim for these loans.
Our loss ratio for the three months ended September 30, 2022, was (17)% as compared to 14% for the three months ended September 30, 2021. The decrease was due to reserve adjustments in the current quarter. We released $105 million of reserves on delinquencies from prior years, primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and early 2021. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to cure at levels above our reserve expectations, which led to the release of reserves in the third quarter of 2022. Reserves related to delinquencies from 2022 were strengthened by $25 million due to uncertainty in the current economic environment.
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
The severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated, in part, by embedded home price appreciation. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
New delinquencies in the third quarter of 2022 increased compared to the third quarter of 2021. Current period primary delinquencies of 9,121 contributed $39 million of loss expense in the third quarter of 2022. We incurred $33 million of losses from 7,427 current period delinquencies in the third quarter of 2021. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience, and the prevailing economic conditions. Approximately 18% of our primary new delinquencies in the third quarter of 2022 were subject to a forbearance plan as compared to 36% in the third quarter of 2021.

As of September 30, 2022, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 12.3:1, compared with a risk-to-capital ratio of 12.3:1 and 11.9:1 as of December 31, 2021, and September 30, 2021, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
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
In September 2020, subsequent to the issuance of our senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of EHI, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met for two consecutive quarters: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. and (b) Genworth achieves certain financial metrics. Genworth believes that they achieved their financial metrics for the quarter ended September 30, 2022, and expect to maintain compliance through December 31, 2022. If achieved, Enact would no longer be subject to GSE Restrictions and Conditions in early 2023, subject to GSE confirmation.
Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:
•EMICO to maintain 120% of PMIERs minimum required assets through 2022 and 125% thereafter;
•EHI to retain $300 million of net proceeds from the 2025 Senior Notes offering that can be drawn down exclusively for debt service of those notes or to contribute to EMICO to meet its regulatory capital needs including PMIERs; and

•written approval must be received from the GSEs prior to any additional debt issuance by either EMICO or EHI.
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, our liquidity must not fall below 13.5% of its outstanding debt. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth were to own 50% or less of EHI at any point prior to their expiration. We understand that Genworth’s current plans do not include a potential sale in which Genworth owns less than 80% of EHI. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $203 million.
As of September 30, 2022, we had estimated available assets of $5,292 million against $3,043 million net required assets under PMIERs compared to available assets of $5,147 million against $3,100 million net required assets as of June 30, 2022. The sufficiency ratio as of September 30, 2022, was 174%, or $2,249 million, above the published PMIERs requirements, compared to 166%, or $2,047 million, above the published PMIERs requirements as of June 30, 2022. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on our business. The increase in the PMIERs sufficiency for the quarter was driven by a new XOL transaction, business cash flows, and lower delinquencies, partially offset by NIW and amortization of existing reinsurance transactions. Our PMIERs required assets as of September 30, 2022, and June 30, 2022, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $140 million of benefit to our September 30, 2022 PMIERs required assets compared to $178 million of benefit as of June 30, 2022. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
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
On March 24, 2022, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $325 million of reinsurance coverage on a portfolio of existing mortgage insurance policies written from July 1, 2021, through December 31, 2021, effective March 1, 2022.
On September 15, 2022, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $201 million of reinsurance coverage on a portfolio of existing mortgage insurance policies written from January 1, 2022, through June 30, 2022, effective September 1, 2022.
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility (the “Facility”) with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of September 30, 2022.
On April 26, 2022, our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. The inaugural quarterly dividend for the second quarter of 2022 was $0.14 per share, and was paid on May 26, 2022. Our second quarterly dividend payment was also $0.14 per share and was paid on September 9, 2022, and we recently announced our quarterly dividend of $0.14 per share to be paid in December, 2022. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth, and will be targeted to be paid in the third month of each subsequent quarter. In April 2022, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that supports our ability to pay a quarterly dividend. We completed another such distribution in October 2022, subsequent to quarter end. We intend to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility and potentially return additional capital to shareholders.
Returning capital to shareholders, balanced with our growth and risk management priorities, remains a key commitment as we look to drive shareholder value through time. We believe the initiation of a quarterly dividend reflects meaningful progress towards that goal. Further, subsequent to quarter end we announced a special cash dividend of $183 million, or $1.12 per share, to be paid during the fourth quarter of 2022. We also announced the initiation of a share repurchase program which authorizes the repurchase of up to $75 million of the Company’s common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through 10b5-1 trading plans. In support, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares on a pro rata basis as part of the program. The share repurchase program is not expected to change Genworth’s ownership interest in Enact post completion. We expect the timing and amount of any share repurchases will be opportunistic and will depend on a variety of factors, including Enact’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate Enact to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
Future return of capital will be shaped by our capital prioritization framework: supporting our existing policyholders, growing our mortgage insurance business, funding attractive new business opportunities and returning capital to shareholders. Our total return of capital will also be based on our view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

Results of Operations and Key Metrics
Results of Operations
Three months ended September 30, 2022, compared to three months ended September 30, 2021
The following table sets forth our consolidated results for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$235,060	$243,063	$(8,003)	(3)%
Net investment income	39,493	35,995	3,498	10%
Net investment gains (losses)	(42)	580	(622)	(107)%
Other income	564	671	(107)	(16)%
Total revenues	275,075	280,309	(5,234)	(2)%
Losses and expenses:
Losses incurred	(40,309)	34,124	(74,433)	(218)%
Acquisition and operating expenses, net of deferrals	54,523	55,151	(628)	(1)%
Amortization of deferred acquisition costs and intangibles	3,338	3,669	(331)	(9)%
Interest expense	12,879	12,756	123	1%
Total losses and expenses	30,431	105,700	(75,269)	(71)%
Income before income taxes	244,644	174,609	70,035	40%
Provision for income taxes	53,658	37,401	16,257	43%
Net income	$190,986	$137,208	$53,778	39%
Loss ratio (1)	(17)%	14%
Expense ratio (2)	25%	24%
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
Net investment income increased from higher yield as a result of rising interest rates and higher average invested assets partially offset by lower income from bond calls.
Net investment losses in the third quarter of 2022 were driven by realized losses on sales. Net investment gains from the third quarter of 2021 were driven by realized gains from sales.
Losses and expenses
Losses incurred during the third quarter of 2022 decreased due to prior year development, offset in part by current year reserve strengthening. We continued to experience better than expected cure performance on delinquencies primarily from 2020 and early 2021 related to COVID-19 contributing to a reserve release of $105 million on prior years. Reserves related to delinquencies from 2022 were strengthened by $25 million associated with uncertainty the current economic environment. Current period primary delinquencies of 9,121 contributed $39 million of loss expense in the three months ended September 30, 2022. This compares to $33 million of loss expense from 7,427 current period primary delinquencies in the third quarter of 2021.
The following table shows incurred losses related to current and prior accident years for the three months ended September 30,:

(Amounts in thousands)	2022	2021
Losses and LAE incurred related to current accident year	$62,942	$33,343
Losses and LAE incurred related to prior accident years	(103,241)	791
Total incurred (1)	$(40,299)	$34,134
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, remained relatively flat for the three months ended September 30, 2022, as declines in variable costs were offset by higher general and administrative expenses.
The expense ratio increased slightly in the current quarter due to a higher percentage decline in premiums than expenses.
Interest expense primarily relates to our 2025 Senior Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2022 and 2021.
Provision for income taxes
The effective tax rate was 21.9% and 21.4% for the three months ended September 30, 2022 and 2021, respectively, consistent with the United States corporate federal income tax rate.

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021
The following table sets forth our consolidated results for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$706,725	$738,085	$(31,360)	(4)%
Net investment income	110,415	105,943	4,472	4%
Net investment gains (losses)	(762)	(2,129)	1,367	(64)%
Other income	1,826	3,114	(1,288)	(41)%
Total revenues	818,204	845,013	(26,809)	(3)%
Losses and expenses:
Losses incurred	(112,318)	119,501	(231,819)	(194)%
Acquisition and operating expenses, net of deferrals	166,986	175,823	(8,837)	(5)%
Amortization of deferred acquisition costs and intangibles	9,658	11,104	(1,446)	(13)%
Interest expense	38,441	38,238	203	1%
Total losses and expenses	102,767	344,666	(241,899)	(70)%
Income before income taxes	715,437	500,347	215,090	43%
Provision for income taxes	155,086	107,196	47,890	45%
Net income	$560,351	$393,151	$167,200	43%
Loss ratio (1)	(16)%	16%
Expense ratio (net earned premiums) (2)	25%	25%
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
Net investment income increased primarily from higher average invested assets in the current year and a small increase in investment yields, partially offset by lower income from bond calls in the current year.
Net investment losses in the current year were primarily driven by realized losses from the sale of fixed maturity securities. Net investment losses in the prior year were mainly driven by credit losses related to non-US corporate fixed maturity securities and realized losses from the sale of fixed maturity securities.

Losses and expenses
Losses incurred decreased as a result of favorable reserve adjustments. New primary delinquencies of 25,692 contributed $113 million of loss expense in the first nine months of 2022. This compares to $107 million of loss expense from 24,432 new primary delinquencies in the first nine months of 2021. During the first nine months of 2022, we released reserves of $251 million on prior accident years reserves due to better than expected cure experience primarily on delinquencies from 2020 related to the emergence of COVID-19. This was partially offset by $25 million of reserve strengthening related to delinquencies from 2022 given uncertainty the current economic environment. In the prior year, existing reserves were strengthened by $10 million primarily driven by slower early cure emergence patterns on pre-COVID-19 delinquencies.
The following table shows incurred losses related to current and prior accident years for the nine months ended September 30,:

(Amounts in thousands)	2022	2021
Losses and LAE incurred related to current accident year	$138,504	$104,939
Losses and LAE incurred related to prior accident years	(250,799)	14,468
Total incurred (1)	$(112,295)	$119,407
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to lower costs allocated by our Parent, partially offset by higher general and administrative expenses.
The expense ratio (net earned premiums) remained flat as we experienced a decline in both expenses and premiums during the period.
Interest expense primarily relates to our 2025 Senior Notes and increased as the notes were outstanding for only a portion of the nine months ended September 30, 2022. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021.
Provision for income taxes
The effective tax rate was 21.7% and 21.4% for the nine months ended September 30, 2022 and 2021, respectively, consistent with the United States corporate federal income tax rate.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2022	2021
Net income	$190,986	$137,208
Adjustments to net income:
Net investment (gains) losses	42	(580)
Costs associated with reorganization	(156)	339
Taxes on adjustments	24	50
Adjusted operating income	$190,896	$137,017

	Nine months ended September 30,
(Amounts in thousands)	2022	2021
Net income	$560,351	$393,151
Adjustments to net income:
Net investment (gains) losses	762	2,129
Costs associated with reorganization	170	2,655
Taxes on adjustments	(196)	(1,005)
Adjusted operating income	$561,087	$396,930
Adjusted operating income increased for the three and nine months ended September 30, 2022, as compared to September 30, 2021, primarily due to decreased losses coupled with lower expenses and partially offset by lower premiums.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended September 30,
(Dollar amounts in millions)	2022	2021
New insurance written	$15,069	$23,972
Primary insurance in-force(1)	$241,813	$222,464
Primary risk in-force	$61,124	$55,866
Persistency rate	82%	65%
PIF (count)	949,052	936,934
Delinquent loans (count)	18,856	28,904
Delinquency rate	1.99%	3.08%

	Nine months ended September 30,
(Dollar amounts in millions)	2022	2021
New insurance written	$51,340	$75,563
Persistency rate	79%	61%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended September 30, 2022 decreased 37% compared to the three months ended September 30, 2021. NIW for the nine months ended September 30, 2022 decreased 32% compared to the nine months ended September 30, 2021. The decreases were primarily due to a smaller market and lower mortgage refinancing originations in the current period largely driven by rising mortgage rates. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2022		2021		2022		2021
Primary	$15,069	100%	$23,972	100%	$51,340	100%	$75,563	100%
Pool	—	—	—	—	—	—	—	—
Total	$15,069	100%	$23,972	100%	$51,340	100%	$75,563	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2022		2021		2022		2021
Purchases	$14,634	97%	$20,988	88%	$48,762	95%	$57,631	76%
Refinances	435	3	2,984	12	2,578	5	17,932	24
Total	$15,069	100%	$23,972	100%	$51,340	100%	$75,563	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2022		2021		2022		2021
Monthly	$14,138	94%	$21,475	90%	$47,378	92%	$69,720	92%
Single	890	6	2,431	10	3,798	8	5,563	8
Other	41	—	66	—	164	—	280	—
Total	$15,069	100%	$23,972	100%	$51,340	100%	$75,563	100%

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2022		2021
Over 760	$6,948	46%	$10,708	45%
740-759	2,554	17	3,830	16
720-739	2,106	14	3,177	13
700-719	1,531	10	2,702	11
680-699	1,085	7	1,875	8
660-679 (1)	527	3	1,010	4
640-659	234	2	504	2
620-639	79	1	166	1
<620	5	—	—	—
Total	$15,069	100%	$23,972	100%

	Nine months ended September 30,
(Amounts in millions)	2022		2021
Over 760	$23,288	45%	$32,990	44%
740-759	8,555	17	11,661	15
720-739	7,151	14	10,067	13
700-719	5,400	10	8,812	12
680-699	3,500	7	6,868	9
660-679 (1)	2,056	4	3,061	4
640-659	1,017	2	1,562	2
620-639	358	1	542	1
<620	15	—	—	—
Total	$51,340	100%	$75,563	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2022		2021
95.01% and above	$1,741	11%	$3,396	14%
90.01% to 95.00%	6,184	41	8,838	37
85.01% to 90.00%	5,094	34	7,454	31
85.00% and below	2,050	14	4,284	18
Total	$15,069	100%	$23,972	100%

	Nine months ended September 30,
(Amounts in millions)	2022		2021
95.01% and above	$7,064	14%	$8,404	11%
90.01% to 95.00%	20,324	39	29,049	39
85.01% to 90.00%	15,921	31	24,464	32
85.00% and below	8,031	16	13,646	18
Total	$51,340	100%	$75,563	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2022		2021
45.01% and above	$3,728	25%	$4,167	17%
38.01% to 45.00%	5,681	38	7,949	33
38.00% and below	5,660	37	11,856	50
Total	$15,069	100%	$23,972	100%

	Nine months ended September 30,
(Amounts in millions)	2022		2021
45.01% and above	$12,247	24%	$10,002	13%
38.01% to 45.00%	18,478	36	25,899	34
38.00% and below	20,615	40	39,662	53
Total	$51,340	100%	$75,563	100%

Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Higher interest rates and the declining refinance market led to lower lapse and cancellations during the third quarter of 2022 driving increased persistency. Primary persistency was 82% and 65% for the three months ended September 30, 2022 and 2021, respectively. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
Primary IIF	$241,813	100%	$226,514	100%	$222,464	100%
Pool IIF	531	—	641	—	771	—
Total IIF	$242,344	100%	$227,155	100%	$223,235	100%

Primary RIF	$61,124	100%	$56,881	100%	$55,866	100%
Pool RIF	84	—	105	—	117	—
Total RIF	$61,208	100%	$56,986	100%	$55,983	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
Purchases IIF	$199,322	82%	$176,550	78%	$169,944	76%
Refinances IIF	42,491	18	49,964	22	52,520	24
Total IIF	$241,813	100%	$226,514	100%	$222,464	100%

Purchases RIF	$52,134	85%	$46,470	82%	$44,871	80%
Refinances RIF	8,990	15	10,411	18	10,995	20
Total RIF	$61,124	100%	$56,881	100%	$55,866	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
Monthly IIF	$211,062	87%	$194,826	86%	$190,702	86%
Single IIF	28,550	12	29,205	13	29,013	13
Other IIF	2,201	1	2,483	1	2,749	1
Total IIF	$241,813	100%	$226,514	100%	$222,464	100%

Monthly RIF	$54,247	89%	$49,614	87%	$48,495	87%
Single RIF	6,324	10	6,658	12	6,709	12
Other RIF	553	1	609	1	662	1
Total RIF	$61,124	100%	$56,881	100%	$55,866	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
2008 and prior	$6,849	3%	$8,196	3%	$8,963	4%
2009 to 2014	2,293	1	3,369	2	3,949	2
2015	3,133	1	4,488	2	5,087	2
2016	6,772	3	8,997	4	10,082	4
2017	6,818	3	8,962	4	10,185	5
2018	7,133	3	9,263	4	10,568	5
2019	17,070	7	21,730	10	24,884	11
2020	58,497	24	69,963	31	75,785	34
2021	83,740	35	91,546	40	72,961	33
2022	49,508	20	—	—	—	—
Total	$241,813	100%	$226,514	100%	$222,464	100%
The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
2008 and prior	$1,764	3%	$2,112	3%	$2,309	4%
2009 to 2014	609	1	904	2	1,062	2
2015	840	1	1,197	2	1,355	2
2016	1,805	3	2,388	4	2,676	5
2017	1,792	3	2,324	4	2,631	5
2018	1,806	3	2,330	4	2,656	5
2019	4,313	7	5,454	10	6,239	11
2020	14,891	25	17,574	31	18,965	34
2021	20,848	34	22,598	40	17,973	32
2022	12,456	20	—	—	—	—
Total	$61,124	100%	$56,881	100%	$55,866	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2022	2021
Beginning balance	$237,563	$217,477
NIW	15,069	23,972
Cancellations, principal repayments and other reductions (1)	(10,819)	(18,985)
Ending balance	$241,813	$222,464

	Nine months ended September 30,
(Amounts in millions)	2022	2021
Beginning balance	$226,514	$207,947
NIW	51,340	75,563
Cancellations, principal repayments and other reductions (1)	(36,041)	(61,046)
Ending balance	$241,813	$222,464
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
95.01% and above	$38,099	16%	$35,455	16%	$34,259	15%
90.01% to 95.00%	101,164	42	95,149	42	94,888	43
85.01% to 90.00%	69,803	29	64,549	28	63,349	28
85.00% and below	32,747	13	31,361	14	29,968	14
Total	$241,813	100%	$226,514	100%	$222,464	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
95.01% and above	$10,809	18%	$9,907	17%	$9,490	17%
90.01% to 95.00%	29,379	48	27,608	49	27,509	49
85.01% to 90.00%	17,019	28	15,644	27	15,322	28
85.00% and below	3,917	6	3,722	7	3,545	6
Total	$61,124	100%	$56,881	100%	$55,866	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
Over 760	$99,177	41%	$89,982	40%	$87,073	39%
740-759	38,731	16	35,874	16	35,177	16
720-739	33,874	14	31,730	14	31,374	14
700-719	28,384	12	27,359	12	27,371	12
680-699	21,294	9	21,270	9	21,458	10
660-679 (1)	10,842	4	10,549	5	10,309	5
640-659	6,115	3	6,124	3	6,009	3
620-639	2,663	1	2,783	1	2,787	1
<620	733	—	843	—	906	—
Total	$241,813	100%	$226,514	100%	$222,464	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
Over 760	$24,965	41%	$22,489	40%	$21,767	39%
740-759	9,808	16	9,009	16	8,824	16
720-739	8,656	14	8,055	14	7,966	14
700-719	7,200	12	6,907	12	6,923	12
680-699	5,356	9	5,334	9	5,383	10
660-679 (1)	2,739	4	2,638	5	2,568	5
640-659	1,541	3	1,530	3	1,497	3
620-639	672	1	702	1	705	1
<620	187	—	217	—	233	—
Total	$61,124	100%	$56,881	100%	$55,866	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
45.01% and above	$40,846	17%	$34,076	15%	$31,771	14%
38.01% to 45.00%	85,226	35	79,147	35	78,303	35
38.00% and below	115,741	48	113,291	50	112,390	51
Total	$241,813	100%	$226,514	100%	$222,464	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2022		December 31, 2021		September 30, 2021
45.01% and above	$10,393	17%	$8,631	15%	$8,048	14%
38.01% to 45.00%	21,603	35	19,974	35	19,773	36
38.00% and below	29,128	48	28,276	50	28,045	50
Total	$61,124	100%	$56,881	100%	$55,866	100%

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
The following table sets forth a roll forward of the number of primary loans in default for the periods indicated:

	Nine months ended September 30,
(Loan count)	2022	2021
Number of delinquencies, beginning of period	24,820	44,904
New defaults	25,692	24,342
Cures	(31,254)	(39,697)
Claims paid	(384)	(620)
Rescissions and claim denials	(18)	(25)
Number of delinquencies, end of period	18,856	28,904
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands) (1)	2022	2021
Loss reserves, beginning of period	$606,102	$516,863
Claims paid	(18,776)	(21,603)
Change in reserve	(111,263)	117,494
Loss reserves, end of period	$476,063	$612,754
______________
(1)Direct primary case reserves exclude LAE, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	September 30, 2022
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,446	$48	$401	12%
4 - 11 payments	6,119	146	358	41%
12 payments or more	5,291	282	295	96%
Total	18,856	$476	$1,054	45%

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%
Total	24,820	$606	$1,409	43%

	September 30, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,192	$32	$319	10%
4 - 11 payments	9,021	128	529	24%
12 payments or more	13,691	453	813	56%
Total	28,904	$613	$1,661	37%
______________
(1)Direct primary case reserves exclude LAE, incurred but not reported and reinsurance reserves.
The total increase in reserves as a percentage of RIF as of September 30, 2022 was primarily driven by the decrease in delinquent RIF. Delinquent RIF decreased mainly due to lower total delinquencies as cures outpaced new delinquencies in the first nine months of 2022, while reserves decreased due to our reserve releases. While the number of loans that are delinquent for 12 months or more has decreased, it remains elevated compared to pre-COVID-19 levels due, in large part, to borrowers entering a forbearance plan over a year ago driven by COVID-19.
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

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of September 30, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	12%	10%	2.02%
Texas	8	7	2.10%
Florida (1)	8	8	1.93%
New York (1)	5	14	2.97%
Illinois (1)	5	6	2.53%
Michigan	4	3	1.69%
Arizona	3	2	1.67%
North Carolina	3	2	1.62%
Georgia	3	3	2.26%
Pennsylvania (1)	3	3	2.11%
All other states (2)	46	42	1.85%
Total	100%	100%	1.99%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of September 30, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	2.85%
Phoenix, AZ MSA	3	2	1.71%
New York, NY MD	3	9	3.88%
Atlanta, GA MSA	2	3	2.47%
Washington-Arlington, DC MD	2	2	1.79%
Houston, TX MSA	2	3	2.74%
Riverside-San Bernardino CA MSA	2	2	2.74%
Los Angeles-Long Beach, CA MD	2	2	2.13%
Dallas, TX MD	2	2	1.78%
Nassau County, NY MD	2	4	3.83%
All Other MSAs/MDs	77	67	1.85%
Total	100%	100%	1.99%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	3.68%
Phoenix, AZ MSA	3	2	2.36%
New York, NY MD	3	8	5.32%
Atlanta, GA MSA	2	3	3.28%
Washington-Arlington, DC MD	2	2	2.96%
Houston, TX MSA	2	3	3.61%
Riverside-San Bernardino CA MSA	2	2	3.42%
Los Angeles-Long Beach, CA MD	2	3	3.95%
Dallas, TX MD	2	2	2.31%
Nassau County, NY MD	2	4	5.55%
All Other MSAs/MDs	77	67	2.44%
Total	100%	100%	2.65%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of September 30, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2008 and prior	3%	28%	9.71%	5.57%
2009 to 2014	1	4	5.00%	0.70%
2015	1	4	3.68%	0.75%
2016	3	7	3.14%	0.83%
2017	3	8	3.75%	1.03%
2018	3	10	4.47%	1.18%
2019	7	12	2.65%	0.94%
2020	25	16	1.31%	0.86%
2021	34	10	0.92%	0.83%
2022	20	1	0.26%	0.25%
Total portfolio	100%	100%	1.99%	4.26%
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

Loss reserves in policy years in 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in these policy years. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of COVID-19 given their significant representation of RIF. As of September 30, 2022, our 2015 and newer policy years represented approximately 96% of our primary RIF and 68% of our total direct primary case reserves.
Investment Portfolio
Our investment portfolio is affected by factors described below, each of which in turn may be affected by COVID-19 as noted above in “—Trends and Conditions.” The investment portfolios of our insurance subsidiaries are directed by a newly formed Enact Investment Committee with Genworth serving as the investment manager. The investment portfolio of EHI is directed by a separate newly formed EHI Investment Committee with a third-party investment manager. These parties, with oversight from our Board of Directors and our senior management team, are responsible for the execution of our investment strategy. Our investment portfolio is an important component of our consolidated financial results and represents our primary source of claims paying resources. Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities and is designed to achieve the following objectives:
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	September 30, 2022		December 31, 2021
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$44,654	1%	$58,408	1%
State and political subdivisions	432,229	9	538,453	10
Non-U.S. government	9,252	—	22,416	—
U.S. corporate	2,639,184	54	2,945,303	56
Non-U.S. corporate	647,063	14	666,594	13
Residential mortgage-backed	11,743	—	—	—
Other asset-backed	1,093,777	22	1,035,165	20
Total available-for-sale fixed maturity securities	$4,877,902	100%	$5,266,339	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of September 30, 2022 or December 31, 2021. We have no derivative financial instruments in our investment portfolio.
As of both September 30, 2022 and December 31, 2021, 98% and 97% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	September 30, 2022	December 31, 2021
AAA	10%	9%
AA	16	17
A	35	34
BBB	37	37
BB & below	2	3
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	September 30, 2022	December 31, 2021
Duration (in years)	3.7	3.9
Pre-tax yield (% of average investment portfolio assets)	3.0%	2.7%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$402,071	$411,082
Investing activities	(246,528)	(412,294)
Financing activities	(45,596)	—
Net increase (decrease) in cash and cash equivalents	$109,947	$(1,212)
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities decreased largely due to lower unearned premium declines from cancelled single premium policies. Cash flows from operations were also impacted by changes in reserves, timing of tax payments, stock-based compensation expense and amortization of discounts and premiums on fixed maturity securities.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used by investing activities decreased as a result of lower net purchases of fixed maturity securities in the current year.
During the nine months ended September 30, 2022, our cash flows from financing activities included dividends paid of $45.6 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. There were no dividends paid or other financing activity during the nine months ended September 30, 2021.
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
Pursuant to the GSE Restrictions, we were required to retain $300 million of the net proceeds from the 2025 Senior Notes offering that can be drawn down exclusively for our debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $203 million. See “—Trends and Conditions” for additional information regarding the GSE Restrictions.
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERS compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of September 30, 2022.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, EMICO has the capacity to pay dividends from unassigned surplus of $156 million as of September 30, 2022, with 30 day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
In April 2022, EMICO completed a distribution of approximately $242 million to EHI that will support our ability to pay a quarterly dividend. EMICO completed a similar distribution of $242 million to EHI subsequent to quarter end, in October 2022. We intend to use these proceeds and future EMICO distributions to fund a quarterly dividend as well as to bolster our financial flexibility at EHI and return additional capital to shareholders.
The credit agreement entered into in connection with the Facility contains customary restrictions on EHI’s ability to pay cash dividends. Under the credit agreement, EHI is permitted to make cash distributions (1) so long as no Default or Event of Default (as each are defined in the credit agreement) has occurred and is continuing and EHI is in pro forma compliance with its financial covenants as described in Note 7 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2022 and 2021, at the time of and after giving effect to such payment, (2) within 60 days of declaration of any cash dividend so long as the payment was permitted under the credit agreement at the time of such declaration and (3) other customary exceptions as more fully set forth in the credit agreement.
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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	September 30, 2022	December 31, 2021
Statutory policyholders’ surplus	$1,348	$1,397
Contingency reserves	3,424	3,042
Combined statutory capital	$4,772	$4,439
Adjusted RIF(1)	$58,542	$54,201
Combined risk-to-capital ratio	12.3	12.2
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere in this periodic report. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	September 30, 2022	December 31, 2021
Statutory policyholders’ surplus	$1,296	$1,346
Contingency reserves	3,422	3,041
EMICO statutory capital	$4,718	$4,387
Adjusted RIF(1)	$58,233	$54,033
EMICO risk-to-capital ratio	12.3	12.3
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of September 30, 2022, we maintained liquidity in the form of cash and cash equivalents of $536 million compared to $426 million as of December 31, 2021, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations. On August 21, 2020, we issued the 2025 Senior Notes. The GSE Restrictions required us to retain $300 million of the net 2025 Senior Notes proceeds that can be drawn down exclusively for our debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs, until the GSE Conditions are satisfied. See “—Trends and Conditions” for additional details. We distributed $437 million of the net proceeds to Genworth Holdings at the closing of the offering of our 2025 Senior Notes. The 2025 Senior Notes were issued to persons reasonably believed to be qualified institutional buyers in a private offering exempt from registration pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. The current balance of the 2025 Senior Notes proceeds required to be held by our holding company is approximately $203 million.
Additionally, on June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of September 30, 2022.
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
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, and in our audited consolidated financial statements for the years ended December 31, 2021 and 2020, for a discussion of recently adopted and not yet adopted accounting standards.

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
We manage market risk via our defined investment policy guidelines implemented by our investment managers with oversight from our Board of Directors and our senior management. Important drivers of our market risk exposure that we monitor and manage include but are not limited to:
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
At September 30, 2022, the effective duration of our investments available-for-sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2022
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are not subject to any pending material legal proceedings.
Item 1A. Risk Factors
We have disclosed within Part I, Item 1A in our Annual Report and Part II, Item 1A in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 the risk factors that could have a material adverse effect on our business, results of operations and/or financial condition. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the Quarterly Report on Form 10-Q for the period ended June 30, 2022, and the other information set forth elsewhere in this Form 10-Q. These risk factors and other information may not describe every risk that we face. The occurrence of any additional risks and uncertainties that are currently immaterial or unknown could have a material adverse effect on our business, results of operations and/or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended September 30, 2022.
Item 5. Other Information
On November 1, 2022, EHI entered into a Share Repurchase Agreement (the “Agreement”) with Genworth Holdings, Inc. (“Genworth”). EHI’s Board of Directors has authorized the Company to repurchase shares of Common Stock for a purchase price of up to $75.0 million. EHI intends to repurchase shares of its Common Stock from stockholders other than Genworth (“Market Repurchases”) from time to time and subject to market and other conditions. Pursuant to the Agreement, EHI will repurchase shares from Genworth on a pro rata basis to Market Repurchases. The share repurchase program is not expected to change Genworth’s ownership interest in Enact post completion. The foregoing description of the Agreement is only a summary and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.1 to this quarterly filing on Form 10-Q and incorporated by reference herein. The Agreement is filed with this quarterly report on Form 10-Q to provide security holders with information regarding its terms. It is not intended to provide any other factual information about Enact, or Genworth. The representations, warranties, and covenants contained in the Agreement were made solely for purposes of such agreement and as of specific dates, are solely for the benefit of the parties to the Agreement, and may be subject to limitations agreed upon by the parties. Security holders should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Enact, or Genworth. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Agreement, which subsequent information may or may not be fully reflected in Enact’s public disclosures, except to the extent required by law.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Bylaws of Enact Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2022)

10.1	Share Repurchase Agreement, dated November 1, 2022, by and between Enact Holdings, Inc. and Genworth Holdings, Inc.
31.1	Certification of Principal Executive Officer (filed herewith)
31.2	Certification of Principal Financial Officer (filed herewith)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer (filed herewith)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
+      Indicates management contract and compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

ENACT HOLDINGS, INC.
(Registrant)
Dated: November 3, 2022

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer