Form 10-K
period 2022-12-31
Enact Holdings, Inc.
filed 2023-02-28
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity (based on the closing price of the Common Stock on the Nasdaq Stock Market) held by non-affiliates of the registrant on June 30, 2022, was approximately $640 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 24, 2023, there were 162,535,019 shares of Common Stock, par value $0.01 per share, outstanding.
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
As a private mortgage insurer, we play a critical role in the United States housing finance system. We are engaged in the business of writing and assuming residential mortgage guaranty insurance. The insurance covers a portion of the unpaid principal balance of Low Down Payment Loans and protects lenders and investors against certain losses resulting from nonpayment of loans secured by mortgages, deeds of trust, or other instruments constituting a first lien on residential real estate. We facilitate the sale of mortgages to the secondary market, including to private investors as well as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and are collectively referred to as the “GSEs.” Credit protection and liquidity through secondary market sales allow mortgage lenders to increase their lending capacity, manage risk and expand financing access to prospective homeowners, many of whom are first time home buyers (“FTHBs”).
We have a large and diverse customer base maintaining enduring relationships across the mortgage origination market, including with national banks, non-bank mortgage lenders, local mortgage bankers, community banks and credit unions. In both 2022 and 2021, we provided new insurance coverage to approximately 1,800 customers. For the full years ended December 31, 2022, 2021 and 2020 we generated new insurance written (“NIW”) of $66.5 billion, $97.0 billion and $99.9 billion, respectively. Net income was $704 million, $547 million and $370 million in 2022, 2021 and 2020, respectively. Adjusted operating income was $709 million, $551 million and $373 million for 2022, 2021 and 2020, respectively.
We have a rigorous approach to writing new insurance risk based on decades of loan-level data and experience in the mortgage insurance industry. We believe our balance sheet is well capitalized to manage through macroeconomic uncertainty and maintain compliance with private mortgage insurer eligibility requirements (“PMIERs”) and state regulatory standards of compliance. We utilize our credit risk transfer (“CRT”) program to mitigate future loss volatility and drive efficient capital management. Our CRT program is a material component of our strategy, and we believe it helps to protect future business performance and stockholder capital under stress scenarios by transferring risk from our balance sheet to highly rated counterparties or to investors through collateralized transactions. As of December 31, 2022, we had a published PMIERs sufficiency ratio of 165%, representing $2,050 million of available assets above the published PMIERs requirement and approximately 89% of our insured portfolio was covered by our CRT program. Our PMIERs sufficiency ratio, which is based on the published requirements applicable to private mortgage insurers, was above the requirement imposed by the GSE Restrictions of 120% in 2022.
Our Corporate Information
Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us,” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.) was a wholly owned subsidiary of Genworth Financial, Inc. (“Genworth” or “Parent”) since EHI’s incorporation in Delaware in 2012 until our initial public offering on September 20, 2021.
On May 3, 2021, EHI amended its certificate of incorporation to change its name from Genworth Mortgage Holdings, Inc. This amendment also authorized EHI to issue 600,000,000 shares of common stock, each having a par value of $0.01 per share. Concurrently, we entered into a share exchange agreement with Genworth Holdings, Inc. (“Genworth Holdings”), pursuant to which Genworth Holdings exchanged the 100 shares of our common stock owned by it, representing all of our issued and outstanding capital stock, for 162,840,000 newly issued shares of common stock, par value $0.01, of EHI.
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
We operate a majority of our business through our primary insurance subsidiary, Enact Mortgage Insurance Corporation (“EMICO”). EMICO is an approved insurer by the GSEs. EMICO was renamed from Genworth Mortgage Insurance Corporation effective February 7, 2022. Our operations are all domestic with the exception of a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our results.
Our Strategy
Our objective is to support our mission to help people buy a house and keep it their home, while leveraging our competitive strengths to maximize value for our stockholders. This strategy is based on the following priorities:
Differentiate Enact from competitors
•Strive to deliver best-in-class underwriting to a well-established, deep and diversified customer base.
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

Our Industry
United States Mortgage Market
The United States residential mortgage market is one of the largest in the world and includes a range of private and government sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, real estate investment trusts, mortgage insurers and the GSEs. The overall United States residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities (“MBS”).
GSEs
The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide liquidity and stability in the United States housing finance system. According to the companies’ earnings reports, the GSEs held or guaranteed approximately $6.7 trillion as of September 30, 2022, or around 51%, of total United States 1-4 family residential mortgage debt according to most recent data from the Federal Reserve. The GSE charters generally require credit enhancement for Low Down Payment Loans to be eligible for purchase by the GSEs. Such credit enhancement can be satisfied if a loan is insured by a GSE-qualified insurer, the mortgage seller retains at least a 10% participation in the loan, or the seller agrees to repurchase or replace the loan in the event of a default. Private mortgage insurance satisfies the GSEs’ credit enhancement requirement and, historically, has been the preferred method lenders have utilized to meet this GSE charter requirement. As a result, the nature of the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs. In furtherance of their respective charter requirements, each GSE maintains private mortgage insurer eligibility criteria, known as PMIERs, to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for their portfolio. For more information about the financial and other requirements of the GSEs, see “Item 1A. Risk Factors—Risks Relating to Our Business—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
Private Mortgage Insurance
Private mortgage insurance plays a critical role in the United States residential mortgage market by facilitating secondary market sales, particularly for Low Down Payment Loans. This credit protection and the resulting liquidity it provides through secondary market sales allows mortgage lenders to increase their lending capacity, manage risk and expand prospective homeowners’ access to financing, many of whom are FTHBs. Mortgage insurance also provides lenders and investors a means to diversify their exposures, mitigate mortgage credit risk and may offer credit against regulatory capital requirements to certain financial institutions that portfolio Low Down Payment Loans. Today, mortgage insurance products are primarily geared towards GSE secondary market sales. The increase in penetration of private mortgage insurance in the mortgage market can be attributed to both the introduction of new GSE products designed to serve Low Down Payment Loan borrowers and more competitive pricing by private mortgage insurers relative to the Federal Housing Administration (“FHA”). In addition, there are potential opportunities for the demand for and use of mortgage insurance to the extent that the private label securitization market expands in the future.
The overall new business opportunity in the private mortgage insurance market is also reflective of the mix between purchase and refinancing originations. Historically, due to the higher prevalence of Low-

Down Payment Loans in purchase originations, mortgage insurance utilization has been meaningfully higher for purchase originations than for refinances.
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
Federal, State and Local Government Agencies
Private mortgage insurers, including us, compete for mortgage insurance business directly with federal government agencies, principally the FHA and the VA, and, to a lesser extent, state and local housing finance agencies. According to Inside Mortgage Finance, for the first three quarters of 2022, the FHA had a 26% share, and the VA a 25% share, of the mortgage insurance market. Our competition with government agencies is principally on the basis of price and underwriting guidelines. In contrast to private mortgage insurers, government agencies generally have less restrictive guidelines and apply a flat pricing structure regardless of an individual borrower’s credit profile. As a result, we believe borrowers with lower Fair Isaac Company (“FICO”) scores are more likely to secure mortgage loans with coverage by public agencies and borrowers with higher FICO scores are more likely to secure mortgage loans with coverage by private mortgage insurers. Mortgage insurance policies from government agencies are also generally non-cancellable, meaning that borrowers are obligated to pay for coverage through the life of their loan, whereas policies from private mortgage insurers are cancellable in certain circumstances as provided by the Homeowners Protection Act (“HOPA”), and under GSE guidelines when the loan-to-value (“LTV”) ratio of an underlying mortgage falls below 80%. Private mortgage insurers also face limited competition from certain local and state housing finance agencies.
Private Mortgage Insurers
The United States private mortgage insurance industry is highly competitive. We compete on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative credit ratings), reputation, strength of management, product features and effective use and ease of technology. There are currently six active mortgage insurers, including us. Private mortgage insurance competitors include Arch Capital Group Ltd., Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (public holding companies of competitors listed). Since 2012, we have maintained between a 12.0% and 19.2% per quarter share of the private mortgage insurance market by per annum NIW, based on data from Inside Mortgage Finance.
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
Primary Mortgage Insurance
Substantially all of our policies are primary mortgage insurance, which provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is placed on individual loans at the time of origination and are typically delivered to us on a loan-by-loan basis. Primary mortgage insurance can also be delivered to us on an aggregated basis, whereby each mortgage in a given loan portfolio is insured in a single transaction after the point of origination.
Customers who purchase our primary mortgage insurance select a specific coverage level for each insured loan. To be eligible for purchase by a GSE, a Low Down Payment Loan must comply with the coverage percentages established by that particular GSE. For loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, our risk across all policies written is approximately 25% of the underlying primary insurance in-force (“IIF”), but may vary from policy to policy, typically between 6% and 35% coverage.
We file our premium rates, as required, with insurance departments of U.S. States and the District of Columbia. Premium rates cannot be changed after the issuance of coverage. Premium payments for primary mortgage insurance coverage are typically made by the borrower and are referred to as borrower-paid mortgage insurance. Loans for which premiums are paid by the lender are referred to as lender-paid mortgage insurance. In either case, the payment of premium to us is generally the responsibility of the insured.
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
Our primary insurance portfolio is diversified through time. The distribution of our exposure by book year is influenced by market size opportunities, our commercial strategies and the persistency of our in-force policies. In 2021 and 2020, our portfolio was impacted by low persistency, a large origination market and commercial success in the market, leading to a concentration in recent years as the 2022, 2021 and 2020 book years represent 25%, 33% and 22%, respectively, of our primary IIF. Our primary exposures from legacy books originated prior to 2009 continue to resolve in an orderly fashion and represented 3% of both our primary IIF and primary RIF as of December 31, 2022. These books continue to represent a larger portion of our delinquencies and reserves driven by the continued aging of those delinquencies.
We measure the credit characteristics of our portfolio as represented in the original commitment for insurance. We support a growing FTHB segment that generally has little down payment saved for their first home and therefore higher LTV ratios. Generally, a higher LTV ratio has a higher likelihood of claim than a lower LTV loan, absent other mitigating loan characteristics, which we consider in our underwriting and pricing. The weighted average LTV of our IIF as of December 31, 2022 was 93% and the weighted average LTV of our NIW was 92% in 2022 and 2021.
The credit profile of our portfolio as represented by FICO score remains strong. Generally, a borrower with a higher FICO score has a lower likelihood of claim than one with a lower FICO score. The weighted average FICO score of our IIF as of December 31, 2022 was 743 and the weighted average FICO score of our NIW was 748 in 2022 and 746 in 2021.
Our portfolio is diverse and representative of the United States origination market. We actively monitor our portfolio for concentrations at the state, metropolitan statistical area and metropolitan division level in addition to economic and performance trends in these markets. As of December 31, 2022, our largest state concentration was in California, which represented 12% of primary RIF. Our largest MSA/MD is the Chicago-Naperville, IL Metropolitan Division, which represents 3% of primary RIF.

Customers
Our long-standing industry presence has enabled us to build active customer relationships with approximately 1,800 mortgage lenders across the United States. Our customers are broadly diversified by size, type and geography and include large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Our largest customer accounted for 18% of our total NIW in 2022 and our top five customers generated 30% of our NIW in 2022. One customer accounted for 14% of our total NIW during 2021 and 12% of our NIW during 2020. Additionally, no customer had earned premiums that accounted for more than 10% of our total revenues for the years ended December 31, 2022, 2021 and 2020.
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
In 2019, we launched a separate mortgage insurance policy underwritten by our wholly owned subsidiary, Enact Mortgage Insurance Corporation of North Carolina (“EMIC-NC”), to insure primary individually underwritten residential mortgage loans as well as portfolios of residential mortgage loans at or after origination that are not intended for sale to the GSEs. Given that EMIC-NC is not a GSE approved insurer, it is not subject to the requirements mandated by PMIERs. Accordingly, we are able to utilize EMIC-NC in a manner that provides us with greater flexibility with our master policies and in our ability to efficiently use the capital of our subsidiaries, each with customers who retain loans in their own portfolio. We also believe utilizing EMIC-NC in this manner provides us strategic optionality if the private label MBS market increases.
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
We believe our risk management and oversight structure is appropriate for our business, but we cannot be assured that it will be adequate in mitigating all our risks. See “Item 1A. Risk Factors—Risks Relating to Our Business—Our risk management programs may not be effective in identifying or adequate in controlling or mitigating the risks we face.”
Modeling and Analytics
We use our proprietary risk modeling platform to evaluate returns and volatility through both an external regulatory lens and an economic capital framework that is sensitive to the economic cycle and current housing market conditions. This risk model utilizes numerous predictive variables and leverages our unique data set, which contains experience of over two decades of mortgage performance across all market conditions, to develop quantitative assessments of default probability, severity of loss, prepayment and expected volatility on each insured loan. Our model is used to assess the performance of new business and our in-force portfolio under expected and stress scenarios. The results of these analyses inform our risk appetite, credit policy, pricing and targeted risk selection strategies. In addition, the results of these stress tests and our desire to reduce loss volatility inform our CRT strategy.
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
Business Continuity
We have a robust business continuity program to prepare for and manage through business interruptions. Maintenance and execution of our plan is led by a crisis management leader reporting to our Chief Risk Officer. We update our plan no less than annually to accommodate changes in business processes and third-party providers and test the plan regularly through tabletop exercises. While we instituted a hybrid return to office staffing model in March 2022, we previously implemented a business continuity plan in response to COVID-19 and operated successfully with a remote workforce from March 2020 through March 2022. We have used a decentralized team of underwriters and other key functional employees for many years and all employees are capable and equipped to work remotely so that we can continue providing service to our customers through prolonged absences from the office.
Underwriting
We establish and maintain underwriting guidelines based on our risk appetite. Our guidelines require borrowers to have a verified capacity and willingness to support their obligation and a well-supported valuation of the collateral. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, limit our coverage to mortgages that meet our thresholds with respect to borrower FICO scores, maximum LTVs, documentation requirements and maximum Debt-to-Income (“DTI”) Ratio. All loans must pass through our eligibility rules engine to screen out those outside of our guidelines.
At present, our underwriting guidelines are largely consistent with those of the GSEs. Many of our customers use the GSEs’ automated loan underwriting systems, Desktop Underwriter and Loan Product Advisor, for making credit determinations. We generally accept the underwriting decisions and documentation requirements made by the GSEs’ underwriting systems, subject to our review as well as certain limitations and requirements.
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
Our policies are issued through one of two underwriting programs:
Non-Delegated Underwriting
For non-delegated underwriting, customers submit loan files to us, and we individually underwrite each application to determine whether we will insure the loan. We use our mortgage insurance underwriting system to perform our non-delegated underwriting evaluations. Our underwriting staff is dispersed throughout the United States and we believe this allows us to make prompt, geographically based underwriting determinations across different time zones in a timely manner to best serve our diverse customer base. In addition to our employees, we use domestically based, contract underwriters, as needed, to assist with underwriting capacity and drive efficiency.
Delegated Underwriting
We delegate to eligible lender customers the ability to underwrite mortgage insurance based on our delegated underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management team. Some customers prefer to assume underwriting responsibility because it is more efficient within their loan origination process, and they are comfortable attesting that the data submitted is true and correct when making our insurance decision. We regularly perform quality assurance reviews on a statistically significant sample of delegated loans to assess compliance with our guidelines.
We also offer a post-closing underwriting review when requested by customers for both non-delegated and delegated loans. Upon satisfactory completion of this review, we agree to waive our right to rescind coverage under certain circumstances. For the years ended December 31, 2022 and 2021, approximately 71% and 65%, respectively, of our NIW by loan count went through our delegated underwriting services.
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
Our CRT program distributes risk to both highly rated counterparties through our traditional reinsurance program, as well as to insurance-linked note (“ILN”) investors via fully collateralized special purpose reinsurance vehicles. Our reinsurance transactions generally cover a subset of loans in a given book year and have been structured as excess of loss (“XOL”) coverage where typically both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception, providing both loss volatility protection and PMIERs capital credit. Each reinsurance treaty has a term of ten years or more and provides a unilateral right to commute prior to the full term, subject to certain performance triggers. We select the type and structure of our CRT transactions based on a variety of factors including, but not limited to, capacity, cost, flexibility, sustainability and diversification. Since 2015, we have executed $4.6 billion of CRT transactions across both traditional reinsurance arrangements and ILN transactions through December 31, 2022, with approximately 89% of our RIF insurance covered under our current CRT program. We expect to begin transferring losses at an approximate 30 to 35% lifetime book year loss ratio and extend up to an approximate 60 to 70% lifetime book year loss ratio at current pricing assumptions and depending on our co-participation level within the reinsurance tier.
Through our traditional reinsurance transactions, we have executed $2.8 billion of XOL reinsurance coverage with highly rated reinsurers covering the 2009 to 2022 book years.
The Company’s traditional reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by Standard & Poor’s (“S&P”) or A.M. Best Company, Inc. These reinsurers are contractually required to collateralize a portion (typically 20 to 30%) of the reinsurance exposures consistent with PMIERs.
Through our ILN transactions, we have executed $1.8 billion of XOL reinsurance coverage supported by capital markets investors via fully collateralized special purpose reinsurance vehicles covering a portion of the 2014 to 2021 book years. The notes are non-recourse to us and our affiliates.
Our CRT program provided an estimated aggregate of $1.6 billion of PMIERs capital credit and $1.8 billion of loss coverage as of December 31, 2022.
Delinquencies, Loss Management and Claims
The delinquency and claim cycle generally begins with our receipt of a delinquency notice on an insured loan from the related servicer. We consider a loan to be delinquent when it is two or more mortgage payments past due. The incidence of delinquency is affected by a variety of factors, including housing price appreciation or depreciation, unemployment, the level of borrower income, divorce, illness, interest rate levels, general borrower creditworthiness and macroeconomic conditions. See “1A. Risk Factors—Risks Relating to Our Business—A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect our loss experience.” Delinquencies that are not cured result in a claim.
Our loss mitigation and claims area is led by seasoned personnel who are supported by default tracking and claims processing capabilities within our integrated platform. Our loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. We have granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on our behalf. Moreover, the CFPB servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property, thereby potentially reducing claim amounts. With the COVID-19 pandemic, we have experienced unprecedented use of forbearance plans nationwide to assist borrowers including the ability to extend forbearance beyond 12 months. Historically, the use of forbearance plans was limited to 12 months and used for a natural disaster that impacted a region of the country. At the conclusion of the forbearance term, a borrower may either bring the borrower’s loan current, defer any missed payments until the end of their loan, or the loan can be modified through a repayment plan or extension of the mortgage term.
Our goal is to keep borrowers in their homes. If a loan becomes delinquent, we work closely with customers, investors and servicers to attempt to cure the delinquency and allow the homeowner to retain ownership of their property.
Claims result from delinquencies that are not cured, or from losses on short sales, other third-party sales or deeds-in-lieu of foreclosure that we approve. Various factors affect the frequency and severity of claims, including LTV at the time of foreclosure, size and coverage percentage of a loan, property values, employment levels and interest rates. Any delays in foreclosure, including foreclosure moratoriums imposed by state and local governments and the GSEs, such as those due to COVID-19, could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such foreclosure delays. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
Under the terms of our primary insurance master policy, customers are required to file claims within 60 days of the earliest of (i) the date they have acquired title to the underlying property (typically through foreclosure), (ii) the date of an approved short sale or other third-party sale of the underlying property or (iii) the date a request is made by us to file a claim.
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
In 2022 and 2021, we settled over half of our claims through the third-party sale or acquisition options due largely to embedded home price appreciation.
Claim activity is not evenly spread across the coverage period of loans we insure. The number of delinquencies may not correlate directly with the number of claims received because the rate at which delinquencies are cured is influenced by borrowers’ financial resources and circumstances, as well as regional economic differences. For those loans that fail to cure, whether delinquency leads to a claim principally depends upon the borrower’s equity at the time of delinquency and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan.
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
We have also implemented an overarching technology strategy that utilizes Cloud, Software as a Service, commercial software and in some cases proprietary technology to provide scalability, flexibility and an enhanced security posture. Technology costs are managed by the continued automation of key business processes, reducing our application portfolio and using contract employees to scale resource capacity as needed. In addition, we have a dedicated “AI, Innovation & Automation” team to ensure that we focus on using the latest technologies to further automate our business and differentiate our products and services.
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
As of February 28, 2023, EMICO, our principal U.S. mortgage insurance subsidiary, was rated “BBB+” by S&P, “Baa1” by Moody’s and “BBB+” by Fitch Ratings, Inc. (“Fitch”) in terms of financial strength.
Investment Portfolio
The investment portfolios of our insurance subsidiaries are directed by the Enact Investment Committee, a management-level committee, with Genworth serving as the investment manager. Under the terms of our investment management agreement, the Company is charged an investment management fee by our Parent. The total investment expenses paid to our Parent were $5.5 million and

$5.2 million for the years ended December 31, 2022 and 2021, respectively. See Note 11 to our audited consolidated financial statements for further information.
The investment portfolio of EHI is directed by a separate newly formed management-level EHI Investment Committee with a third-party investment manager. In addition, for certain asset classes, we utilize external asset management. In the future, we may choose to more broadly engage external asset managers. Our senior management team, along with our board of directors, reviews investment performance and strategy on a periodic basis. As of December 31, 2022, the fair value of our investment portfolio was $4.9 billion of fixed maturity assets, of which 98% was rated as investment grade. We also had an additional $514 million of cash and cash equivalents as of December 31, 2022. The primary objectives of managing the investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover our operating expenses and pay future insurance claims. Investment strategies are implemented emphasizing fixed income, low volatility, highly liquid assets to meet expected and unexpected financial obligations while enhancing risk adjusted, after-tax yields. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio.”
Our board-approved investment policy utilizes defined investment guidelines such as, but not limited to, asset sector, single issuer concentration and credit ratings to ensure compliance with risk management limits, regulatory requirements and applicable laws. Further, the policy seeks to restrict assets correlated with the residential mortgage market. Asset class mix and risks are regularly evaluated in the context of current and future capital market conditions, liability profiles and return objectives. The investment portfolio is regularly stress tested to evaluate its ability to meet unexpected liquidity needs due to elevated liabilities. Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions, as well as our prevailing operating objectives.
For more information regarding our investment portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Key Metrics—Investment Portfolio.”
Human Capital Management and Employees
We take a holistic approach to human capital management, including attracting and retaining talent with comprehensive benefits and compensation packages, providing professional development and learning opportunities, facilitating access to dedicated resources that foster an equitable and inclusive environment and encouraging a sincere commitment to community service and involvement. As of December 31, 2022, we had 496 full-time employees, all of whom work in the United States. Our employee population is made up of 58% women and 25% people of color. Of our employees, 46% work in our Raleigh, North Carolina office and the remaining 54% are in the field, predominantly working in sales and underwriting. We supplement our workforce, as needed, with independent contractors. Our employees and contractors are all equipped to work on a remote basis. None of our employees are represented by a union or subject to a collective servicing agreement and management believes that our relationship with our employees is good.
Some of our key areas of focus include:
•Our compensation package, including salary, incentive bonus and long-term incentives, aligns employee and stockholder interests, as well as rewards our employees for serving all of our current and future customers.
•In addition to a competitive compensation program, we offer our employees benefits such as life and health insurance, paid time off, paid parental leave, childcare subsidies, retirement savings plans, financial planning services, an Employee Assistance Program and a broad fitness reimbursement program to support physical and mental health.

•We offer a multitude of professional development and career enrichment courses, including in the areas of leadership, professional skills, and industry-specific matters, as well as a mentor program and an extensive training program for future senior leaders. We also offer tuition reimbursement benefits and student loan repayment options to aid career progression. We routinely assess talent, engage in deep succession planning at all levels of the organization and provide feedback to our employees through a performance review process.
•Our employee-led Diversity & Inclusion Council helps to build an inclusive culture through company-wide events, participation in our recruitment efforts and by educating our employees on the experiences and perspectives of others. We continue to focus on building a pipeline of talent to create more opportunities for workplace diversity and to support greater representation within our Company. In addition to our internally focused efforts, we have a number of employee-led externally focused diversity, equity and inclusion initiatives.
•We champion civic engagement through paid volunteer time for employees, event sponsorship programs, employee-directed charitable gifts with a 100% company match, and through our commitment to environmental sustainability.
•We empower employees to share their unique perspectives by promoting initiatives that increase access to our Senior Leadership Team and encouraging open-door policies. We value the voice of our employees and use a best-in-class third party approach to gather employee feedback.
•We celebrate our talent by showcasing employee achievements and expertise in industry publications, at events and conferences, and on social media. By amplifying their reach and ours, in 2022, 10 employees were recognized as award winners by external organizations, and we were recognized as an organization on three occasions.
As the severity of COVID-19 started to unfold at the beginning of 2020, our response included the implementation of policies to protect our employees. In early March 2020, we closed our offices and implemented a complete work from home policy through March 2022, as well as providing additional financial, health and wellness resources. We instituted a return to office plan in March 2022 which operates as a hybrid working model for a majority of our Raleigh-based employees.

Regulation
General
Our insurance operations are generally subject to extensive oversight and a wide variety of laws and regulations. State insurance laws and regulations govern most aspects of our insurance business and are enforced by the insurance departments of each jurisdiction in which our insurers are licensed, with the North Carolina Department of Insurance (“NCDOI”) being the lead regulator for our North Carolina domiciled insurers. Our insurance products and business also are affected by federal, state and local laws, including tax laws.
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
Insurance Holding Company Regulation
Certain of our insurance subsidiaries are subject to the Insurance Holding Company Act in North Carolina and are required to furnish various types of information concerning the operations of, and the interrelationships and transactions among, companies within our holding company system that may affect the operations, management or financial condition of the insurers within such holding company system. Under state insurance laws and regulations, our insurance subsidiaries must file reports, including detailed annual and quarterly financial statements, with the insurance regulator in North Carolina and the National Association of Insurance Commissioners (“NAIC”), and our operations and accounts are subject to periodic or target examination by any insurance regulator of a jurisdiction in which we conduct business. Mortgage guaranty insurers generally are limited by state insurance laws and regulations to directly writing only mortgage guaranty insurance business to the exclusion of other types of insurance.
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

State insurance laws and regulations require that a person obtain the approval of the insurance commissioner of an insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer or any parent entity; although such presumption may be rebutted. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Most jurisdictions also now require a person seeking to acquire control of an insurer licensed but not domiciled in that jurisdiction to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in that jurisdiction. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation. In certain situations, state insurance laws and regulations also require that a controlling person of an insurer submit prior notice to the insurer’s domiciliary insurance regulator of a divestiture of control. Similarly, with respect to our contract underwriting entity, Enact Financial Services, Inc., prior approval from state banking commissioners is required in some jurisdictions prior to acquiring control of our contract underwriting entity, which is licensed or has an approved license exemption in most states.
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
In addition, insurance regulators may prohibit the payment of ordinary dividends and distributions or other payments by our insurers (such as a payment under a tax sharing agreement, for employment or other services) if they determine that such payment could be adverse to our policyholders or would not be fair and reasonable to the insurer.
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
Accounting Principles
State insurance regulators developed SAP as a basis of accounting used to monitor and regulate the solvency of insurers. Since insurance regulators are primarily concerned with ensuring an insurer’s ability to pay its current and future obligations to policyholders, statutory accounting conservatively values the assets and liabilities of insurers, generally in accordance with standards specified by such insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and are generally adopted by regulators in the various state jurisdictions. Due to differences in methodology between SAP and United States generally accepted accounting principles (“U.S. GAAP”), the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are often materially different from those reflected in financial statements prepared under SAP.
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
Mortgage Guaranty Insurance Capital and Surplus Requirements. Mortgage guaranty insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements, but certain states impose other forms of capital requirements on mortgage guaranty insurers, requiring maintenance of a RTC ratio not to exceed 25:1. Policyholder position is defined as surplus as regards policyholders plus contingency reserves, less ceded reinsurance. In this Annual Report, we show policyholder position as statutory capital.

The NAIC is in the process of considering changes to the Mortgage Guaranty Insurance Model Act (the “MGI Model”) and revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance. In 2020 the NAIC developed a mortgage guaranty supplemental filing. In September 2022, the Mortgage Guaranty Insurance Working Group (the “MGIWG”) released its most recent exposure drafts of the revised MGI Model. The process for developing this framework is ongoing, and the outcome of this process remains uncertain. At this time, we cannot predict (i) the outcome of this process; (ii) which states, if any, may adopt the MGI Model; (iii) the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically; (iv) the additional costs associated with compliance with any such changes; or (v) any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted and what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
Group Capital Requirements. The NAIC has developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. In December 2020, the NAIC adopted amendments to the Holding Company System Model Act and Regulation. The amendments adopt a Group Capital Calculation Template and Instructions (“GCC Template and Instructions”) as well as an annual filing requirement for the GCC. The amendments were adopted by Virginia, Genworth’s insurance holding company group’s lead state, in 2022.
During 2021, certain insurance groups agreed to voluntarily submit data to lead states using the newly adopted template as part of a trial implementation phase. Based on the trial results and feedback from these insurance groups, the NAIC implemented changes to the GCC Template and Instructions.
In May 2022, the Group Capital Calculation Working Group of the NAIC adopted the 2022 GCC Instructions and Template, which will be used by a number of states, including Delaware and Virginia, for year end 2022 filings. The GCC also adopted guidance for insurance regulators to use in reviewing GCC submissions in the form of changes to the NAIC Financial Analysis Handbook. It is unclear how the development of group capital measures by the NAIC will interact with existing capital requirements for U.S. insurance companies.
Reserves
State insurance laws and regulations require our insurance subsidiaries to establish a special statutory contingency reserve reflected in their statutory financial statements to provide for payable claims and other expenses and purposes in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) 10 years after which such amounts can be released into surplus or (ii) when loss ratios exceed 35% in which case, the amount above 35% can be released under certain circumstances, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This deferral of premiums into the contingency reserve limits our insurance subsidiaries’ ability to pay dividends to stockholders until those contingency reserves are released back into surplus. Our insurance subsidiaries’ statutory contingency reserve was approximately $3,551 million and $3,042 million as of December 31, 2022 and 2021, respectively.
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
The Dodd-Frank Act prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. Certain rules and regulations established by the CFPB require mortgage lenders to demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage (“QM”) and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. The regulations include the QM Patch for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet these requirements are deemed to be QMs. The QM Patch permits loans that exceed a DTI ratio of 43% to be eligible for QM status. Many of the loans that qualify under the QM Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. On December 29, 2020, the CFPB promulgated two final rules amending the QM Rule: (i) the Amended QM Rule and (ii) the Seasoned QM Final Rule. The effective date of both rules was March 1, 2021, with a mandatory compliance date for the Amended QM Rule of July 1, 2021. However, April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the Amended QM Rule until October 1, 2022 and noting that the Amended QM Rule and Seasoned QM Final Rule would be reconsidered at a later time. As provided under the final rule, the prior 43% DTI-based QM Rule definition, the new price-based Average Prime Offer Rate (“APOR”) definition and the QM Patch all remained available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, Fannie Mae issued Lender Letter 2021-09 and Freddie Mac issued Bulletin 2021-13 stating that due to the requirements of the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs they would only acquire loans that meet the new price-based (APOR) definition set forth under the Amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43% DTI-based QM Rule definition and the QM Patch will continue to qualify under the new price-based (APOR) definition and therefore we expect little impact from this change.
In October 2022, the SEC adopted final rules requiring the recovery of erroneously awarded compensation as mandated by the Dodd-Frank Act. The rules will, among other things, require national securities exchanges to establish listing standards that would require listed companies to adopt and comply with a compensation recovery policy, often known as a clawback policy, and require listed companies to provide disclosure about such policies and how they are being implemented. In the event a company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the company must recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. The recoverable amount would be the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The updated listing standards related to clawback policies will become effective no later than November 28, 2023. Listed companies will be required to adopt a clawback policy no later than 60 days following the applicable listing standards effective date and make the required disclosure in proxy and information statements, as well as annual reports filed after the adoption of their clawback policy. We are currently awaiting the finalization of the relevant listing standards and are evaluating our existing clawback policy to determine if any updates are required.

On August 25, 2022, the SEC adopted final rules implementing the pay versus performance requirement as mandated by the Dodd-Frank Act. The rules require public companies to disclose the relationship between their executive compensation and financial performance in proxy or information statements in which executive compensation disclosures are required. Under the new rules, companies will be required to provide a table disclosing specified executive compensation and financial performance measures for the five most recently completed fiscal years after an initial phase-in period. Companies are also required to describe the relationship between the actual executive compensation paid, as defined by the new rules, and each of the financial performance measures in the table, as well as the company’s total shareholder return (“TSR”) and the TSR of its selected peer group. In addition, companies are required to disclose three to seven financial performance measures they determine to be the most important performance measures for linking executive compensation actually paid to company performance. These final rules are effective in proxy and information statements for fiscal years ending on or after December 16, 2022 and will be reflected in our proxy statement for the year ended December 31, 2022.
Agency Qualification Requirements
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. Effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. On September 27, 2018, the GSEs issued revisions to the PMIERs, which became effective March 31, 2019. The PMIERs aim to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation among others. In addition, the PMIERs require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. As of December 31, 2022, we met the PMIERs financial and operational requirements and currently hold a reasonable amount in excess of the financial requirements.
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
During 2020 and 2021, the GSEs issued several amendments to PMIERS. Many of the provisions are no longer applicable but for loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier is applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. In addition, the PMIERs Amendment made permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future FEMA-Declared Major Disaster Areas eligible for individual assistance.
Under PMIERs, we are subject to these operational and financial requirements. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of December 31, 2022, we had estimated available assets of $5,206 million against $3,156 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021. The sufficiency ratio as of December 31, 2022 was 165% or $2,050 million above the published PMIERs requirements, compared to 165% or $2,003 million above the published PMIERs requirements as of December 31, 2021. Sufficiency was above the requirements imposed by the GSE Restrictions that require us to maintain a PMIERs sufficiency ratio of 120% in 2022 and 115% in 2021. For information with respect to higher PMIERs sufficiency ratios in future periods as a result of the GSE Restrictions, see “Item 1A. Risk Factors —Risks Relating to Our Business— If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
In addition, our PMIERs required assets as of December 31, 2022 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans.
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
In September 2020, subsequent to the issuance of our 2025 Senior Notes, the GSEs imposed the GSE Restrictions with respect to capital on our business. In May 2021, in connection with their conditional approval of the consummation of our IPO, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective GSE Conditions are met: (i) EMICO obtains a “BBB+”/“Baa1” (or higher) rating from Standard & Poor’s, Moody’s or Fitch for two consecutive quarters and (ii) our Parent achieves a debt leverage ratio (excluding U.S. life business equity) that is less than 25% and a cash coverage ratio that is at least 2.5 for two consecutive quarters. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require (a) EMICO to maintain 115% of PMIERs Minimum Required Assets through 2021, 120% during 2022 and 125% thereafter, (b) the Company to retain available liquidity the greater of either 13.5% of outstanding EHI debt or $300 million of its holding company cash that can be drawn down exclusively for Company debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs and (c) prior written approval must be received from the GSEs before any additional debt issuance by either EMICO or the Company. In addition, EMICO is not permitted to make any dividends or distributions that would cause the PMIERs Available Assets to fall below the PMIERs Minimum Required Assets percentages set forth in clause (a) above. In addition, in calculating PMIERs Available Assets relative to any dividend or distribution, PMIERs Available Assets shall be calculated consistent with the capital preservation provisions of the PMIERs Amendment, and any amendments thereto. Our Parent expects to continue own at least 80% of EHI common stock. However, if our Parent no longer owns directly or indirectly 50% or more of our common stock, Fannie Mae agreed to reconsider the GSE Restrictions. In addition, in the event that the Parent were to hold less than 80% of our common stock by either voting power or value, we would cease to be a member of the Genworth Consolidated Group and may be required to make a payment to the Parent in respect of tax benefits for which we received credit under the Tax Allocation Agreement, but which had not been utilized by the Genworth Consolidated Group at such time. These tax benefits would be available to reduce our tax liabilities in periods after we leave the Genworth Consolidated Group, subject to any applicable limitation that may apply with respect to such period or tax benefit.
EHI maintained the requisite ratings for two consecutive quarters prior to the end of 2022. As of December 31, 2022, Genworth believes that they achieved their financial metrics for the quarters ended September 30, 2022 and December 31, 2022. Once confirmed by the GSEs, EHI will no longer be subject to GSE Restrictions and Conditions.
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
Other Federal Regulation
We and other private mortgage insurers are impacted by federal regulation of residential mortgage transactions with respect to mortgage originators and lenders, purchasers of mortgage loans such as Fannie Mae and Freddie Mac and governmental insurers such as the FHA and the VA. Mortgage origination and servicing transactions are subject to compliance with various state and federal laws, including RESPA, HOPA, Fair Credit Reporting Act (“FCRA”), the Fair Housing Act, the Truth In Lending Act, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Act and others, including those discussed in this section. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of insurance, govern the circumstances under which companies may obtain and use consumer credit information, and provide for other consumer protections. Additionally, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material effect on private mortgage insurers. For example, in December 2020, the Federal Housing Finance Agency (“FHFA”) promulgated the Enterprise Capital Framework that imposes a new capital framework on the GSEs, including risk-based and leverage capital requirements and buffers in excess of regulatory minimums that can be drawn down in periods of financial stress. This rule is part of the process to potentially end the conservatorships of the GSEs. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements.
On December 14, 2022, the SEC adopted amendments to Rule 10b5-1 under the Securities Exchange Act of 1934 and added new disclosure requirements to enhance investor protections against insider trading. The amendments add new conditions to the availability of the affirmative defense to insider trading provided by Rule 10b5-1(c), including cooling-off periods for directors, officers and persons other than issuers. The amendments create new disclosure requirements regarding a company’s insider trading policies and procedures and the adoption and termination (including modification) of Rule 10b5-1 and certain other trading arrangements by directors and officers. The amendments also create new disclosure requirements for executive and director compensation regarding certain equity compensation awards granted in close proximity to a company’s disclosure of material nonpublic information. Companies must also identify transactions made pursuant to a plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Beneficial ownership reports filed on or after April 1, 2023 will be required to comply with the amendments and public companies will be required to comply with the new disclosure requirements in periodic reports and any proxy or information statements for full fiscal periods beginning on or after April 1, 2023.

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
HOPA provides for the automatic termination, or cancellation upon a borrower’s request, of the borrower’s obligation to pay for private mortgage insurance upon satisfaction of certain conditions. HOPA applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after July 29, 1999. HOPA requires lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the LTV ratio reaches 78% of the original value. A borrower generally may also request cancellation of mortgage insurance from their lender once the actual payments reduce the loan balance to 80% of the home’s original value. For borrower-initiated cancellation of mortgage insurance, the borrower must have a “good payment history” as defined by HOPA.
FCRA imposes restrictions on the permissible use of credit report information and requires mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for due to information contained in a consumer’s credit report. There has been past class action litigation over these FCRA adverse action notices involving the mortgage insurance industry, including court-approved settlements.
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
On March 27, 2020, the CARES Act was signed into law. On April 3, 2020, the CFPB, the National Credit Union Administration, the Federal Banking Agencies and the Conference of State Bank Supervisors issued a joint statement to clarify existing flexibility in the mortgage servicing rules that services can use to help consumers during the COVID-19 emergency, including those applicable to mortgage forbearance options under the CARES Act. The joint statement addressed flexibility around required notices from servicers and the existing requirements related to continuity of contact and reasonable diligence steps required when the forbearance ends. This guidance could reduce claims and mitigate losses but may also contribute to delays in foreclosure and have an adverse impact on resolution of claims with respect to the servicing of mortgage loans covered by our insurance policies.
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
Regulation of Mortgage Origination
Private mortgage insurers are also indirectly impacted by federal law and regulation affecting mortgage originators and lenders, purchasers of mortgage loans and governmental insurers. Among the most significant of these laws and regulations are the Dodd-Frank Act QM and the ability-to-repay (“ATR”) Requirement and the qualified residential mortgage (“QRM”) securitization risk retention provisions.
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
The Dodd-Frank Act separately granted statutory authority to the United States Department of Housing and Urban Development (“HUD”) (for FHA-insured loans), the VA (for VA-guaranteed loans), the United States Department of Agriculture (“USDA”) and Rural Housing Service (“RHS”) to develop their own definitions of a QM in consultation with the CFPB. In December 2013, HUD adopted a separate definition of a QM for loans insured by the FHA. HUD’s QM definition is less restrictive than the CFPB QM Rule in certain respects. To the extent that other government agencies guaranteeing residential mortgage loans may adopt definitions of a QM that are more favorable to lenders and mortgage holders than the CFPB QM Rule, our mortgage insurance business could also be negatively impacted.
The Dodd-Frank Act requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of a QRM. As required by the Dodd-Frank Act, in 2015 the Federal Banking Agencies, the FHFA, the U.S. Securities and Exchange Commission (“SEC”) and HUD adopted a joint final rule implementing the QRM rules that aligns the definition of a QRM with that of a QM. In December 2019, the Federal Banking Agencies initiated a review of certain provisions of the risk retention rule, including the QRM definition. Among other things, the review allows the Federal Banking Agencies to consider the QRM definition in light of any changes to the QM definition under the QM Rule adopted by the CFPB, which would include the final rule promulgated by the CFPB on December 29, 2020. If the QRM definition is changed in a manner that is unfavorable to us, such as to require a large down payment for a loan to qualify as a QRM, without giving consideration to mortgage insurance in computing LTV ratios, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance.
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
In December 2017, the Basel Committee published the 2017 Basel III Revisions that were generally targeted for implementation by each participating country by January 1, 2023. Under these revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate but will determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under the 2017 Basel III Revisions, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are at least as stringent as the

2017 Basel III Revisions, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement the 2017 Basel III Revisions as specifically drafted by the Basel Committee, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. It remains unclear whether new guidelines will be proposed or finalized in the United States in response to the most recent 2017 Basel III Revisions.
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
The GLB Act and the FCRA impose privacy and information security requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and creditworthiness information, respectively, and limitations on the use and sharing of such information. The GLB Act requires administrative, technical and physical safeguards to ensure the security, confidentiality, integrity and the proper disposal of nonpublic personal information, and the FCRA imposes similar information security requirements regarding the protection of creditworthiness information. The FCRA limits an entity’s ability to disclose creditworthiness information to affiliates and nonaffiliates unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure, and it limits an entity’s ability to use creditworthiness information except for certain authorized purposes. The GLB Act limits a financial institution’s disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met, and the consumer does not elect to prevent or “opt out” of the disclosure. The GLB Act requires that financial institutions provide privacy notices to their customers. With respect to our business, the GLB Act is enforced by the CFPB and state insurance regulators, and the FCRA is enforced by the CFPB. CFPB regulations implement certain sections of the GLB Act regarding privacy and information security, and state insurance regulations also implement certain sections of the GLB Act regarding privacy and information security, including requirements to notify individuals regarding certain data security incidents that affect their nonpublic personal information. Certain states have implemented certain requirements of the GLB Act, including North Carolina through the Consumer and Customer Information Privacy Act.
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
The NYDFS published initial cybersecurity regulation effective on March 1, 2017, which, along with subsequent guidance, requires all banks, insurance companies, and other financial services institutions and licensees regulated by the NYDFS, including several of our subsidiaries, to establish a cybersecurity program. The NYDFS cybersecurity regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, training, data management, system testing and regulator notification in the event of certain cybersecurity events. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“VCDPA”) which became effective on January 1, 2023. The VCDPA borrows heavily from the California Consumer Privacy Act of 2018 (the “CCPA”) and the European Union General Data Protection Regulation (“EU GDPR”) and includes exemptions that may be broader than the CCPA in certain respects, including an exemption for any data or financial institution subject to the GLB Act. Other states are also working on legislation related to consumer data privacy similar to the CCPA.
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

Our website also includes the charters of our Audit Committee, Nominating and Corporate Governance Committee, Risk Committee, Independent Capital Committee and Compensation Committee, our Governance Principles and our company’s code of ethics. Copies of these materials also are available, without charge, from Enact Investor Relations at the address above.

Item 1A. Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022.
Summary of Risk Factors
Risks Relating to Our Business
•If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
•A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect our loss experience.
•COVID-19 has and could continue to adversely impact our business, results of operations and financial condition.
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
•Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business, results of operations and financial condition.
•We may be unable to maintain or increase the capital needed in our business in a timely manner, on anticipated terms or at all, including through improved business performance, CRT transactions, securities offerings or otherwise, in each case as and when required.
•CRT transactions may not be available, affordable or adequate to protect us against losses.
•Adverse rating agency actions may result in a loss of business and adversely affect our business, results of operations and financial condition.
•We compete with government-owned enterprises and GSEs, and this may put us at a competitive disadvantage on pricing and other terms and conditions.
•Our valuation of fixed maturity securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations that could result in changes to investment valuations that may materially adversely affect our business, results of operations and financial condition.
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

•A decrease in the volume of Low Down Payment Loan originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue.
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
Risks Relating to Our Continuing Relationship with Our Parent
•Our Parent has the ability to exert significant influence over us and our corporate decisions.
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
•If we leave the Genworth Consolidated Group, we may be required to make payments under the Tax Allocation Agreement and potentially pay more income tax in the future.
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
•We may suffer losses in connection with litigation, regulatory proceedings or other actions.
•Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, results of operations and financial condition.
•If we are unable to attract, on-board, retain and motivate qualified employees or senior management, our business, results of operations and financial condition may be adversely impacted.
•We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.
•Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our business, results of operations and financial condition.
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
•No assurance can be given that we will be able to return capital to our shareholders via dividends or share repurchases in the future at current levels or at all.

Risks Relating to Our Business
If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. PMIERs has since been amended on several occasions, including as a result of COVID-19 (as amended, the “PMIERs Amendment”).
The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high LTV mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.” The amount of capital that EMICO may be required in the future to maintain the “Minimum Required Assets” as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the FHFA; (ii) the future performance of the housing market; (iii) our generation of earnings in our business, “Available Assets” and “Minimum Required Assets,” reducing RIF and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs may be higher than currently anticipated. In the absence of a premium increase for new business, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) our ability to complete CRT transactions on our anticipated terms and timetable, which, as applicable, are subject to market conditions, third-party approvals and other actions (including approval by the GSEs), and other factors that are outside of our control and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through these transactions. See “—CRT transactions may not be available, affordable or adequate to protect us against losses.” The GSEs may amend or waive PMIERs at their discretion, and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.”
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for a non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. In addition, the PMIERs Amendment made permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.
Our assessment of PMIERs compliance is based on a number of factors, including our understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe we have sufficient capital as required under PMIERs and we remain an approved insurer, there can be no assurance these conditions will continue. The GSEs require EMICO not to exceed a maximum ratio of RIF to statutory capital (“RTC ratio”) of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit for reinsurance and other CRT transactions available under PMIERs indicated in their approval letters. There can be no assurance we will continue to meet the conditions contained in the GSE letters approving credit for reinsurance and other CRT transactions against PMIERs financial requirements. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs. If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, whether because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
Additionally, compliance with PMIERs requires us to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services, entering into inter-company agreements among others. PMIERs’ prior approval requirements could prohibit, materially modify or delay us in our intended course of action. The GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance coverage for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our business, results of operations and financial condition. It is possible the GSEs could, in their own discretion, require additional limitations and/or conditions on our activities and practices that are not currently in PMIERs for us to remain an approved insurer.
In September 2020, subsequent to the issuance of our $750 million aggregate principal amount of Senior Notes due 2025, the GSEs imposed certain additional restrictions with respect to capital on our business. In May 2021, in connection with their conditional approval of the consummation of our IPO, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (the “GSE Conditions”) are met: (i) EMICO obtains a “BBB+”/“Baa1” (or higher) rating from Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”), Moody’s Investor Service, Inc. (“Moody’s”) or Fitch Ratings, Inc. (“Fitch”) for two consecutive quarters and (ii) our Parent achieves a debt leverage ratio (excluding U.S. life business equity) that is less than 25% and a cash coverage ratio that is at least 2.5 for two consecutive quarters. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require (a) EMICO to maintain 120% of PMIERs Minimum Required Assets through 2022 and 125% thereafter, (b) the Company to retain available liquidity the greater of either 13.5% of outstanding EHI debt or $300 million of its holding company cash that can be drawn down exclusively for Company debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs, and (c) prior written approval must be received from the GSEs before any additional debt issuance by either EMICO or the Company. In addition, EMICO is not permitted to make any dividends or distributions that would cause the PMIERs Available Assets to fall below the PMIERs Minimum Required Assets percentages set forth in clause (a) above. In addition, in calculating PMIERs Available Assets relative to any dividend or distribution, PMIERs Available Assets shall be calculated consistent with the capital preservation provisions of the PMIERs Amendment, and any amendments thereto.
EHI maintained the requisite ratings for two consecutive quarters prior to the end of 2022. In addition, Genworth believes that they achieved their financial metrics for the quarters ended September 30, 2022 and December 31, 2022. Once confirmed by the GSEs, EHI will no longer be subject to GSE Restrictions and Conditions.
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
A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect our loss experience.
Losses in our mortgage insurance business generally result from events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. Rising unemployment rates and deterioration in economic conditions across the United States or in specific regional economies, generally increase the likelihood of borrower defaults and can also adversely affect housing values, which increases our risk of loss.
An imbalance in supply and demand, supply-chain disruptions and a tightening labor market have led to 40-year high inflation in the United States. To combat persistent high inflation, the U.S. Federal Reserve tightened monetary policy throughout 2022, which led to the highest interest rates in over a decade and could be a contributing factor on whether the United States goes into a recession in 2023. It is unclear what the ultimate impact will be from the tightening monetary policy implemented by the U.S. Federal Reserve, but it is possible interest rate hikes could result in a slowdown in economic growth or a U.S. recession. Unemployment claims generally have returned to pre-COVID-19 levels, but the labor participation rate continues to be suppressed. Variability in consumer confidence due in part to high inflation and elevated interest rates, along with developments related to the U.S. federal debt ceiling, continue to create a backdrop of uncertainty in the overall macroeconomic environment. Economic conditions, including unemployment rates and housing values, may also be adversely affected by the current or anticipated impact of climate change, including any regulations intended to address it. These circumstances could lead to an increase in defaults and losses within our portfolio.
Unfavorable economic conditions, such as those described above, could also impact home prices. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. In addition, declines in home values may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. The seasonally adjusted Purchase-Only U.S. Home Price Index of the FHFA, which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices increased by 8.2% in November 2022, after increasing by 17.5%, and 11.6% in 2021 and 2020, respectively. Recent home price appreciation coupled with high interest rates, has placed pressure on affordability. We have seen home prices begin to decline in latter half of 2022. Given this steady rise in such home prices from 2016 through 2019 and steep rise in home prices in 2020 and 2021, we could experience a higher frequency and severity of defaults on more recent vintages should home values continue to decline in 2023 or subsequent years. Any of these events may have a material adverse effect on our business, results of operations and financial condition.
Housing values could also decline due to specific trends that would affect the housing and mortgage markets, such as changes in supply or demand for homes, changes in homebuyers’ expectations for potential future home value appreciation, increased restrictions or costs for obtaining mortgage credit due to tightened underwriting standards, tax policy, regulatory developments, higher interest rates and customers’ liquidity issues. Declining housing values may impact the effectiveness of our loss management programs, eroding the value of mortgage collateral and reducing the likelihood that properties with defaulted mortgages can be sold for an amount sufficient to offset unpaid principal and interest losses.
The amount of the loss we could suffer depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. In previous economic slowdowns in the United States, we experienced a pronounced weakness in the housing market, as well as declines in home prices. These economic slowdowns and the resulting impact on the housing market drove high levels of delinquencies. Mortgage forbearance programs and any delays in foreclosure processes could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays; however, for new loans originated and insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months. If we experience an increase in the number or the cost of delinquencies or losses that are higher than expected, including as a result of borrowers’ exit from forbearance programs upon such borrowers reaching the maximum term of forbearance, our business, results of operations and financial condition could be adversely affected.
COVID-19 has and could continue to adversely impact our business, results of operations and financial condition.
The financial markets, both globally and within the United States continue to feel the aftereffects of COVID-19. While most pandemic-related safety measures (stay at home orders, travel restrictions, business closures, etc.) have ended, the markets are still feeling the impact of inflation and home price appreciation. FEMA has not rescinded the state of emergency status associated with COVID-19 in any of the domestic states or jurisdictions.
During 2020 and 2021, the federal government offered forbearance options for borrowers impacted by COVID-19. Many of these programs are still in effect, which could serve to delay emergence of foreclosures on current delinquencies. Any delays in foreclosure, could cause our losses to increase as interest and expenses accrue for longer periods or if the value of foreclosed homes decline during such foreclosure delays. If we experience an increase in claim severity resulting in claim amounts that are higher than expected, our business, results of operations and financial condition could be adversely affected. In addition, the expiration or discontinuation of any governmental or GSE forbearance or foreclosure relief program could further exacerbate the financial condition of borrowers on loans we insure or economic conditions generally, which could have an adverse effect on our business, results of operations and financial condition. While we have seen cure experience on COVID-19-related delinquencies that is above our expectations, uncertainty still remains as to the timing and ultimate severity of COVID-19-related delinquencies as a result of the continued availability of forbearance and lack of foreclosure experience and the impact it will have on our business, results of operations and financial condition.
COVID-19 could continue to impact our business, subjecting us to the following risks:
•The pandemic initially resulted in a material increase in new defaults as borrowers failed to make timely payments on their mortgages, primarily as a result of unemployment and mortgage forbearance programs that allow borrowers to defer mortgage payments. While many of these delinquencies have cured, our delinquencies in our most aged buckets remain elevated compared to pre-pandemic levels.
•As a result of COVID-19-related relief programs, many loans in our delinquency inventory have entered forbearance plans and we anticipate that defaults related to the pandemic, if not cured or otherwise substantially mitigated, could remain in our defaulted loan inventory for a protracted period of time, potentially resulting in higher levels of claim severity for loans that ultimately result in a claim. Historically, forbearance plans such as those put in place as a result of COVID-19 have reduced the incidence of our losses on affected loans. However, given the uncertainty around the long-term impact of COVID-19, it is difficult to predict whether a loan’s delinquency will result in a cure or claim when its forbearance plan ends. The severity of losses associated with loans whose delinquencies do not cure will depend on the duration of the forbearance and economic conditions at that time and our current estimates about the number of delinquencies for which we will receive claims, and the amount, or severity, of each claim, could increase or decrease. For new loans originated and insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
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
The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment and numerous assumptions by management. Changes in assumptions or deviations of actual experience for assumptions can have material impacts on our loss reserves and net income (loss). Thus, our loss estimates may vary widely from quarter to quarter. We establish loss reserves using our best estimates of claim rates and severity to estimate the ultimate losses on loans reported to us as being in default as of the end of each reporting period. The sources of uncertainty affecting the estimates are numerous and include both internal and external factors. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external factors include changes in general economic conditions, including home prices, unemployment/underemployment, interest rates, tax policy, credit availability, government housing policies, government and GSE loss mitigation and mortgage forbearance programs, state foreclosure timelines, GSE and state foreclosure moratoriums and types of mortgage products. For example, during recessionary periods in the past, accompanied by increased unemployment and declining home prices, we have experienced higher delinquencies and increased losses. Because our assumptions relate to these factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Even in a stable economic environment, the actual claim payments we make may be substantially different and even materially exceed the amount of our corresponding loss reserves for such claims. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
In addition, sudden and/or unexpected deterioration of economic conditions, may cause our estimates of loss reserves to be materially understated. Our results of operations, financial condition and liquidity could be adversely impacted if, and to the extent, our actual losses are greater than our loss and IBNR reserves.
We saw a significant increase in new delinquencies from borrower forbearance since the onset of COVID-19. While a large portion of these delinquencies have cured at higher levels than our expectations, reserves recorded related to borrower forbearance rely on a high degree of estimation and assumptions that lack comparable historic data. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if these delinquencies do not perform as we expect. The impact of COVID-19 on the number of delinquencies, our losses incurred and loss reserves will be influenced by various factors, including those discussed in our risk factor titled “—COVID-19 has and could continue to adversely impact our business, results of operations and financial condition.”
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
We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination, which could materially adversely affect our results of operations, financial condition and liquidity.
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
We employ models to, among other uses, price our mortgage insurance products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. The models require accurate data, including financial statements, credit reports or other financial information, and reliance on such data could result in unexpected losses, reputational damage or other effects that could have a material adverse effect on our business, results of operations and financial condition. In addition, if any of our models contain programming or other errors, are ineffective, use data provided by third parties that is incorrect, or if we are unable to obtain relevant data from third parties, our processes could be negatively affected. The models may prove to be less predictive than we expect for a variety of reasons, including economic conditions that develop differently than we forecast, unique conditions for which we do not have good historical comparators, unexpected economic and unemployment conditions that arise, changes in the law or in the PMIERs, issues arising in the construction, implementation, interpretation or use of the models or other programs, the use of inaccurate assumptions or use of short-term financial metrics that do not reveal long-term trends. The limitations of our models may be material and could lead us to make wrong or sub-optimal decisions in aspects of our business, which could have a material adverse effect on our business, results of operations and financial condition.
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
There are currently six active mortgage insurers in the United States, including us. Competition on price remains highly competitive. We monitor various competitive, risk and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. We have and may again in the future reduce certain of our rates, which may reduce our premium yield (net premiums earned divided by the average IIF) over time as older mortgage insurance coverage with higher premium rates run off and new mortgage insurance coverage with lower premium rates are written. In addition, as a result of the current macroeconomic environment, we have implemented pricing changes that we believe align our risk and return profile.
By mid-2019, the use of opaque, proprietary risk-based pricing models became widespread in the mortgage insurance industry. As opposed to traditional rate card pricing, mortgage insurance premium rates in these risk-based plans are visible only to customers and cannot be seen by competitors. In addition, our customers use of technology solutions to deliver rate quotes from mortgage insurers has placed an additional emphasis on price, including emerging tools that provide the ability to automate the selection of a mortgage insurance provider based on price alone. These factors may result in mortgage insurance companies responding aggressively resulting in further lowering of premiums. However, risk-based plans are designed to also allow mortgage insurers to price risk more effectively and provide the ability to manage the credit risk and geographic makeup of their NIW.
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
Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.
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
In the absence of legislation, the FHFA continues to move forward on administrative reform efforts to prepare the GSEs for the end of conservatorship, once fully and adequately capitalized. Between FHFA and the United States Treasury Department (the “Treasury Department”), they possess significant capacity to effect administrative GSE reforms.
Today, the FHFA and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. Among other things, FHFA (i) directed the GSEs to submit Equitable Housing Plans to identify and address barriers to sustainable housing opportunities, including the GSEs' goals and action plans to advance equity in housing finance for the next three years; (ii) lifted the 50 bps adverse market fee applicable to most refinance loans; (iii) directed the GSEs to expand their streamlined refinance programs; and (iv) directed the GSEs to make permanent desktop appraisals by incorporating the practice into their Selling Guides, which originally was a temporary practice implemented in light of COVID-19. The FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans in 2022. The proposals included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. These initiatives remain preliminary, and we will continue to work with the FHFA, the GSEs, and the broader housing finance industry as these proposals develop and to the extent they are implemented. We cannot predict whether or when any new practices or programs will be implemented under the GSEs’ Equitable Housing Finance Plans or other affordability initiatives, and if so in what form, nor can we predict what effect, if any, such practices or programs may have on our business, results of operations or financial condition.
As part of the process to potentially end the conservatorships of the GSEs, on December 17, 2020, the FHFA promulgated a final rule imposing a new capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial stress (the “Enterprise Capital Framework”). The Enterprise Capital Framework became effective on February 16, 2021. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until the applicable compliance date. Compliance with the Enterprise Capital Framework, other than the requirements to maintain a prescribed capital conservation buffer amount (“PCCBA”) and a prescribed leverage buffer amount (“PLBA”), is required on the later of (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. FHFA contemplates that the compliance dates for the PCCBA and the PLBA will be the date of termination of the conservatorship of a GSE. The Enterprise Capital Framework’s advanced approaches requirements will be delayed until the later of (i) January 1, 2025 and (ii) any later compliance date provided by a transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on CRT transactions as compared to the previous framework. This final rule could accelerate the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact our business. Also, in preparation for the end of the FHFA’s conservatorship of the GSEs, the FHFA promulgated a final rule on May 4, 2021, effective July 6, 2021, that requires the GSEs to develop plans that would facilitate their rapid and orderly resolution in the event FHFA is appointed as their receiver. In 2021, Mark Calabria, the former director of the FHFA, resigned and Sandra Thompson was subsequently appointed. The FHFA’s new leadership may result in a delay of the GSEs’ exit from conservatorship and in changes to the FHFA’s policies, including, but not limited to, (a) possible delays in the implementation of or the reworking of the Enterprise Capital Framework, (b) adjustments to the GSEs’ loan-level pricing adjustments that could make private mortgage insurance less competitive or (c) revisions to the PSPAs, which could have a material adverse impact on our business, results of operations and financial condition.
On January 14, 2021, the FHFA and the Treasury Department agreed to amend the PSPAs between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value LTV ratios above 90%. However, on September 14, 2021, the FHFA and Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions end six months after the Treasury Department notifies the GSEs of termination. The limit on the number of mortgages with two or more risk factors was based on the market size at the time. While we do not expect any material impact to the private mortgage market, changes in the provisions or enforcement of this rule could impact our results.
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
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs’ mortgage credit risk to the private sector; however, under the FHFA’s new leadership, the timing of these goals could change. This mandate builds upon the goals set in each of the last five years for the GSEs to increase the role of private capital by experimenting with different forms of transactions and structures. We have participated in these CRT programs developed by Fannie Mae and Freddie Mac on a limited basis. The GSEs have in the past piloted and may in the future attempt to launch alternative products or transactions that compete with private mortgage insurance. To the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative CRT products that are developed to meet the goals established by the FHFA. In addition, the Enterprise Capital Framework that was promulgated on December 17, 2020 may impact the CRT programs developed by Fannie Mae and Freddie Mac and/or the role of private mortgage insurance as credit enhancement by potentially accelerating the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments, beyond private mortgage insurance.
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
There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance we write. These alternatives include:
•originating mortgages that consist of two simultaneous loans, known as “simultaneous seconds” comprising a first mortgage with an LTV ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with an LTV ratio of more than 80%;
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
The degree to which lenders or borrowers may select these alternatives now, or in the future, is difficult to predict. The performance and resiliency of the private mortgage insurance industry could impact the perception of the industry and private mortgage insurance execution as the primary choice of first-loss credit protection, which could influence the popularity of alternative forms of mortgage insurance in the future. As one or more of the alternatives described above, or new alternatives that enter the market, are chosen over private mortgage insurance, our revenues could be adversely impacted. The loss of business in general or the specific loss of more profitable business could have a material adverse effect on our business, results of operations and financial condition.
Changes in the composition of our business or undue concentration by customer or geographic region may adversely affect us by increasing our exposure to loss of business or adverse performance of a small segment of our portfolio.
Our largest customer accounted for approximately 18% of our total NIW in 2022 and our top five customers generated approximately 30% of our NIW in 2022. Additionally, no customer had earned premiums that accounted for more than 10% of our total revenues for 2022. Changes in our ability to attract and retain a diverse customer base and avoid undue concentration by geographic region or customer may adversely affect our business, results of operations and financial condition.
In the past, regional housing markets have experienced changes in home prices and unemployment at different rates and to different extents. In addition, certain geographic regions have experienced local recessions, falling home prices and rising unemployment based on economic conditions that did not impact, or impacted to a lesser degree, other geographic regions or the overall United States economy. See “—A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect our loss experience.” Geographic concentration in our mortgage portfolio therefore increases our exposure to losses due to localized economic conditions. We seek to diversify our insured loan portfolio geographically; however, customer concentration might lead to concentrations in specific regions in the United States. If we do not adequately maintain the geographic diversity of our portfolio, we could be exposed to greater losses.
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
Many of our methods for managing certain financial risks (e.g., credit, market and insurance risks) are based on observed historical market behaviors and/or historical, statistically based models. Historical measures may not accurately predict future exposures, which could be significantly greater than historical measures have indicated. We have also established internal risk limits based upon these historical, statistically based models and we monitor compliance with these limits. Our internal risk limits may be insufficient, and our monitoring may not detect all violations (inadvertent or otherwise) of these limits. Other risk management methods are based on our evaluation of information regarding markets, customers and customer behavior, macroeconomic and environmental conditions, catastrophic occurrences and potential changing paradigms that are publicly available or otherwise accessible to us. See “Business—Risk Management.” This collective information may not always be accurate, complete, up to date or properly considered, interpreted or evaluated in our analyses. Moreover, the models and other parts of our risk management programs we rely on in managing various aspects of our business may prove to be less predictive than we expect. See “—If the models used in our business are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse effect on our business, results of operations and financial condition.” The limitations of our models and other parts of our risk management programs may be material and could lead us to make wrong or sub-optimal decisions in managing our risk and other aspects of our business, either of which could have a material adverse effect on our business, results of operations and financial condition.
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
We employ various strategies, including CRT transactions, which include traditional reinsurance and the issuance of ILNs, to mitigate financial risks inherent in our business and operations. Such transactions may not always be available to us, but when they are, they subject us to counterparty credit risk. The execution of these strategies also introduces operational risks and considerations. Developing effective strategies for dealing with these risks is a complex process, and no strategy can fully insulate us from those financial risks. See “—CRT transactions may not be available, affordable or adequate to protect us against losses.”
We may choose to retain certain levels of financial and/or non-financial risk, even when it is possible to mitigate these risks. The decision to retain certain levels of financial risk is predicated on our belief that the expected future returns that we will realize from retaining the risk, in relation to the level of risk retained, is favorable, but our expectations may be incorrect, and we may incur material losses or suffer other adverse consequences that arise from the retained risk.
Our performance is highly dependent on our ability to manage risks that arise from day-to-day business activities, including underwriting, claims processing, administration and servicing, execution of our investment strategy, actuarial estimates and calculations, financial and tax reporting and other activities, many of which are very complex. We seek to monitor and control our exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes and other mechanisms. However, the occurrence of unforeseen events, such as COVID-19, or the occurrence of events of a greater magnitude than expected, including those arising from inadequate or ineffective controls, a failure in processes, procedures or systems implemented by us or a failure on the part of employees upon which we rely, may have a material adverse effect on our business, results of operations and financial condition. In addition, a failure from a third-party vendor providing agreed upon products or services to the specifications required, may pose a risk to our business.
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
Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business, results of operations and financial condition.
Rising interest rates generally reduce the volume of new mortgage originations and refinances. A decline in the volume of new or refinance mortgage originations would have an adverse effect on our NIW, which may in turn decrease our earned premiums. While the terms of recent vintages of adjustable-rate mortgages (“ARMs”) have changed to limit the frequency and severity of payment shocks, rising interest rates also can increase the monthly mortgage payments for homeowners with insured loans that have ARMs that could have the effect of increasing default rates on ARM loans. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan. The significant increases in mortgage rates during 2022, driven by monetary and fiscal policies designed at combating continued inflationary pressures, caused a decline in the mortgage insurance market, which reduced our NIW for the year. This has effectively eliminated the refinance market and affordability pressures from both higher rates and recent home price appreciation have strained the purchase market as well. This impact is offset by higher persistency on our existing insured loans since the prevailing market interest rate is above the loan interest rate of substantially all of our portfolio. We expect this trend to continue into 2023 as rates remain elevated, but the ultimate impact on our premium and future NIW is difficult to predict.
Declining interest rates historically increase the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering existing loans. Declining interest rates can contribute to home price appreciation, which may provide borrowers with the option of cancelling mortgage insurance coverage earlier than we anticipate when we price that coverage. In addition, during 2020 and 2021, as a result of the low interest rate environment, our business experienced a decline in primary persistency rates. Lower primary persistency rates result in reduced IIF and earned premiums, which could have a significant adverse impact on our results of operations.
In addition, interest rate fluctuations could also have an adverse effect on the results of our investment portfolio. In the current period of rising market interest rates, the market value of our lower yielding instruments has declined, driving substantial unrealized losses in our portfolio. While we intend to hold these securities until maturity so as to realize their book value, pressure to sell securities in an unrealized loss position could drive realized losses and impact future earnings. This impact is partially offset by higher yields on new securities purchased. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit investment grade instruments to maintain comparable returns. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we have to invest the cash proceeds of these securities in lower-yielding or lower-credit investment grade instruments. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.

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
As of December 31, 2022, we met the PMIERs financial and operational requirements. As of December 31, 2022, we had estimated available assets of $5,206 million against $3,156 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021. The sufficiency ratio as of December 31, 2022 was 165% or $2,050 million above the published PMIERs requirements, compared to 165% or $2,003 million above the published PMIERs requirements as of December 31, 2021. For information with respect to higher PMIERs sufficiency ratios in future periods as a result of the GSE Restrictions, see “— If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.” During 2020 and 2021, the GSEs issued several amendments to PMIERs including extension of reduced capital factors for COVID-19 non-performing loans. In order to continue to provide a prudent level of financial flexibility in connection with the current PMIERs capital requirements, and given the dynamic nature of asset and liability valuations, requirement changes over time and recent conditions and restrictions imposed on us by the GSEs, we may be required to execute future capital transactions, including additional CRT transactions and other transactions with third parties to provide additional capital.
However, the implementation of any further CRT transactions or other transactions with third parties to provide additional capital depends on a number of factors, including but not limited to: market conditions, necessary third-party approvals (including approval by regulators and the GSEs) and other factors that are outside of our control. Therefore, we cannot be sure we will be able to successfully implement these actions on the timetable and terms acceptable to us or at all or achieve the anticipated benefits. We also cannot be sure we will be able to meet any additional capital requirements imposed by regulators or the GSEs. See “—CRT transactions may not be available, affordable or adequate to protect us against losses” and “—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
In order to preserve certain tax benefits it obtains from consolidation, our Parent is expected to hold at least 80% of our common stock. Thus, our ability to raise additional capital by issuing stock to third parties will be limited. See “—Our Parent's continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.”
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

The availability and cost of CRT transactions may be impacted by conditions beyond our control, such as general market conditions, changes in regulation, higher rates of unemployment or a significant negative impact on the United States housing market. For example, CRT transactions were more costly to obtain following the economic downturn caused by COVID-19 and ILN pricing remains elevated. In the future, we may be unable to obtain new transactions on acceptable terms or at all. Absent the availability and affordability to enter into new CRT transactions, our ability to obtain PMIERs or statutory credit for new transactions could be adversely impacted or could require us to make capital contributions to maintain regulatory capital requirements. See “—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
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
Adverse rating agency actions may result in a loss of business and adversely affect our business, results of operations and financial condition.
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
Our financial strength ratings are relatively consistent with our competitors. However, any assigned financial strength rating that is below our peers, a downgrade in our financial strength ratings, or the announcement of a potential downgrade could hinder our competitiveness in the marketplace and could have a material adverse impact on our business, results of operations and financial condition in many ways, including: (i) increasing scrutiny of us and our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW or, in the most severe case, the cessation of writing new business altogether, or limiting the business opportunities we are presented with and (ii) requiring us to reduce the premiums that we charge for mortgage insurance or introduce new products and services in order to remain competitive. Further, our relationships with our customers may be adversely affected by the ratings assigned to our Parent or its other operating subsidiaries, which may be impacted by factors such as any risk or perceived risk regarding our Parent’s liquidity and its (or its affiliates) ability to meet obligations as they become due, and which could have a material adverse effect on our business, results of operations and financial condition. See “—We could be affected by issues affecting our Parent in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.”
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
We compete with the FHA and the VA, as well as certain local-and state-level housing finance agencies. Separately, the GSEs compete with us through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry. Those motives may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements or costs of capital that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned enterprise or GSE in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our business, results of operations and financial condition. See “—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.”
Our valuation of fixed maturity securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations that could result in changes to investment valuations that may materially adversely affect our business, results of operations and financial condition.
Income from our investment portfolio is a source of cash to support our operations and make claims payments. If we or our investment managers improperly structure our investments to meet those future liabilities or we have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity, we may be unable to meet those obligations. Our investments and investment policies are subject to state insurance laws, which results in our portfolio being predominantly limited to highly rated fixed income securities. As interest rates have risen, this has led to a significant increase in unrealized losses in our investment portfolio. While we have the intent and ability to hold those securities until maturity, changing conditions requiring the sale of these investments could adversely affect our business, results of operations, financial condition and liquidity. See “—Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business, results of operations and financial condition.”
We report fixed maturity securities at fair value on our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents, restricted cash and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Estimates of fair values for fixed maturity securities are obtained primarily from industry-standard pricing methodologies utilizing market observable inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Based on the market observability of the inputs used in estimating the fair value, the pricing level is assigned. Valuations use inputs and assumptions that are not always observable or may require estimation; valuation methods may be complex and may also require estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate movements, as well as external macroeconomic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our business, results of operations and financial condition.
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
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our mortgage insurance policies require insureds and their servicers to timely submit premium and monthly IIF and delinquency reports and to use commercially reasonable efforts to limit and mitigate loss when a loan is delinquent. If a servicer was to experience adverse effects to its business, such servicer could experience delays in its reporting and premium payment requirements. Without reliable, consistent third-party servicing, we may be unable to receive and process payments on insured loans and/or properly recognize and establish reserves on loans when a delinquency exists or occurs but is not reported to us. In addition, if these servicers fail to limit and mitigate losses when appropriate, our losses may unexpectedly increase. The current economic environment may significantly impair the financial condition and liquidity of mortgage servicers who are required to advance principal, interest and tax payments to mortgage investors during borrower mortgage forbearance periods.
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
We enter into agreements with our customers that commit us to insure loans made by them using our pre-established guidelines for delegated underwriting. Delegated underwriting represented 71% and 65% of our total NIW by loan count for the years ended December 31, 2022 and 2021, respectively. Once we accept a customer into our delegated underwriting program, we generally insure a loan originated by that customer without validating the accuracy of the data submitted by the customer, investigating the loan file for fraud, or confirming that the customer followed our pre-established guidelines for delegated underwriting. See “Business—Underwriting.” Under this program, a customer could commit us to insure a material number of loans that would fail our pre-established guidelines for delegated underwriting but pass our model and certain gating criteria before we discover the problem and terminate that customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of our master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that our customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.
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
We establish premium rates for the duration of a mortgage insurance certificate upon issuance, and we cannot adjust the premiums after a certificate is issued. As a result, we cannot offset the impact of unanticipated claims with premium increases on coverage in-force. Our premium rates vary with the perceived risk of a claim and prepayment on the insured loan and are developed using models based on our long-term historical experience, which takes into account a number of factors including, but not limited to, the LTV ratio, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history, the borrower’s income and assets, and home price appreciation. See “—If the models used in our business are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse effect on our business, results of operations and financial condition.” In the event the premiums we charge for our mortgage insurance coverage may not adequately compensate us for the risks and costs associated with the coverage, it may have a material adverse effect on our business, results of operation and financial condition.

A decrease in the volume of Low Down Payment Loan originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue.
We provide mortgage insurance primarily for Low Down Payment Loans. Factors that could lead to a decrease in the volume of Low Down Payment Loan originations include, but are not limited to:
•an increase in home mortgage interest rates
•limitations on the tax benefits of home ownership and mortgage interest;
•implementation of more rigorous mortgage lending regulation, such as under the Dodd-Frank Act;
•a decline in economic conditions generally, or in conditions in regional and local economies;
•events outside of our control, including natural and man-made disasters and pandemics adversely affecting housing markets and home buying;
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
A decline in the volume of Low Down Payment Loan originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on our business, results of operations and financial condition. See “—A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect our loss experience.”
In addition, a significant percentage of the premiums we earn each year are renewal premiums from mortgage insurance coverage written in previous years. We estimate that approximately 90% of our gross premiums earned for the year ended December 31, 2022 were renewal premiums compared to approximately 84% and 85% for the years ended December 31, 2021 and 2020, respectively. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors generally permit a borrower to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Furthermore, HOPA provides a right for a borrower, so long as the borrower meets other criteria, to request cancellation of private mortgage insurance from their lender either on the date the LTV ratio of the mortgage is first scheduled to reach 80% of its original value or the date on which the LTV ratio of the mortgage reaches 80% of the original value based on actual payments. Likewise, under HOPA, there is an obligation for lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the LTV ratio reaches 78% of the original value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:
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
Our persistency rates on primary mortgage insurance were 80%, 62% and 59% for the years ended December 31, 2022, 2021 and 2020, respectively. The low persistency rate in 2020 and 2021 has been largely as a result of the low interest rate environment precipitated by the economic impacts of the COVID-19 pandemic. The increase in 2022 was primarily a result of the rising rate environment in response to inflationary pressures. A decrease in persistency generally would reduce the amount of our IIF and could have a material adverse effect on our business, results of operations and financial condition. However, higher persistency on certain higher risk products could have a material adverse effect if claims generated by such products remain elevated or increase.
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
Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our business, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to conduct business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines, injunctions and other sanctions that could have a material adverse effect on our business, results of operations and financial condition. In addition, the nature and extent of regulation could materially change, which may result in additional costs associated with compliance with any such changes, or changes to our operations that may be necessary to comply, any of which may have a material adverse effect on our business. See “—Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings which could have a material adverse impact on our business, results of operations and financial condition.” and “—Risks Relating to Our Business—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
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
State insurance regulators and the NAIC regularly re-examine existing laws and regulations, which may lead to modifications to SAP, interpretations of existing laws and the development of new laws and regulations applicable to insurance companies and their products. Further, we could become subject to future legislation or regulatory requirements related to climate change.
We face the risk of litigation and regulatory investigations or other actions in the ordinary course of operating our business, which may result in financial losses, injunctions, or harm to our reputation.
Mortgage insurers have been involved in litigation alleging violations of Section 8 of RESPA or related state anti-inducement laws and the notice provisions of the FCRA. Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of mortgage insurance business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of mortgage insurance business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as well as by private litigants in class actions. The insurance law provisions of many states also prohibit or restrict paying for the referral of insurance business and provide various mechanisms to enforce this prohibition.
In addition, the use by the private mortgage insurance industry of risk-based pricing systems that establish premium rates based on more attributes than previously considered may result in increased state and/or federal scrutiny of premium rates. The increased use of algorithms, artificial intelligence and data and analytics in the mortgage insurance industry may also lead to additional regulatory scrutiny related to other matters such as discrimination in pricing and underwriting, data privacy and access to insurance.
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
We are required by certain states and other regulators to maintain certain RTC ratios. In addition, PMIERs include financial requirements for mortgage insurers to do business with the GSEs under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The failure of our insurance subsidiaries to meet their regulatory requirements, and additionally the current PMIERs financial requirements on our principal operating subsidiary, could limit our ability to write new business.
If we fail to maintain the required minimum capital level in a state where we write business, we would generally be required to immediately stop writing new business in the state until we re-establish the required level of capital or receive a waiver of the requirement from the state’s insurance regulator, or until we have established an alternative source of underwriting capacity acceptable to the regulator. As of

December 31, 2022 and December 31, 2021, our combined RTC ratio was approximately 12.8:1 and 12.2:1, respectively. Should we exceed required RTC levels in the future, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.
The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the MGI Model and revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance. It also implemented a mortgage guaranty supplemental filing in 2021. In September 2022, the MGIWG released a revised exposure draft of the revised MGI Model. The proposed amendments of the MGI Model are expected to be finalized by the MGIWC in the Spring of 2023. The MGIWC has also worked towards developing a mortgage guaranty capital model. We cannot predict the outcome of this work, whether any state will adopt the amended MGI Model or any of its specific provisions, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
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
An adverse change in our RTC ratio or our ability to meet other minimum regulatory requirements could cause rating agencies to downgrade our financial strength ratings, which could have an adverse impact on our ability to write and retain business and could cause regulators to take regulatory or supervisory actions with respect to our business, all of which could have a material adverse effect on our results of operations, financial condition and business. For further discussion on the importance of ratings, see “—Adverse rating agency actions may result in a loss of business and adversely affect our business, results of operations and financial condition.”
These regulations are principally designed for the protection of policyholders rather than for the benefit of investors. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Further, because laws and regulations can be complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting or reserving issue may change over time to our detriment or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may differ from those of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating costs and/or have implications on certain tax positions.
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
Additionally, on December 17, 2020, the FHFA promulgated the Enterprise Capital Framework, which imposes a new capital framework on the GSEs, including risk-based and leverage capital requirement and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial distress. The Enterprise Capital Framework became effective on February 16, 2021. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until the applicable compliance date. Compliance with the Enterprise Capital Framework, other than the requirements to maintain a PCCBA and a PLBA, is required on the later of (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. FHFA contemplates that the compliance dates for the PCCBA and the PLBA will be the date of termination of the conservatorship of a GSE. The Enterprise Capital Framework’s advanced approaches requirements will be delayed until the later of (i) January 1, 2025 and (ii) any later compliance date provided by a transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on CRT transactions as compared to the previous framework. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements. If the GSEs increase their guarantee pricing in order to meet the higher capital requirements, that increase could have a negative impact on the private mortgage insurance market and our business. Furthermore, higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market size for private mortgage insurance. This rule could also accelerate the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments beyond private for mortgage insurance, which could adversely impact our business. Also, in preparation for the end of the FHFA’s conservatorship of the GSEs, the FHFA promulgated a final rule on May 4, 2021, effective July 6, 2021, that requires the GSEs to develop plans that would facilitate their rapid and orderly resolution in the event FHFA is appointed as their receiver.
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
If further revisions to the Basel III Rules increase the capital requirements of banking organizations with respect to the residential mortgages we insure or do not provide sufficiently favorable treatment for the use of mortgage insurance purchased in respect of a bank’s origination and securitization activities, it could adversely affect the demand for mortgage insurance. In December 2017, the Basel Committee published final revisions to the Basel III capital framework (the “2017 Basel III Revisions”) that were generally targeted for implementation by each participating country by January 1, 2023. Under these revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate but will determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under the 2017 Basel III Revisions, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are at least as stringent as the 2017 Basel III Revisions, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement the 2017 Basel III Revisions as specifically drafted by the Basel Committee, mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance.
Further, it is possible (but not mandated by the 2017 Basel III Revisions) that the Federal Banking Agencies and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s LTV ratio for prudential (non-capital) purposes.
Risks Relating to Our Continuing Relationship with Our Parent
Our Parent has the ability to exert significant influence over us and our corporate decisions.
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
Also, our Parent may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. However, any dividends or other capital transactions must be approved by our Independent Capital Committee, which is composed entirely of independent directors. We also have entered into a registration rights agreement with our Parent, which will give our Parent a right, subject to certain conditions, to require us to register the sale of our common stock beneficially owned by our Parent.
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
Our Parent or certain of our Parent’s other subsidiaries currently perform or support many important corporate functions for our operation, including but not limited to, investment management, information technology services and certain administrative services (such as finance, human resources and employee benefit administration). Our Shared Services Agreement with our Parent provides us continued access to certain of these services. We negotiated these arrangements with our Parent or certain of our Parent’s other subsidiaries in the context of a parent-subsidiary relationship. We cannot assure you that these services will be sustained at the same levels or that we would be able to replace such services in a timely manner or on comparable terms.
Specific services provided under the Shared Services Agreement may be terminated by either party for convenience with at least one hundred eighty (180) days’ prior written notice to the other party. If our Parent or certain of our Parent’s other subsidiaries cease to provide services pursuant to the terms of our existing agreements, our costs of procuring services from third parties may increase. As a standalone company, we may be unable to obtain such goods and services at comparable prices or on terms as favorable as those provided by our Parent, either of which could adversely affect our business, results of operations or financial condition. Other agreements with our Parent or certain of our Parent’s other subsidiaries also govern the relationship between us and our Parent or certain of our Parent’s other subsidiaries and provide for the allocation of certain expenses. They also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties. These operational risks could have a material adverse effect on our business, results of operations and financial condition.
We could be affected by issues affecting our Parent in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.
We remain a part of our Parent’s family of businesses. Therefore, our customers, third-party service providers, credit providers and other persons may continue to associate us with our Parent’s reputation and services, as well as its capital base and financial strength. Our Parent has historically had substantial leverage and depends on us as a source of liquidity.
Our Parent continues to pursue its overall strategy with a focus on improving business performance and increasing financial and strategic flexibility across the organization. Our Parent’s strategy includes maximizing its opportunities in its mortgage insurance businesses and stabilizing its United States life insurance businesses. While our Parent has been successful in reducing its financial leverage, it cannot be sure it will be able to successfully execute on its strategic plans to effectively address its current business challenges, including as a result of:
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
We also rely on our Parent and/or certain of our Parent’s subsidiaries to provide certain investment management, information technology services and certain administrative services (such as finance, human resources and employee benefit administration). If our Parent is unable or unwilling to provide such services in the future, we may be unable to provide such services ourselves or we may have to incur additional expenditures to obtain such services from another provider. Additionally, we may be subject to reputational harm if our Parent or any of its affiliates, previously, or in the future, among other things, becomes subject to litigation or otherwise damages its reputation or business prospects. Any of these events could adversely affect our business, results of operations and financial condition.
Our Parent’s challenges in its long-term care insurance business, or other financial or operational difficulties, may also be attributed to us by investors and may have an adverse effect on the perception of our common stock as an investment. Additionally, any downgrade or negative outlook of our Parent’s ratings may negatively impact our ratings by certain ratings agencies whose rating protocols and group rating methodologies require adverse ratings actions in cases of parent or sister company rating downgrades or adverse rating actions. A downgrade in our ratings may adversely affect our relationship with current and potential customers as well as our ability to write new business and access capital on favorable terms. See “—Adverse rating agency actions may result in a loss of business and adversely affect our business, results of operations and financial condition.”
Our Parent as of December 31, 2022 had $868 million of long-term borrowings outstanding, excluding the amount held by EHI. Because we are not responsible for our Parent’s indebtedness and we are currently predominately capitalized and funded independently of our Parent, if our Parent is unable to raise sufficient proceeds to satisfy its obligations as they become due, or our Parent were to default on its outstanding indebtedness, or our Parent were to become subject to insolvency or other similar proceedings, we would not expect such events to result directly in an event of default or an insolvency event for us. However, any such event or the risk (or perceived risk) that any such proceedings could involve us, could negatively affect our ratings, our reputation, our business, our liquidity and results of operations, and could therefore have a negative effect on our ability to repay our own indebtedness, including the 2025 Senior Notes, or otherwise could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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
On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act (“IRA”) which, among other things, implements a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. We do not expect the enactment of the CAMT to have a material impact on our financial statements as we do not expect to be an applicable corporation in 2023. The US Treasury Department is expected to issue guidance throughout 2023 that may differ from our interpretations and assumptions and that could alter our determination. Any excise tax incurred on our share repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and will not be reported as part of income tax expense. There was no U.S. federal income tax-related legislation or administrative guidance issued in 2021 that had a significant impact on our results of operations or financial condition.
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
If we leave the Genworth Consolidated Group, we may be required to make payments under the Tax Allocation Agreement and potentially to pay more income tax in the future.
We are currently a member of the Genworth Consolidated Group, and we expect to continue to be a member as long as our Parent continues to own an amount of our stock which possesses at least 80% of the total voting power of our stock, and it has a value equal to at least 80% of the total value of our stock. See “—Our Parent’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties”. Our Parent may cease to own such amount of stock in the future and in that event, we would cease to be a member of the Genworth Consolidated Group.
In the event we were to cease being a member of the Genworth Consolidated Group, we may be required to make a payment to our Parent of $24.3 million for tax benefits related to foreign tax credits for which we received credit under the Tax Allocation Agreement, but which had not been utilized by the Genworth Consolidated Group at such time. These tax benefits would be available to reduce our tax liabilities in periods after we leave the Genworth Consolidated Group, subject to any applicable limitation that may apply with respect to such period or tax benefit. In addition, the tax consequences of any transaction between us and other members of the Genworth Consolidated Group which were deferred under the consolidated return rules would likely be triggered, which could require us to make additional payments under the Tax Allocation Agreement.
In addition, in the event we were to cease being a member of the Genworth Consolidated Group, we and our Parent would be subject to the application of the “unified loss rules,” which may require us to pay more income tax in the future. Subject to certain exceptions, if our Parent has higher tax basis in our shares than the fair market value of our shares at the time we left the Genworth Consolidated Group, these rules could require us to reduce certain of our tax attributes, including the tax basis in our assets. If such reduction occurred, we could be required to pay more income tax in the future. Our Parent could, at such time, elect to reduce its tax basis in our shares at such time to prevent such attribute reduction, although our Parent has not committed to do so.
At this time, we do not expect that the unified loss rules would cause a material reduction in the tax basis of our assets if we were to depart the Genworth Consolidated Group. The application of the unified loss rules is complex, however, and will depend upon a number of factual determinations that must be made at the time of such departure. Accordingly, no guarantee can be given that we would not be required to pay more income tax as a result of the application of the unified loss rules upon a deconsolidation. Such increased tax obligations could have a material adverse impact on our business, results of operations and financial condition.
General Risk Factors
We are a holding company, and our only material assets are our equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.
We are a holding company with limited direct business operations. Our primary subsidiaries are insurance companies that own a large majority of our assets and conduct substantially all of our operations. Dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings. Our subsidiaries may not be able to, or may not be permitted by regulators to, pay dividends or make distributions to enable us to meet our obligations. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of these obligations, or if a subsidiary is unable or unwilling to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, incurring debt (including convertible or exchangeable debt), selling assets or issuing equity.
The payment of dividends and other distributions by our insurance subsidiaries is dependent on, among other things, their financial condition and operating performance, corporate law restrictions, insurance laws and regulations and maintaining adequate capital to meet the requirements mandated by PMIERs, including the GSE Restrictions. In general, dividends and distributions are required to be submitted to an insurer’s domiciliary department of insurance for review. In addition, insurance regulators may prohibit the payment of dividends and distributions, or other payments by the insurance subsidiaries (such as a payment under an agreement or for employee or other services, including expense reimbursements) if they determine that such payment could be adverse to policyholders. Courts typically grant regulators significant deference when considering challenges of an insurance company to a determination by insurance regulators to grant or withhold approvals with respect to dividends and other distributions. Accordingly, there can be no assurances that insurance regulators will approve payment of a dividend or distribution or other transfers of assets to us by our insurance subsidiaries.
Our liquidity and capital position are highly dependent on the performance of our subsidiaries and their ability to pay future dividends and distributions to us as anticipated. The evaluation of future dividend sources and our overall liquidity plans are subject to current and future market conditions, the regulatory landscape and business performance.
Our business could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Any material weaknesses in internal control over financial reporting or any other failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our share price.
We may suffer losses in connection with litigation, regulatory proceedings or other actions.
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
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (the “FASB”). We are also subject to reporting requirements from the SEC. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements, including impacting the calculation of net earnings, stockholders’ equity and other relevant financial statement line items. The impact of changes in accounting and reporting standards, particularly those that apply to insurance companies, cannot be predicted, but such changes could have a material adverse effect on our business, results of operations and financial condition. Such changes may also cause additional volatility in reported earnings, decrease the understandability of our financial results and affect the comparability of our reported results with the results of others. In addition, we may be unable to implement new accounting guidance or other proposals by the adoption date which would materially adversely impact our business. Furthermore, the required adoption of future accounting and reporting standards could require us to make significant changes to systems and use additional resources, which may result in significant costs.
If we are unable to attract, on-board, retain and motivate qualified employees or senior management, our business, results of operations and financial condition may be adversely impacted.
Our success is largely dependent on our ability to attract, on-board, retain and motivate qualified employees and senior management. We face intense competition in our industry and local job market for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance, information technology and other professionals. We also face natural or man-made disasters or pandemics that could at times impact our ability to on-board new hires. See “—The occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change, could materially adversely affect our business, results of operations and financial condition.” Furthermore, as the future of work evolves and work arrangements such as a remote work environment become more flexible and commonplace, our ability to compete for qualified employees could be further challenged. A remote work environment could expand competition among employers and may put us at a disadvantage if we are unable or unwilling to implement certain of these policies. We cannot be sure we will be able to on-board, attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on business, results of operations and financial condition. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
Managing key employee succession and retention is also critical to our success. We would be adversely affected if we fail to plan adequately for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans, including retention programs, designed to retain our employees, our succession plans may not operate effectively, and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.
We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.
We rely on third-party vendors to efficiently execute in-house processes as well as to provide unique or cost-efficient products or services. We rely on the controls and risk management processes of these third parties. While we have certain contractual protections and perform third-party vendor due diligence procedures, there is no assurance that third-party vendors will provide accurate and complete information to us, meet their obligations on a timely basis and adhere to the provisions of our agreements. Additionally, if a third-party vendor is unable to source and maintain a capable work force or supply Enact with contractors during times of peak volume, then we may be unable to satisfy our customer requirements. In addition, some third-party vendors may provide unique services and the loss of those services may be difficult to replace. Any of the above scenarios could lead to reputational damage and a financial impact.
Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our business, results of operations and financial condition.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information, including the submission of new mortgage insurance applications. We also rely on these systems throughout our business for a variety of functions, including processing claims, providing information to customers, performing actuarial analyses and maintaining financial records. Despite the implementation of security controls and back-up measures, our computer systems and those of our partners and third-party service providers have been and may be in the future vulnerable to system failures, physical or electronic intrusions, computer malware or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.
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
We are exposed to various risks arising out of natural and man-made disasters and public health emergencies, including earthquakes, hurricanes, floods, wildfires, tornadoes, other extreme weather events, acts of terrorism, military actions (including international activity that impacts the United States’ economy, such as the current geopolitical unrest in Ukraine) and pandemics, similar to COVID-19. The frequency and severity of extreme weather events and natural disasters may be increased by the effects of climate change, which is resulting in an increase in average global temperatures and rising sea levels. While mortgage insurance does not cover property damage, a natural or man-made disaster or public health emergency, such as a pandemic, could disrupt our computer systems and our ability to conduct or process business (including as a result of widespread absences of our employees) as well as lead to higher delinquency rates as borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as mortgage payments on loans insured under our mortgage insurance coverage. A natural or man-made disaster or a public health emergency could trigger an economic downturn in the areas directly or indirectly affected by the disaster. While it is uncertain the extent to which such events may impact our business, the consequences of these events and actions taken by governmental authorities, the GSEs, our customers or others in connection therewith could lead to disruption of the economy, which may erode consumer and investor confidence levels or lead to increased volatility in the financial markets. These consequences could, among other things, result in an adverse effect on home prices in those areas or higher unemployment, which could result in increased loss experience. See “—COVID-19 has and could continue to adversely impact our business, results of operations and financial condition.” and “—A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect our loss experience.” A natural or man-made disaster or a pandemic/ public health emergency could also disrupt public and private infrastructure, including communications and financial services, any of which could disrupt our normal business operations, and could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities or the value of the underlying collateral of structured securities.
Natural or man-made disasters or pandemics or public health emergencies could also disrupt the operations of our counterparties and third-party suppliers or result in increased prices for the products and services they provide to us, which could lead to increased reinsurance rates, less favorable terms and conditions and reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with the financial requirements of the PMIERs. The PMIERs require us to maintain significantly more “Minimum Required Assets” for delinquent loans than for performing loans; however, the increase in Minimum Required Assets is not as great for certain delinquent loans in areas that FEMA has declared major disaster areas. For example, in response to COVID-19, the GSEs made temporary revisions to PMIERs in the PMIERs Amendment, providing relief on the risk-based required asset amount factor for certain non-performing loans impacted by a COVID-19 hardship. See “—If we are unable to continue to meet the requirements mandated by PMIERs, the GSE Restrictions and any additional restrictions imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.” An increase in delinquency notices resulting from a natural or man-made disaster or a pandemic/public health emergency may result in an increase in “Minimum Required Assets” and a decrease in the level of our excess “Available Assets” that is discussed in our risk factor titled “—Risks Relating to Regulatory Matters—Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings which could have a material adverse impact on our business, results of operations and financial condition.”
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
No assurance can be given that we will be able to return capital to our shareholders via dividends or share repurchases in the future at current levels or at all.
In 2022, we announced the initiation of a quarterly dividend for our common shareholders as well as a Stock Repurchase Plan that allows for repurchases of our common stock. Our ability to return capital to our shareholders is dependent on our business results and the macroeconomic environment and may be materially and adversely affected by the risk factors discussed herein. Although we anticipate continuing to pay quarterly dividends to our shareholders, future dividend payments and share repurchase authorizations are subject to review and approval by our Board of Directors after considering, among other factors, economic and regulatory constraints, current risks to the Company, and subsidiary performance. In addition, future dividend payments or other means of returning capital to our shareholders are also subject to approval by the Parent, compliance with the terms of our debt agreements and applicable laws and regulations. Our ability to repurchase stock may also be restricted by our limited public float and relationship with our Parent. See “— Our Parent’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.”
As a result, no assurance can be given that we will be able to continue to pay dividends to our shareholders, repurchase our common stock, or return capital through other means, in the future or that the level of any future dividends or other return of capital will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are currently leasing our headquarters in Raleigh, North Carolina, which consists of approximately 130,000 square feet. The lease is set to expire on December 31, 2027. Additionally, we lease a second office in Washington, D.C. consisting of approximately 2,022 square feet. That lease is set to expire in April 2026. We believe our current facilities are adequate for our current needs and that suitable additional or alternative space will be available as and when needed.
Item 3. Legal Proceedings
We are not subject to any pending material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock is listed on the Nasdaq Stock Market under the symbol “ACT.” As of February 24, 2023, we had 7 registered holders of record of our common stock.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2022:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
October 1 - October 31, 2022	0	$—	0	$—
November 1 - November 30, 2022	40,073	$24.20	40,073	$74,030
December 1 - December 31, 2022	23,498	$23.94	23,498	$73,468
Total	63,571	$24.10	63,571	$73,468
(1) On November 1, 2022 the Company announced authorization to repurchase up to $75 million of its common shares. The authorization has no expiration date.
Subsequent to year end, the Company purchased 253,689 shares at an average price of $24.13 through January 31, 2023.
Stock Performance Graph
The graph below compares the cumulative total stockholder return of an investment in (i) our common shares, (ii) the Russell 2000 Index, (iii) the S&P 500 and (iv) a composite peer group consisting of Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc., and Radian Group Inc, for the period from September 16, 2021 (the date our common shares commenced trading on the Nasdaq Stock Market) through December 31, 2022. We selected the members of this peer group because each is a competitor of ours in the private mortgage insurance industry. For the December 2022 Annual Report, we removed Arch Capital Group Ltd. from our peer listing due to the more differentiated nature of their business and outsized market capitalization in relation to the remainder of the peer list.

Stock Performance Graph
$140
$130
$120
$110
$100
$90
$80
$70
16-SEP-21
31-DEC-21
31-DEC-22
ACT
Russell 2000
S&P 500
Peer Group (Old)
Peer Group (New)

	September 16, 2021	December 31, 2021	December 31, 2022
Enact Holdings, Inc.	$100.00	$106.61	$132.49
Russell 2000	$100.00	$100.56	$78.88
S&P 500	$100.00	$106.54	$85.82
Peer Group (Old)	$100.00	$106.12	$127.29
Peer Group (New)	$100.00	$98.97	$90.52
Dividends
During the first quarter of 2022, we announced that our Board of Directors has approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. The inaugural quarterly dividend of $0.14 per share was paid in the second quarter of 2022, followed by payments of regular dividends of $0.14 per share in the third and fourth quarters of 2022 as well. In the fourth quarter of 2022, we also paid a special cash dividend of $1.12 per share. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividends.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2022, 2021 and 2020 included in Item 8 of this Annual Report. This discussion includes forward-looking statements and involves numerous risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. For factors that could cause such differences refer to the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Future results could differ significantly from the historical results presented in this section. References to EHI, the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
Overview of Business
We are a leading private mortgage insurance company, having served the United States housing finance market since 1981, and operate in all 50 states and the District of Columbia. Our mortgage insurance products provide credit protection to mortgage lenders, covering a portion of the unpaid principal balance of Low Down Payment Loans in the event of a default. We believe we have built a leading platform based on long-tenured customer relationships, underwriting excellence and prudent risk and capital management practices. Our business objective is to leverage our competitive strengths to drive market share, maintain our strong capitalization and strong earnings profile and deliver attractive risk-adjusted returns to our stockholders.
We generate revenues by providing mortgage credit protection to our customers in exchange for premiums, which we set based on our evaluation of the underlying risk we insure. Once the premium rate is established and coverage is activated, the premium rate remains unchanged for the first ten years of the policy; thereafter the premium rate resets to a lower rate used for the remaining life of the policy. In general, we can only cancel coverage for a failure to pay premiums or at servicer direction when the borrowers achieve the required amount of home equity. Our premium rate is applied predominantly to the original loan balance to determine either a monthly payment that the lender adds to the borrower’s monthly loan payment or a single upfront payment made by either the borrower or lender at loan closing. The amount of premiums earned from our insurance portfolio and the timing of premium recognition are also affected by persistency rate, which we measure as the percentage of loans that remain on our books based on the annualized cancellations for the period.
We also employ a CRT program to transfer a portion of our risk through both traditional XOL reinsurance arrangements and the issuance of ILNs. In exchange, we cede a negotiated amount of our premiums to the reinsurers and ILN investors that participate in our CRT transactions. Our net premiums earned (i.e., materially, the gross premiums charged less premiums ceded as part of our CRT program) represent the largest source of our revenues. Importantly, our CRT program helps to de-risk our operating model and spread the risk of loss across our counterparties while also providing capital relief.
We also invest our premiums in high quality, predominantly fixed income assets with the primary business objectives of preserving capital, generating investment income and maintaining sufficient liquidity to cover our operating expenses and pay future claims. The investment income generated through our investment portfolio is another significant source of our revenues.
We generate profits through collection of premiums and investment income less losses, operating expenses, interest expense and taxes. Our mortgage insurance coverage protects lenders against loss in the event of a borrower default by covering a portion of the outstanding principal balance of a loan. In the event of a borrower default, our coverage reduces and, in certain instances eliminates, losses to the insured by transferring the covered portion of the economic loss to us. Borrower defaults are first reported to us as new delinquencies when the borrower fails to make two consecutive monthly mortgage payments. Incurred losses are our estimate of future claims on these new delinquencies as well as any change in the prior estimates for previously existing delinquencies. In addition, incurred losses include estimates of future claims on IBNR delinquencies. Our incurred losses are based on estimates of both the rate at which delinquencies will go to claim (i.e., claim rate) and the ultimate claim amount (i.e., claim severity). Claim frequency and severity estimates are established based on historical experience focusing on certain delinquency and loan attributes that influence the probability and amount of ultimate claim. Our estimates of ultimate claim amounts for each delinquency include loss adjustment expense (“LAE”) that are costs incurred in the settlement of the claim process such as legal fees and costs to record, process and adjust claims. Incurred losses are generally affected by macroeconomic conditions, borrower credit quality, certain loan attributes, underwriting quality and our loss mitigation efforts among other factors detailed below.
Key Factors Affecting Our Results
Our financial position and results of operations depend to a significant extent on the following factors, as noted below in “—Trends and Conditions.”
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
Penetration
The penetration rate of private mortgage insurance is mainly influenced by the competitiveness of private mortgage insurance compared to alternative products for Low Down Payment Loans provided by government agencies (principally the FHA and the VA), portfolio lenders that self-insure, reinsurers and capital market transactions designed to mitigate risk. In addition, the private mortgage insurance industry’s penetration rate is driven by the relative percentage of purchase mortgage originations versus refinances. Private mortgage insurance penetration tends to be significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages, because average LTV ratios are typically higher on home purchases and therefore are more likely to require mortgage insurance. Lastly, we believe the penetration rate of private mortgage insurance is influenced by other factors, including lender preference, FHA competitiveness and risk appetite, loan limits, contractual terms including cancellability and loss mitigation practices.
Credit and Regulatory Environment
The level of private mortgage insurance market penetration (“market penetration”) and eventual market size is affected in part by actions taken by the GSEs and the United States government, including the FHA, the FHFA and Congress, that impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits, as well as low down payment programs available through the FHA or GSEs.
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
Seasonality
Consistent with the seasonality of home sales, purchase mortgage origination volumes typically increase in late spring and peak during summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a similar seasonal trend and instead is primarily influenced by interest rates, which can overwhelm typical seasonal trends. Delinquency performance (new delinquency formation and cure behavior) is generally favorable in the first and second quarters of the year. Therefore, we typically experience lower levels of losses resulting from favorable delinquency activity in the first and second quarters, as typically compared to the third and fourth quarters. As a result of delinquencies from COVID-19 and subsequent cure activity, trends from the last two years may not follow traditional seasonality.
The following table presents our NIW, number of cures and new delinquencies for primary policies, excluding our run-off insurance block with reference properties in Mexico, for the periods indicated:

Seasonality	Three months ended
(Dollar amounts in millions)	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
NIW	$24,934	$26,657	$23,972	$21,441	$18,823	$17,448	$15,069	$15,145
% Change	(7.7)%	6.9%	(10.1)%	(10.6)%	(12.2)%	(7.3)%	(13.6)%	0.5%
Cure Counts	13,478	14,473	11,746	11,929	10,860	10,806	9,588	9,024
% Change	(18.6)%	7.4%	(18.8)%	1.6%	(9.0)%	(0.5)%	(11.3)%	(5.9)%
New Delinquency Count	10,053	6,862	7,427	8,282	8,724	7,847	9,121	10,304
% Change	(15.7)%	(31.7)%	8.2%	11.5%	5.3%	(10.1)%	16.2%	13.0%
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

Persistency Rate and Business Mix
The percentage of our IIF that remains insured after taking into account annualized cancellations for the period presented is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher or lower persistency rates can have a significant impact on our profitability. The rise of interest rates throughout 2022 has significantly increased persistency in the portfolio, but this impact is partially offset by lower NIW.
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
The following table presents the weighted average mortgage interest rate on outstanding primary IIF as of December 31, 2022, excluding our run-off business. Prepayment speeds may be affected by changes in interest rates, among other factors. An increasing interest rate environment generally will reduce refinancing activity and result in lower prepayments. A declining interest rate environment generally will increase refinancing activity and increase prepayments.

Policy Year	Weighted average rate (1)
2008 and prior	5.70%
2009 to 2014	4.45%
2015	4.20%
2016	3.91%
2017	4.28%
2018	4.81%
2019	4.24%
2020	3.26%
2021	3.10%
2022	4.88%
Total portfolio	3.84%
______________
(1)Average Annual Mortgage Interest Rate weighted by IIF.
In contrast to monthly premium policies, when single premium policies are cancelled by the insured because the loan has been paid off or otherwise, any remaining unearned premiums are earned at cancellation. Although these cancellations reduce IIF, assuming all other factors remain constant, the profitability of our single premium business increases when persistency rates are lower. As of December 31, 2022 and 2021, single premium policies comprised 12% and 13% of primary IIF, respectively.
Credit Quality
Improved analytics, stronger loan origination quality controls and the regulatory implementation of the QM Rule have resulted in a significant improvement in the credit quality for loans originated in the private mortgage insurance market over time. Additionally, private mortgage insurers and the GSEs have maintained strong credit standards over the past decade, with average FICO scores for NIW persisting at levels significantly above historical averages. As a result, the industry is insuring loans from borrowers who should be better positioned to meet their mortgage obligations. More recently, in response to FTHB demand, there has been modest credit expansion that accommodates LTV over 95% and higher DTI ratios. Even after this expansion, private mortgage insurers and the GSEs have maintained strong credit standards well above historical norms.
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
Losses Incurred
Losses incurred represent current payments and changes in the estimated future payments on claims that result from delinquent loans. We estimate an expense only for delinquent loans as explained in Note 2 to our consolidated financial statements. Incurred losses depend to a significant extent on the following factors:
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

Credit Risk Transfer
We use CRT transactions to transfer a portion of our risk to third parties, through both traditional XOL reinsurance and the issuance of ILNs. Our CRT program reduces the volatility of our in-force portfolio and provides capital relief under PMIERs. When we enter into a CRT transaction, the reinsurer receives a premium and, in exchange, insures an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums but also provide capital relief under PMIERs in exchange for a negotiated ceded premium rate. Under certain stress scenarios, our incurred losses are also reduced by any incurred losses ceded in accordance with our reinsurance agreements.
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
Loss Reserves
Loss reserves represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (a) losses that have been reported to the insurer; (b) losses related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (c) LAE. Loss adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims. Consistent with U.S. GAAP and industry accounting practices, we do not establish loss reserves for future claims on insured loans that are not in default or believed to be in default.
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
Management monitors actual experience, and where circumstances warrant, will revise its assumptions. Our liability for loss reserves is reviewed regularly, with changes in our estimates of future claims recorded through net income. Estimation of losses is based on historical claim and cure experience and covered exposures and is inherently judgmental. Future developments may result in losses greater or less than the liability for loss reserves provided.
Loss reserves as of December 31, 2022, were $519 million, a decrease of $122 million since December 31, 2021. In considering the potential sensitivity of the factors underlying management’s best estimate of our loss reserve, it is possible that even a relatively small change in the estimated claim and severity rates could have a significant impact on loss reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period immediately preceding December 31, 2022, a change of 6 percentage points, or 15%, in the average claim rate would change the gross loss reserve amount for such quarter by approximately $80 million. Likewise, a change of 6 percentage points, or a change of 5%, in the average severity rate would change the gross loss reserve amount for such quarter by approximately $26 million.
Investments
Valuation of Fixed Maturity Securities
Our portfolio of fixed maturity securities was valued at $4,885 million as of December 31, 2022, a decrease of $382 million from December 31, 2021.
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
Allowance for Credit Losses on Available-For-Sale Securities
As of each balance sheet date, we evaluate fixed maturity securities in an unrealized loss position for changes to the allowance for credit losses. Determining the value of the unrealized losses is dependent on the same methodologies and assumptions used in our valuation of fixed maturity securities. We also consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. There is no recorded allowance for credit losses on available-for-sale securities as of December 31, 2022.
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
Unearned premium was $203 million as of December 31, 2022, a decrease of $44 million compared to December 31, 2021. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates, persistency and our market share, all of which could impact new insurance written. For example, a decline in primary new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $3 million in the first full year. Likewise, if primary persistency rates declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $94 million during the first full year, partially offset by higher policy cancellations in our single premium products. These reductions in earned premiums could be potentially offset by lower reserves due to policies no longer being in-force.

Trends and Conditions
During 2022, the United States and global economies experienced continued volatility due to high inflation, geopolitical uncertainty and supply chain disruption. Inflationary pressures lessened in the latter half of 2022 but remain elevated, with the Bureau of Labor Statistics reporting in December that the Consumer Price Index was 6.5% year-over-year. As a result, the Federal Reserve has continued its aggressive approach towards addressing inflation through interest rate increases and a reduction of its balance sheet. The Federal Reserve approved an interest rate increase of 0.25% in February 2023, following increases of 0.50% in December 2022, 0.75% in November, September, July and June 2022, 0.50% in May 2022 and 0.25% in March 2022. Financial markets have reacted with increased volatility and rates have increased across the Treasury yield curve. The Federal Reserve has signaled that it may make additional interest rate increases to address persistent inflationary pressure.
Mortgage origination activity declined during 2022 in response to rising mortgage rates. If interest rates remain high, the refinance market is likely to remain depressed. Housing affordability was challenged in 2022 compared to recent years due to sharply increasing interest rates and elevated home prices, modestly offset by rising median family income according to the National Association of Realtors Housing Affordability Index. Year-over-year home price appreciation slowed through early 2022, and home prices declined during the second half of the year, according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate declined to 3.5% in December 2022 compared to 3.9% in December 2021, following a decline from its peak of 14.8% in April 2020, bringing unemployment in line with the pre-COVID-19 level of 3.5% in February 2020. As of December 31, 2022, the number of unemployed Americans stands at approximately 5.7 million and the number of long term unemployed over 26 weeks was approximately 1.1 million. Both metrics remain relatively in line with February 2020 levels.
For mortgages insured by the federal government, including those purchased by Fannie Mae and Freddie Mac, forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. Currently, the GSEs do not have a deadline for requesting an initial forbearance. Federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline, which could negatively impact the severity of loss on loans that go to claim.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. As of December 31, 2022, approximately 1.5%, or 14,270, of our active primary policies were reported in a forbearance plan. Of these policies in forbearance plans, approximately 36% were reported as delinquent at year end. Natural disasters, such as hurricanes, often lead to temporary increases in delinquencies in forbearance. We experienced a small increase in delinquencies in the fourth quarter of 2022 related to the recent hurricane affecting the southeastern United States, but these did not have a material impact on reserves as of December 31, 2022. We will continue to monitor the affected areas and support the measures enacted by the GSEs allowing forbearance, restricting foreclosure actions and providing other forms of mortgage relief for those dealing with damage.
Total delinquencies decreased during 2022 as a result of cures outpacing new delinquencies. The annual new delinquency rate for 2022 was 3.8%, up slightly from 2021 but in line with historical pre-COVID-19 levels.
The full impact of COVID-19 and its ancillary economic effects on our future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan still may not be known for several quarters or longer. We continue to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 could have an adverse impact on our future results of operations and financial condition.
The FHFA and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. In June 2022, the FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans. The plans included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. The plans are in their early stages, and we will continue to work with the FHFA, the GSEs, and the broader housing finance industry as these proposals develop and to the extent they are implemented. We cannot predict whether or when any new practices or programs will be implemented under the GSEs’ Equitable Housing Finance Plans or other affordability initiatives, and if so in what form, nor can we predict what effect, if any, such practices or programs may have on our business, results of operations or financial condition.
Private mortgage insurance market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the FHA and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On February 25, 2022, the FHFA finalized the rule for the Enterprise Capital Framework, which included technical corrections to its December 17, 2020 rule. Higher GSE capital requirements could lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could potentially result in a smaller market for private mortgage insurance.
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
The upfront fees are eliminated for certain first-time home buyers with income at or below area median income and certain other GSE affordable housing products. The fee reductions went into effect in the fourth quarter of 2022 while the new fees on cash-out refinance loans began February 1, 2023. We expect these price changes to be a net positive to the mortgage insurance market. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. There is currently no implementation deadline, but this is expected to be a multiple year process that will require system and process updates along with coordination across stakeholders of the industry.
In January 2023, the FHFA announced additional updates to its up-front fee structure and a recalibration and reformatting of their entire pricing matrix. The changes marked the third iteration of FHFA’s ongoing pricing review since early last year and impact purchase and rate-term refinance loans. Pricing grids are now broken out by loan purpose and are recalibrated to new credit score and loan-to-value ratio categories along with associated loan attributes. The new pricing matrix also includes new up-front fees for loans with DTI ratios greater than 40%. The changes are effective May 1, 2023. The effects of these changes will ultimately be dependent on any changes made by the FHA, but we do not expect a significant impact to the private mortgage insurance market.

On February 22, 2023, the Department of Housing and Urban Development announced a 30-basis point reduction of the annual insurance premium charged to borrowers with FHA-insured mortgages. This action is designed to reduce the cost of borrowing for lower- and middle-class homebuyers who are eligible for the federal program The price reduction is expected to have a negative impact on the private mortgage insurance market, but will be partially offset by the effects of the recent FHFA pricing changes referenced above. We do not believe this net impact will be material.
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
New insurance written of $66.5 billion in 2022 decreased 31% compared to 2021 primarily due to a smaller estimated private mortgage insurance market in the current year as refinance and purchase originations were impacted by rising interest rates.
Our largest customer accounted for 18% and 14% of our total NIW during the years ended December 31, 2022 and 2021, respectively. No customer had earned premiums that accounted for more than 10% of our total revenues for the years ended December 31, 2022 or 2021.
Our primary persistency rate increased to 80% during 2022 compared to 62% during 2021. The persistency rate increased throughout 2022, with a rate in the fourth quarter of 86%. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates as a result of the rising rate environment during 2022. Higher persistency impacted business performance trends in several ways including, but not limited to, slowing the recognition of earned premiums due to single premium policy cancellations, slowing the amortization of our existing reinsurance transactions and reduction of their associated PMIERs capital credit and shifting the concentration of our primary IIF by policy year. As of December 31, 2022, primary IIF had approximately 58% concentration in 2022 and 2021 compared to 71% concentration in 2021 and 2020 as of December 31, 2021. Despite slower NIW production, our IIF grew $21.6 billion, or 10% in 2022, compared to $18.3 billion or 9% in 2021, driven by increased persistency.
Net earned premiums declined in 2022 compared to 2021 primarily as a result of the lapse of older, higher priced policies and a decrease in single premium cancellations. This was partially offset by IIF growth. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as forbearance exits continue and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default, and we refund the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the fourth quarter of 2022 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim for these loans.
Our loss ratio for the year ended December 31, 2022, was (10%) as compared to 13% for the year ended December 31, 2021. The decrease was largely from favorable reserve adjustments in 2022. We released $314 million of reserves on delinquencies from prior years, primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to cure at levels above our reserve expectations, which led to the release of reserves in 2022.

Due to uncertainty in the current economic environment, we increased the expected claim rate on new delinquencies throughout 2022. This contributed to reserve strengthening of $46 million on previous quarter delinquencies in 2022 and increased the amount of reserves on new delinquencies in the fourth quarter of 2022. These 2022 reserve adjustments compare to reserve releases of $22 million in 2021 related primarily to pre-COVID-19 delinquencies.
Our loss reserves continue to be impacted by COVID-19 and remain subject to uncertainty. Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job, continue to take advantage of available loss mitigation options including forbearance programs, payment deferral options and other modifications. Loss reserves recorded on these delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments as well as the timing and severity of those payments.
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
New delinquencies in 2022 increased compared to 2021. Current period primary delinquencies of 35,996 contributed $171 million of loss expense in 2022. We incurred $144 million of losses from 32,624 current period delinquencies in 2021. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience, and the prevailing and prospective economic conditions. Approximately 21% of our primary new delinquencies in 2022 were subject to a forbearance plan as compared to 42% in 2021.
EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, EMICO’s domestic insurance regulator, was approximately 12.9:1 as of December 31, 2022 and 12.3:1 as of December 31, 2021. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Since 2020, the GSEs have issued several amendments to PMIERs, which implemented both permanent and temporary revisions.
For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020, and prior to April 1, 2021, or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier was applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs amendment dated June 30, 2021, further allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021, to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. In addition, the PMIERs amendment made permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.
In September 2020, subsequent to the issuance of our senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of EHI, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met for two consecutive quarters: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. and (b) Genworth achieves certain financial metrics. EHI maintained the requisite ratings for two consecutive quarters prior to the end of 2022. As of December 31, 2022, Genworth believes that they achieved their financial metrics for the quarters ended September 30, 2022 and December 31, 2022. Once confirmed by the GSEs, EHI will no longer be subject to GSE Restrictions and Conditions.
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
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, our liquidity must not fall below 13.5% of its outstanding debt. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth were to own 50% or less of EHI at any point prior to their expiration. We understand that Genworth’s current plans do not include a potential sale in which Genworth owns less than 80% of EHI. As of December 31, 2022, the balance of the 2025 Senior Notes proceeds required to be held by our holding company was approximately $203 million compared to $453 million of cash and invested assets held at EHI.
As of December 31, 2022, we had estimated available assets of $5,206 million against $3,156 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021. The sufficiency ratio as of December 31, 2022, was 165% or $2,050 million above the published PMIERs requirements, compared to 165% or $2,003 million above the published PMIERs requirements as of December 31, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on our business. Credit risk transfer transactions provided an aggregate of approximately $1,578 million of PMIERs capital credit as of December 31, 2022, compared to $1,404 million as of December 31, 2021. Our PMIERs required assets as of December 31, 2022, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $132 million of benefit to our December 31, 2022, PMIERs required assets. This amount is gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On July 21, 2022, Moody’s Investors Service upgraded the insurance financial strength rating of EMICO to Baa1 from Baa2. The increase was driven by improvement in our overall credit profile, including market position, profitability, capital adequacy and financial flexibility. Our continued

performance also led S&P Global Ratings to upgrade the financial rating of EMICO from BBB to BBB+ as of February 16, 2023.
On January 27, 2022, we executed an excess of loss reinsurance transaction with a panel of reinsurers, on a portion of current and expected new insurance written for the 2022 book year, effective January 1, 2022. Based on actual 2022 NIW, this agreement provided up to $221 million of reinsurance coverage.
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
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility (the “Facility”) with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of December 31, 2022.
On April 26, 2022, our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. We paid quarterly dividends of $0.14 per share in May, September and December of 2022. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each subsequent quarter. In April and October of 2022, our primary mortgage insurance operating company, EMICO, completed distributions to EHI supporting our ability to pay cash dividends. Future EMICO distributions will be used to fund the quarterly dividend as well as to bolster our financial flexibility and potentially return additional capital to shareholders.
Returning capital to shareholders, balanced with our growth and risk management priorities, remains a key commitment as we look to drive shareholder value through time. We believe the initiation of a quarterly dividend in 2022 reflects meaningful progress towards that goal. Further, we announced a special cash dividend of $183 million, or $1.12 per share, that was paid during the fourth quarter of 2022. We also announced the initiation of a share repurchase program which authorized the repurchase of up to $75 million of the Company’s common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In support, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to change Genworth’s ownership interest in EHI post-completion. We began repurchases in the fourth quarter of 2022 which were immaterial. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
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

Results of Operations and Key Metrics
Results of Operations
The following table sets forth our consolidated results for the periods indicated:

	Year ended December 31,			Increase (decrease) and percentage change		Increase (decrease) and percentage change
(Amounts in thousands)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues:
Premiums	$939,462	$974,949	$971,365	$(35,487)	(4)%	$3,584	—%
Net investment income	155,311	141,189	132,843	14,122	10%	8,346	6%
Net investment gains (losses)	(2,036)	(2,124)	(3,324)	88	(4)%	1,200	(36)%
Other income	2,309	3,841	5,575	(1,532)	(40)%	(1,734)	(31)%
Total revenues	1,095,046	1,117,855	1,106,459	(22,809)	(2)%	11,396	1%
Losses and expenses:
Losses incurred	(94,221)	125,473	379,834	(219,694)	(175)%	(254,361)	(67)%
Acquisition and operating expenses, net of deferrals	226,941	231,453	215,024	(4,512)	(2)%	16,429	8%
Amortization of deferred acquisition costs and intangibles	12,405	14,704	20,939	(2,299)	(16)%	(6,235)	(30)%
Interest expense	51,699	51,009	18,244	690	1%	32,765	180%
Total losses and expenses	196,824	422,639	634,041	(225,815)	(53)%	(211,402)	(33)%
Income before income taxes	898,222	695,216	472,418	203,006	29%	222,798	47%
Provision for income taxes	194,065	148,531	101,997	45,534	31%	46,534	46%
Net income	$704,157	$546,685	$370,421	$157,472	29%	$176,264	48%
Loss ratio (1)	(10)%	13%	39%
Expense ratio (2)	25%	25%	24%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.

Detailed discussions of our consolidated results of operations for the year ended December 31, 2020, including the year-over-year comparisons between 2021 and 2020, that are not included in this Annual Report on Form 10-K can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
Premiums decreased mainly attributable to lapse of our in-force portfolio as older, higher priced policies lapsed combined with lower single premium cancellations and partially offset by higher IIF.
Net investment income increased primarily due to higher investment yields due to interest rate increases during 2022 coupled with higher average invested assets. This was partially offset by lower income from bond calls.
Net investment losses in the current year were primarily driven by realized losses from the sale of fixed maturity securities. Net investment losses in the prior year were largely from impairments and net realized losses from the sale of fixed maturity securities.
Other income decreased primarily due to lower contract underwriting revenue. Other income includes underwriting fee revenue charged on a per-unit or per-diem basis, as defined in the underwriting agreement. Underwriting volume was down due to a smaller mortgage insurance market.

Losses and expenses
Losses incurred decreased largely from favorable development related to cures exceeding expectations predominantly related to COVID-19 related delinquencies from 2020 and 2021. New primary delinquencies were 35,996 in 2022 compared to 32,624 in 2021, resulting in $171 million and $144 million of losses, respectively. During 2022, we recorded a $314 million reserve release primarily related to COVID-19 delinquencies from 2020 and 2021. Due to uncertainty in the current economic environment, we increased the expected claim rate on new delinquencies throughout 2022. This contributed to reserve strengthening of $46 million on previous quarter delinquencies in 2022 and increased the amount of reserves on new delinquencies in the fourth quarter of 2022. In 2021 we recorded a $22 million reserve release related to pre-COVID-19 claim years.
The following table shows incurred losses related to current and prior accident years for the years ended December 31:

(Amounts in thousands)	2022	2021	2020
Losses and LAE incurred related to current accident year	$219,461	$141,225	$364,548
Losses and LAE incurred related to prior accident years	(313,652)	(15,822)	16,202
Total incurred (1)	$(94,191)	$125,403	$380,750
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to lower corporate overhead.
Amortization of DAC and intangibles declined due to lower DAC amortization as a result of higher persistency, driven by rising mortgage rates.
The expense ratio remained flat due to similar percentage declines in premiums and expenses.
Interest expense was relatively flat in the current year and related primarily to our 2025 Senior Notes issued in August 2020. For additional details see Note 7 to our consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.6% and 21.4% for the years ended December 31, 2022 and 2021, respectively, consistent with the United States corporate federal income tax rate.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in thousands)	2022	2021	2020
Net income	$704,157	$546,685	$370,421
Adjustments to net income:
Net investment (gains) losses	2,036	2,124	3,324
Costs associated with reorganization	3,461	2,744	—
Taxes on adjustments	(1,155)	(1,022)	(698)
Adjusted operating income	$708,499	$550,531	$373,047
We recorded a pre-tax expense of $3.5 million for the year ended December 31, 2022, related to restructuring costs as we evaluate and appropriately size our organizational needs and expenses.
Adjusted operating income increased in 2022 compared to 2021 due to larger favorable reserve adjustments in 2022 related to cure activity exceeding expectations predominantly from COVID-19 related delinquencies from 2020 and 2021. This was partially offset by lower premiums in 2022.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.
The following table sets forth selected operating performance measures on a primary basis as of or for the years ended December 31:

(Dollar amounts in millions)	2022	2021	2020
New insurance written	$66,485	$97,004	$99,871
Primary insurance in-force (1)	$248,262	$226,514	$207,947
Primary risk in-force	$62,791	$56,881	$52,475
Persistency rate	80%	62%	59%
Policies in-force (count)	960,306	937,350	924,624
Delinquent loans (count)	19,943	24,820	44,904
Delinquency rate	2.08%	2.65%	4.86%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written
NIW for the year ended December 31, 2022 decreased 31% compared to 2021 primarily due to a smaller estimated private mortgage insurance market as both refinancing and purchase originations were impacted by increasing mortgage rates. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the years ended December 31:

(Amounts in millions)	2022		2021		2020
Primary	$66,485	100%	$97,004	100%	$99,871	100%
Pool	—	—	—	—	—	—
Total	$66,485	100%	$97,004	100%	$99,871	100%
The following table presents primary NIW by underlying type of mortgage for the years ended December 31:

(Amounts in millions)	2022		2021		2020
Purchases	$63,506	96%	$76,915	79%	$67,183	67%
Refinances	2,979	4	20,089	21	32,688	33
Total	$66,485	100%	$97,004	100%	$99,871	100%
The following table presents primary NIW by policy payment type for the years ended December 31:

(Amounts in millions)	2022		2021		2020
Monthly	$61,123	92%	$89,115	92%	$90,147	90%
Single	5,166	8	7,554	8	9,251	9
Other	196	—	335	—	473	1
Total	$66,485	100%	$97,004	100%	$99,871	100%

The following table presents primary NIW by FICO score for the years ended December 31:

(Amounts in millions)	2022		2021		2020
Over 760	$30,239	45%	$42,391	44%	$41,584	42%
740-759	11,264	17	15,067	16	16,378	16
720-739	9,377	14	12,911	13	14,305	14
700-719	6,889	10	11,069	11	12,193	12
680-699	4,535	7	8,457	9	8,813	9
660-679 (1)	2,534	4	4,167	4	3,846	4
640-659	1,206	2	2,173	2	1,955	2
620-639	424	1	765	1	796	1
<620	17	—	4	—	1	—
Total	$66,485	100%	$97,004	100%	$99,871	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the years ended December 31:

(Amounts in millions)	2022		2021		2020
95.01% and above	$9,487	14%	$12,064	12%	$11,625	11%
90.01% to 95.00%	26,008	39	36,597	38	42,753	43
85.01% to 90.00%	20,892	32	30,717	32	28,750	29
85.00% and below	10,098	15	17,626	18	16,743	17
Total	$66,485	100%	$97,004	100%	$99,871	100%
The following table presents primary NIW by DTI ratio for the years ended December 31:

(Amounts in millions)	2022		2021		2020
45.01% and above	$16,541	25%	$14,979	15%	$13,672	14%
38.01% to 45.00%	23,996	36	32,946	34	35,729	36
38.00% and below	25,948	39	49,079	51	50,470	50
Total	$66,485	100%	$97,004	100%	$99,871	100%
We have seen a higher concentration of loans with a DTI ratio of greater than 45% during 2022. This is in line with market trends as rising mortgage rates and recent home price appreciation have put pressure on affordability. We believe the levels are in line with our current risk appetite as we consider layered risk across multiple risk attributes, pricing and our portfolio credit mix.
Insurance in-force and Risk in-force
IIF increased largely from NIW and increased persistency in the current year, partially offset by lapses and cancellations. Primary persistency rate was 80% and 62% for the years ended December 31, 2022 and 2021, respectively. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
Primary IIF	$248,262	100%	$226,514	100%	$207,947	100%
Pool IIF	505	—	641	—	883	—
Total IIF	$248,767	100%	$227,155	100%	$208,830	100%
Primary RIF	$62,791	100%	$56,881	100%	$52,475	100%
Pool RIF	79	—	105	—	146	—
Total RIF	$62,870	100%	$56,986	100%	$52,621	100%
The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
Purchases IIF	$207,827	84%	$176,550	78%	$157,805	76%
Refinances IIF	40,435	16	49,964	22	50,142	24
Total IIF	$248,262	100%	$226,514	100%	$207,947	100%
Purchases RIF	$54,165	86%	$46,470	82%	$41,710	79%
Refinances RIF	8,626	14	10,411	18	10,765	21
Total RIF	$62,791	100%	$56,881	100%	$52,475	100%
The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
Monthly IIF	$216,831	87%	$194,826	86%	$172,558	83%
Single IIF	29,275	12	29,205	13	31,628	15
Other IIF	2,156	1	2,483	1	3,761	2
Total IIF	$248,262	100%	$226,514	100%	$207,947	100%
Monthly RIF	$55,879	89%	$49,614	87%	$44,005	84%
Single RIF	6,370	10	6,658	12	7,576	14
Other RIF	542	1	609	1	894	2
Total RIF	$62,791	100%	$56,881	100%	$52,475	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
2008 and prior	$6,596	3%	$8,196	3%	$11,322	5%
2009 to 2014	2,113	1	3,369	2	6,729	4
2015	2,912	1	4,488	2	7,887	4
2016	6,296	2	8,997	4	15,385	7
2017	6,495	3	8,962	4	16,289	8
2018	6,839	3	9,263	4	17,235	8
2019	16,352	7	21,730	10	39,463	19
2020	55,358	22	69,963	31	93,637	45
2021	81,724	33	91,546	40	—	—
2022	63,577	25	—	—	—	—
Total	$248,262	100%	$226,514	100%	$207,947	100%
The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
2008 and prior	$1,699	3%	$2,112	3%	$2,918	5%
2009 to 2014	560	1	904	2	1,831	4
2015	781	1	1,197	2	2,104	4
2016	1,681	3	2,388	4	4,063	8
2017	1,708	3	2,324	4	4,180	8
2018	1,736	3	2,330	4	4,322	8
2019	4,143	7	5,454	10	9,840	19
2020	14,158	22	17,574	31	23,217	44
2021	20,418	32	22,598	40	—	—
2022	15,907	25	—	—	—	—
Total	$62,791	100%	$56,881	100%	$52,475	100%
The following table presents the development of primary IIF for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Beginning balance	$226,514	$207,947	$181,785
NIW	66,485	97,004	99,871
Cancellations, principal repayments and other reductions (1)	(44,737)	(78,437)	(73,709)
Ending balance	$248,262	$226,514	$207,947
_____________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.

The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
95.01% and above	$39,509	16%	$35,455	16%	$34,520	17%
90.01% to 95.00%	103,618	42	95,149	42	92,689	45
85.01% to 90.00%	72,132	29	64,549	28	56,341	27
85.00% and below	33,003	13	31,361	14	24,397	11
Total	$248,262	100%	$226,514	100%	$207,947	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
95.01% and above	$11,136	18%	$9,907	17%	$9,279	18%
90.01% to 95.00%	30,079	48	27,608	49	26,774	51
85.01% to 90.00%	17,621	28	15,644	27	13,562	26
85.00% and below	3,955	6	3,722	7	2,860	5
Total	$62,791	100%	$56,881	100%	$52,475	100%
The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
Over 760	$102,467	41%	$89,982	40%	$78,488	38%
740-759	40,097	16	35,874	16	33,635	16
720-739	34,916	14	31,730	14	30,058	14
700-719	28,867	12	27,359	12	25,870	12
680-699	21,554	9	21,270	9	20,140	10
660-679 (1)	10,926	4	10,549	5	9,819	5
640-659	6,095	3	6,124	3	5,935	3
620-639	2,630	1	2,783	1	2,902	1
<620	710	—	843	—	1,100	1
Total	$248,262	100%	$226,514	100%	$207,947	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
Over 760	$25,807	41%	$22,489	40%	$19,691	37%
740-759	10,154	16	9,009	16	8,497	16
720-739	8,931	14	8,055	14	7,673	15
700-719	7,317	12	6,907	12	6,579	12
680-699	5,428	9	5,334	9	5,100	10
660-679 (1)	2,767	5	2,638	5	2,442	5
640-659	1,540	2	1,530	3	1,472	3
620-639	665	1	702	1	737	1
<620	182	—	217	—	284	1
Total	$62,791	100%	$56,881	100%	$52,475	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
45.01% and above	$43,831	18%	$34,076	15%	$31,047	15%
38.01% to 45.00%	87,816	35	79,147	35	73,555	35
38.00% and below	116,615	47	113,291	50	103,345	50
Total	$248,262	100%	$226,514	100%	$207,947	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2022		December 31, 2021		December 31, 2020
45.01% and above	$11,176	18%	$8,631	15%	$7,855	15%
38.01% to 45.00%	22,268	35	19,974	35	18,647	36
38.00% and below	29,347	47	28,276	50	25,973	49
Total	$62,791	100%	$56,881	100%	$52,475	100%
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

The following table shows a roll forward of the number of primary loans in default for the years ended December 31:

(Loan count)	2022	2021	2020
Number of delinquencies, beginning of period	24,820	44,904	16,392
New defaults	35,996	32,624	85,074
Cures	(40,278)	(51,626)	(55,396)
Claims paid	(574)	(1,050)	(1,148)
Rescissions and claim denials	(21)	(32)	(18)
Number of delinquencies, end of period	19,943	24,820	44,904
The following table sets forth changes in our direct primary case loss reserves for the years ended December 31:

(Amounts in thousands) (1)	2022	2021	2020
Loss reserves, beginning of period	$606,102	$516,863	$204,749
Claims paid	(28,123)	(32,816)	(52,389)
Increase in reserves	(98,636)	122,055	364,503
Loss reserves, end of period	$479,343	$606,102	$516,863
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%
Total	19,943	$479	$1,147	42%

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%
Total	24,820	$606	$1,409	43%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

	December 31, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,484	$43	$549	8%
4 - 11 payments	30,324	331	1,853	18%
12 payments or more	4,096	143	204	70%
Total	44,904	$517	$2,606	20%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of December 31, 2022, compared to December 31, 2021, remained relatively flat in 2022. Delinquent RIF decreased mainly from lower total delinquencies as cures outpaced new delinquencies in 2022, while reserves decreased in the current year primarily from favorable reserve adjustments related to COVID-19 delinquencies from 2021 and 2020.
As of December 31, 2022, we have experienced a decrease in loans that are delinquent for 12 months or more. This number was elevated in 2021 in large part to borrowers entering a forbearance plan driven by COVID-19 and we saw cure activity within these delinquencies during 2022. Our current reserve estimate assumes that remaining COVID-19 delinquencies will have a higher likelihood of going to claim given the uncertainty around the lack of progression through the foreclosure process. While we have seen significant cure activity in aged delinquencies, continued forbearance options exist, so we could continue to experience elevated delinquencies in this aged category. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.
The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 94%, 103% and 106% for the years ended December 31, 2022, 2021 and 2020, respectively. The 2022 average claim severity was impacted by low claim volumes and lifetime home price appreciation. These figures do not include the effects of agreements on non-performing loans.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender. The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	10%	2.09%
Texas	8	7	2.12%
Florida (1)	8	8	2.54%
New York (1)	5	13	2.95%
Illinois (1)	5	6	2.54%
Arizona	4	2	1.78%
Michigan	4	3	1.79%
North Carolina	3	3	1.59%
Georgia	3	3	2.23%
Washington	3	3	1.92%
All other states (2)	45	42	1.94%
Total	100%	100%	2.08%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.84%
Phoenix, AZ MSA	3	2	1.83%
New York, NY MD	3	8	3.75%
Atlanta, GA MSA	2	3	2.42%
Washington-Arlington, DC MD	2	2	1.85%
Houston, TX MSA	2	3	2.60%
Riverside-San Bernardino CA MSA	2	2	2.89%
Los Angeles-Long Beach, CA MD	2	2	2.18%
Dallas, TX MD	2	1	1.86%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All other MSAs/MDs	77	71	2.00%
Total	100%	100%	2.08%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	3.68%
Phoenix, AZ MSA	3	2	2.36%
New York, NY MD	3	8	5.32%
Atlanta, GA MSA	2	3	3.28%
Washington-Arlington, DC MD	2	2	2.96%
Houston, TX MSA	2	3	3.61%
Riverside-San Bernardino, CA MSA	2	2	3.42%
Los Angeles-Long Beach, CA MD	2	3	3.95%
Dallas, TX MD	2	2	2.31%
Nassau County, NY MD	2	4	5.55%
All other MSAs/MDs	77	67	2.44%
Total	100%	100%	2.65%

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2020:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	6.36%
Phoenix, AZ MSA	3	2	4.63%
New York, NY MD	3	8	10.25%
Atlanta, GA MSA	2	3	6.68%
Washington-Arlington, DC MD	2	2	6.09%
Houston, TX MSA	2	3	7.59%
Riverside-San Bernardino, CA MSA	2	2	7.08%
Los Angeles-Long Beach, CA MD	2	2	7.57%
Dallas, TX MD	2	2	5.10%
Seattle-Bellevue, WA MD	2	2	6.33%
All other MSAs/MDs	77	70	4.43%
Total	100%	100%	4.86%
The number of delinquencies often does not correlate directly with the number of claims received because delinquencies may cure. The rate at which delinquencies cure is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether a delinquency leads to a claim correlates highly with the borrower’s equity at the time of delinquency, as it influences the borrower’s willingness to continue to make payments, the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan, and the borrower’s financial ability to continue making payments. When we receive notice of a delinquency, we use our proprietary model to determine whether a delinquent loan is a candidate for a modification. When our model identifies such a candidate, our loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure sale and deed-in-lieu. These loss mitigation efforts often are an effective way to reduce our claim exposure and ultimate payouts.

The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	3%	26%	9.61%	5.57%
2009 to 2014	1	4	5.01%	0.69%
2015	1	3	3.61%	0.71%
2016	3	6	3.17%	0.81%
2017	3	7	3.78%	1.01%
2018	3	9	4.63%	1.18%
2019	7	11	2.71%	0.93%
2020	22	17	1.47%	0.92%
2021	32	14	1.20%	1.06%
2022	25	3	0.54%	0.52%
Total portfolio	100%	100%	2.08%	4.26%
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

The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2020:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	5%	28%	13.68%	5.66%
2009 to 2013	2	2	5.44%	0.91%
2014	2	3	6.06%	1.57%
2015	4	5	5.66%	1.97%
2016	8	9	5.46%	2.49%
2017	8	12	6.51%	3.34%
2018	8	14	7.70%	4.01%
2019	19	19	5.60%	3.93%
2020	44	8	1.09%	1.04%
Total portfolio	100%	100%	4.86%	4.86%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years in line with changes in RIF. As of December 31, 2022, our 2015 and newer policy years represented approximately 96% of our primary RIF and 70% of our total direct primary case reserves.
Investment Portfolio
Our investment portfolio is affected by factors described below, each of which in turn may be affected by current macroeconomic conditions as noted above in “—Trends and Conditions.” The investment portfolios of our insurance subsidiaries are directed by the Enact Investment Committee, a management-level committee, with Genworth serving as the investment manager. The investment portfolio of EHI is directed by a separate management-level EHI Investment Committee with a third-party investment manager. These parties, with oversight from our Board of Directors and our senior management team, are responsible for the execution of our investment strategy. Our investment portfolio is an important component of our consolidated financial results and represents our primary source of claims paying resources. Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities and is designed to achieve the following objectives:
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.
Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	December 31, 2022		December 31, 2021		December 31, 2020
(Amounts in thousands)	Fair value	% of total	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$44,769	0.9%	$58,408	1.1%	$138,224	2.7%
State and political subdivisions	419,856	8.6	538,453	10.2	187,377	3.7
Non-U.S. government	9,349	0.2	22,416	0.4	31,031	0.6
U.S. corporate	2,646,863	54.2	2,945,303	55.9	2,888,625	57.3
Non-U.S. corporate	652,844	13.4	666,594	12.7	607,669	12.0
Residential mortgage-backed	11,043	0.2	—	—	—	—
Other asset-backed	1,100,036	22.5	1,035,165	19.7	1,193,670	23.7
Total available-for-sale fixed maturity securities	$4,884,760	100.0%	$5,266,339	100.0%	$5,046,596	100.0%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of December 31, 2022 or December 31, 2021 and December 31, 2020. We have no derivative financial instruments in our investment portfolio.
As of December 31, 2022, December 31, 2021 and December 31, 2020, 98%, 97% and 98% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	December 31, 2022	December 31, 2021	December 31, 2020
AAA	10%	9%	11%
AA	16	17	13
A	34	34	36
BBB	38	37	38
BB & below	2	3	2
Total	100%	100%	100%

The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents:

	December 31, 2022	December 31, 2021	December 31, 2020
Duration (in years)	3.6	3.9	3.4
Pre-tax yield (% of average investment portfolio assets)	3.1%	2.7%	2.8%
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
Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31:

(Amounts in thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$560,510	$572,110	$704,350
Investing activities	(220,255)	(398,782)	(1,136,912)
Financing activities	(252,308)	(200,294)	300,298
Net increase (decrease) in cash and cash equivalents	$87,947	$(26,966)	$(132,264)
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities decreased largely due to lower premiums. Cash flows from operations were also impacted by changes in reserves, changes in unearned premium, stock-based compensation expense and amortization of discounts and premiums on fixed maturity securities.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. We had cash outflows from investing activities in 2022 and 2021 as a result of continued fixed maturity security purchases driven by premium growth and lower losses paid. Outflows of cash in 2020 were primarily as a result of purchases of fixed maturity securities using the net proceeds from the December 2019 sale of our investment in Genworth Canada and our operating cash flows, partially offset by higher maturities and sales of our fixed maturity securities.
Financing activities in 2022 reflect dividends paid for the year including a regular quarterly dividend initiated in the second quarter of 2022 along with an additional special dividend paid in the fourth quarter of 2022. We also began our share repurchase program in the fourth quarter of 2022. Financing activities in 2021 included a $200 million dividend paid in the fourth quarter while 2020 includes $738 million net proceeds from the issuance of our 2025 Senior Notes, discussed below, partially offset by a $437 million dividend paid to our Parent from the net proceeds of the offering. The amount and timing of future dividends will depend on the prevailing economic and business conditions, among other factors as described below.

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
Pursuant to the GSE Restrictions, we are required to retain $300 million of our holding company cash that can be drawn down exclusively for our debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs. As of December 31, 2022, the balance of the 2025 Senior Notes proceeds required to be held by our holding company was approximately $203 million. See “—Trends and Conditions” for additional information regarding the GSE Restrictions.
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERS compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of December 31, 2022.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends of $292 million from unassigned surplus as of December 31, 2022, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
Another consideration in the development of the dividend strategies for our regulated insurance operating subsidiaries is our expected level of compliance with PMIERs. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions also required EMICO to maintain 120% of PMIERs Minimum Required Assets through 2022, and 125% thereafter. In addition, under PMIERs, EMICO is subject to other operational and financial requirements that approved insurers must meet in order to remain eligible to insure loans purchased by the GSEs. Refer to “—Trends and Conditions” for recent updates related to these requirements.
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
As mentioned above, another consideration in the development of the dividend strategies for our regulated insurance operating subsidiaries is our expected level of compliance with PMIERs. Under PMIERs, EMICO is subject to operational and financial requirements that approved insurers must meet in order to remain eligible to insure loans purchased by the GSEs.
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
EMICO completed distributions of approximately $242 million to EHI in both April and October of 2022 that supported our ability to pay cash dividends. We intend to use future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility at EHI and return additional capital to shareholders.
The credit agreement entered into in connection with the Facility contains customary restrictions on EHI’s ability to pay cash dividends. Under the credit agreement, EHI is permitted to make cash distributions (1) so long as no Default or Event of Default (as each are defined in the credit agreement) has occurred and is continuing and EHI is in pro forma compliance with its financial covenants as described below at the time of and after giving effect to such payment, (2) within 60 days of declaration of any cash dividend so long as the payment was permitted under the credit agreement at the time of such declaration and (3) other customary exceptions as more fully set forth in the credit agreement.
The credit agreement requires EHI to maintain the following financial covenants: a minimum consolidated net worth equal to the sum of (i) 72.5% of EHI’s consolidated net worth as of June 30, 2022 (“the Closing Date”), (ii) 50% of EHI’s positive consolidated net income for each fiscal quarter after the Closing Date and (iii) 50% of any increase in EHI’s consolidated net worth after the Closing Date resulting from equity issuances or capital contributions; in respect of EMICO, a minimum total adjusted capital amount equal to 72.5% of EMICO’s total adjusted capital as of the Closing Date; a maximum debt-to-total capitalization ratio of 0.35 to 1.00; a minimum liquidity level of $25,000,000; and compliance with all applicable financial requirements under the Private Mortgage Insurer Eligibility Requirements published by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. For

purposes of determining EHI’s compliance with the foregoing financial covenants, the consolidated net worth metric, total adjusted capital metric, debt-to-capitalization ratio and liquidity metric (including, in each case, any component thereof) are each calculated as set forth in the credit agreement.
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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Statutory policyholders’ surplus	$1,136	$1,397	$1,555
Contingency reserves	3,551	3,042	2,518
Combined statutory capital	$4,687	$4,439	$4,073
Adjusted RIF (1)	$60,061	$54,201	$49,104
Combined risk-to-capital ratio	12.8	12.2	12.1
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Statutory policyholders’ surplus	$1,084	$1,346	$1,475
Contingency reserves	3,548	3,041	2,518
Combined statutory capital	$4,632	$4,387	$3,993
Adjusted RIF (1)	$59,663	$54,033	$49,021
EMICO risk-to-capital ratio	12.9	12.3	12.3
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of December 31, 2022, we maintained liquidity in the form of cash and cash equivalents of $514 million compared to $426 million as of December 31, 2021, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations. On August 21, 2020, we issued the 2025 Senior Notes. The GSE Restrictions require us to retain $300 million of the net proceeds in our holding company cash that can be drawn down exclusively for our debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs, until the GSE Conditions are satisfied. We distributed $437 million of the net proceeds to Genworth Holdings at the closing of the offering of our 2025 Senior Notes. The 2025 Senior Notes were issued to persons reasonably believed to be qualified institutional buyers in a private offering exempt from registration pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside of the United States in compliance with Regulation S under the Securities Act. As of December 31, 2022, the balance of the 2025 Senior Notes proceeds required to be held by our holding company was approximately $203 million.
Additionally, on June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of December 31, 2022.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes in both the short-term and long-term. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. The net proceeds of the 2025 Senior Notes offering retained by EHI comprise substantially all of the cash and cash equivalents held directly by EHI and initially available to pay interest on the 2025 Senior Notes. To the extent the net proceeds retained from the offering is used to provide capital support to EMICO, the GSEs and the NCDOI may seek to prevent EMICO from returning that capital to EHI in the form of a dividend, distribution or an intercompany loan. We currently have no material financing commitments, such as drawn lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than the 2025 Senior Notes.
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
The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to our stockholders. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company as a result of the impact of the COVID-19 pandemic, the ensuing economic uncertainty or otherwise. We also cannot predict the impact on our ratings or future ratings of actions taken with respect to our Parent.
The following EMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Change	Date of Rating
Moody’s Investor Service, Inc.	Baa1	Stable	Upgrade	July 21, 2022
Fitch Ratings, Inc.	BBB+	Stable	Affirmed	April 27, 2022
S&P Global Ratings	BBB+	Stable	Upgrade	February 16, 2023

Contractual Obligations and Commitments
We enter into agreements and other relationships with third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations, as the funding of these future cash obligations will be from future cash flows from premiums and investment income. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. An example of obligations that are fixed include future lease payments. An example of obligations that will vary include insurance liabilities that depend on losses incurred. Refer to Note 7 and Note 12 of our audited consolidated financial statements for discussion of borrowings and commitments in contingencies, respectively.
We continue to hold reserves as of December 31, 2022, related to delinquencies from borrower forbearance programs due to COVID-19. We have seen COVID-19-related delinquencies cure above expectations, but reserves recorded related to borrower forbearance have a high degree of estimation. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not perform as we expect. Refer to Note 5 in our audited consolidated financial statements for discussion of our loss reserves.
Refer to Note 2 in our audited consolidated financial statements for the years ended December 31, 2022, 2021 and 2020, for a discussion of recently adopted and not yet adopted accounting standards.
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
Market risk is measured for all investment assets at the individual security level. Market risks that are not fully captured by the quantitative analysis and material market risk changes that occur from the last reporting period to the current are discussed in “—Trends and conditions” and “—Investment Portfolio” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
At December 31, 2022, the effective duration of our investments available-for-sale was 3.6 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.6% in fair value of our investments available-for-sale.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enact Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Loss reserves
As described in Notes 2 and 5 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans (loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s loss reserves were $519 million as of December 31, 2022.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 1989.
Raleigh, North Carolina
February 28, 2023

ENACT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except par value per share amount)	2022	2021
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $5,371,673 and $5,160,174 as of December 31, 2022 and 2021, respectively)	$4,884,760	$5,266,339
Short term investments	3,047	—
Total investments	4,887,807	5,266,339
Cash and cash equivalents	513,775	425,828
Accrued investment income	35,844	31,061
Deferred acquisition costs	26,121	27,220
Premiums receivable (net of allowance for credit losses of $873 and $893 as of December 31, 2022 and 2021, respectively)	41,738	42,266
Other assets	76,391	73,059
Deferred tax asset	127,473	—
Total assets	$5,709,149	$5,865,773
Liabilities and equity
Liabilities:
Loss reserves	$519,008	$641,325
Unearned premiums	202,717	246,319
Other liabilities	143,686	130,604
Long-term borrowings	742,830	740,416
Deferred tax liability	—	1,586
Total liabilities	$1,608,241	$1,760,250
Equity:
Common stock, $0.01 par value; 600,000 shares authorized; 162,779 and 162,840 shares issued and outstanding as of December 31, 2022 and 2021, respectively	$1,628	$1,628
Additional paid-in capital	2,382,068	2,371,861
Accumulated other comprehensive income	(382,744)	83,581
Retained earnings	2,099,956	1,648,453
Total equity	$4,100,908	$4,105,523
Total liabilities and equity	$5,709,149	$5,865,773
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands, except per share amounts)	2022	2021	2020
Revenues:
Premiums	$939,462	$974,949	$971,365
Net investment income	155,311	141,189	132,843
Net investment gains (losses)	(2,036)	(2,124)	(3,324)
Other income	2,309	3,841	5,575
Total revenues	1,095,046	1,117,855	1,106,459
Losses and expenses:
Losses incurred	(94,221)	125,473	379,834
Acquisition and operating expenses, net of deferrals	226,941	231,453	215,024
Amortization of deferred acquisition costs and intangibles	12,405	14,704	20,939
Interest expense	51,699	51,009	18,244
Total losses and expenses	196,824	422,639	634,041
Income before income taxes	898,222	695,216	472,418
Provision for income taxes	194,065	148,531	101,997
Net income	$704,157	$546,685	$370,421

Net income per common share:
Basic	$4.32	$3.36	$2.27
Diluted	$4.31	$3.36	$2.27
Weighted average common shares outstanding:
Basic	162,838	162,840	162,840
Diluted	163,294	162,879	162,840
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2022	2021	2020
Net income	$704,157	$546,685	$370,421
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities	(466,484)	(125,071)	114,947
Foreign currency translation	159	(7)	—
Other comprehensive income (loss)	(466,325)	(125,078)	114,947
Total comprehensive income (loss)	$237,832	$421,607	$485,368
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance December 31, 2019	$1,628	$2,361,978	$93,431	$1,370,038	$3,827,075
Comprehensive income:
Net income	—	—	—	370,421	370,421
Other comprehensive income, net of taxes	—	—	114,947	—	114,947
Dividends to Genworth	—	—	—	(437,353)	(437,353)
Capital contributions from Genworth	—	6,721	—	—	6,721
Balance December 31, 2020	$1,628	$2,368,699	$208,378	$1,303,106	$3,881,811
Cumulative effect of change in accounting, net of taxes	—	—	281	(281)	—
Comprehensive income:
Net income	—	—	—	546,685	546,685
Other comprehensive income, net of taxes	—	—	(125,078)	—	(125,078)
Stock-based compensation expense and exercises and other	—	2,259	—	(763)	1,496
Dividends to Genworth	—	—	—	(200,294)	(200,294)
Capital contributions from Genworth	—	903	—	—	903
Balance December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income:
Net income	—	—	—	704,157	704,157
Other comprehensive income, net of taxes	—	—	(466,325)	—	(466,325)
Repurchase of common stock	—	(1,532)	—	—	(1,532)
Stock-based compensation expense and exercises and other	—	11,739	—	(1,878)	9,861
Dividends	—	—	—	(250,776)	(250,776)
Balance December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$704,157	$546,685	$370,421
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	2,036	2,124	3,324
Amortization of fixed maturity securities discounts and premiums	(3,163)	(8,490)	(5,354)
Amortization of deferred acquisition costs and intangibles	12,405	14,704	20,939
Acquisition costs deferred	(6,678)	(7,266)	(12,722)
Deferred income taxes	(2,298)	(1,424)	11,133
Stock-based compensation expense	9,883	1,496	—
Amortization of debt issuance costs	2,414	2,254	—
Other	(21)	907	6,720
Change in certain assets and liabilities:
Accrued investment income	(4,783)	(1,851)	(5,051)
Premiums receivable	528	4,198	(5,303)
Other assets	(2,297)	(7,319)	5,031
Loss reserves	(122,317)	85,646	320,617
Unearned premiums	(43,602)	(60,626)	(76,513)
Other liabilities	14,246	1,072	71,108
Net cash provided by operating activities	560,510	572,110	704,350
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,216,234)	(1,583,244)	(1,942,464)
Purchase of equity interest	(6,516)	(27,304)	—
Proceeds from sales of fixed maturity securities available-for-sale	534,730	498,811	278,482
Maturities of fixed maturity securities available-for-sale	470,842	712,955	527,070
Change in short-term investments	(3,077)	—	—
Net cash used in investing activities	(220,255)	(398,782)	(1,136,912)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	737,651
Repurchase of common stock	(1,532)	—	—
Dividends paid	(250,776)	(200,294)	(437,353)
Net cash provided by (used in) financing activities	(252,308)	(200,294)	300,298
Net (decrease) increase in cash and cash equivalents	87,947	(26,966)	(132,264)
Cash and cash equivalents at beginning of year	425,828	452,794	585,058
Cash and cash equivalents at end of year	$513,775	$425,828	$452,794
Supplementary disclosure of cash flow information:
Non-cash contributions of capital from Genworth	$—	$—	$6,721
Income taxes paid	$186,152	$145,951	$56,994
Interest paid	$49,090	$47,938	$—
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(1)Nature of business and organization structure
Nature of Business
Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us,” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.) was a wholly owned subsidiary of Genworth Financial, Inc. (“Genworth” or “Parent”) since EHI’s incorporation in Delaware in 2012. On May 3, 2021, EHI amended its certificate of incorporation to change its name from Genworth Mortgage Holdings, Inc. This amendment also authorized EHI to issue 600,000,000 shares of common stock, each having a par value of $0.01 per share. Concurrently, we entered into a share exchange agreement with Genworth Holdings, Inc. (“Genworth Holdings”), pursuant to which Genworth Holdings exchanged the 100 shares of our common stock owned by it, representing all of our issued and outstanding capital stock, for 162,840,000 newly issued shares of common stock, par value $0.01, of EHI. All of the share and per share information presented in the consolidated financial statements, notes to the consolidated financial statements and supplemental schedules to the financial statements has been adjusted to reflect the share exchange on a retroactive basis for all periods and as of all dates presented.
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
We operate our business through our primary insurance subsidiary, Enact Mortgage Insurance Corporation, (“EMICO”), formerly known as Genworth Mortgage Insurance Corporation, with operations in all 50 states and the District of Columbia. We completed name changes to some of our subsidiary legal entities, including EMICO, during the first quarter of 2022. EMICO is an approved insurer by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises, and we refer to them collectively as the “GSEs.”
We also perform fee-based contract underwriting services for mortgage lenders. The provision of underwriting services by mortgage insurers eliminates the duplicative lender and mortgage insurer underwriting activities and expedites the approval process.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
We operate our business in a single segment, which is how our chief operating decision maker (who is our Chief Executive Officer) reviews our financial performance and allocates resources. Our segment includes a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our consolidated financial statements.
On July 20, 2020, Genworth reached a settlement agreement with AXA S.A. (“AXA”) regarding a dispute over payment protection insurance mis-selling claims sold by Genworth’s former lifestyle protection insurance business that was acquired by AXA in 2015. As part of the settlement agreement, Genworth issued a secured promissory note agreeing to pay AXA in two installments in 2023. Under the terms of the secured promissory note, as amended, Genworth pledged as collateral to AXA a 19.9% security interest in our outstanding common stock. On March 3, 2021, Genworth repaid the first installment payment originally due to AXA in June 2022 and a portion of the second installment payment due to AXA in September 2022 from cash proceeds received from the sale of Genworth Mortgage Insurance Australia Limited. On September 21, 2021, Genworth used a portion of the net proceeds from our IPO to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million), excluding future claims still being processed. Following the full repayment of the secured promissory note, AXA released its 19.9% security interest in our outstanding common shares.
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
Our consolidated financial statements have been prepared on a standalone basis. The consolidated financial statements include the accounts of EHI, its subsidiaries and those entities required to be consolidated under the applicable accounting standards. All intercompany transactions and balances have been eliminated.
The consolidated financial statements include allocations of certain Genworth expenses. The allocated expenses relate to various services that have historically been provided to us by Genworth, including investment management, information technology services and administrative services (such as finance, human resources and employee benefit administration). These allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of equity, proportional effort or other relevant measures. Expenses allocated to us are not necessarily representative of the amounts that would have been incurred had we operated independently of Genworth. See Note 11 for further information regarding the allocation of Genworth expenses.
Premiums
For monthly insurance contracts, we report premiums as revenue over the period that coverage is provided. For single premium mortgage insurance contracts, we report premiums over the estimated policy life in accordance with the expected pattern of risk emergence as further described in our accounting policy for unearned premiums. In addition, we refund post-delinquent premiums received to the insured party if the delinquent loan goes to claim. We record a liability for premiums received on the delinquent loans consistent with our expectations of ultimate claim rates.
Net Investment Income and Net Investment Gains and Losses
Investment income is recognized when earned. Income or loss upon call or prepayment of available-for-sale fixed maturity securities is recognized in net investment income, except for hybrid securities

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
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
Investments
The investment portfolios of our subsidiaries are managed by Genworth. We conduct the purchases, sales and related investment management decisions with the advice of Genworth. As part of these services, we are charged an investment management fee, as agreed between both parties. These fees are charged to investment expense and are included in net investment income in the consolidated statements of income. Refer to Note 11 for further details. Investments held at EHI are managed by a third party.
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
The guidance retained most of the existing impairment guidance for available-for-sale fixed maturity securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. Available-for-sale fixed maturity securities in an unrealized loss position are evaluated to determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments. When developing the estimate of cash flows expected to be collected, we utilize an analytical

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
model that provides for various loss scenarios and consider the industry sector, current levels of subordination, geographic location and other relevant characteristics of the security or underlying assets, as well as reasonable and supportable forecasts. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering our amortized cost. We exclude accrued interest related to available-for-sale fixed maturity securities from the estimate of allowance for credit losses. Accrued interest is included in accrued investment income in our condensed consolidated balance sheet. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our available-for-sale fixed maturity securities is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses). We adopted the guidance related to our available-for-sale fixed maturity securities using the modified retrospective method, which did not have a significant impact on our consolidated financial statements.
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
For securities that were deemed to be other-than-temporarily impaired and a non-credit loss was recorded in OCI, the amount recorded as an unrealized gain (loss) represented the difference between the current fair value and the new amortized cost for each period presented. The unrealized gain (loss) on an other-than-temporarily impaired security was recorded as a separate component in OCI until the security was sold or until we recorded an other-than-temporary impairment where we intended to sell the security or were required to sell the security prior to recovery.
To estimate the amount of other-than-temporary impairment attributed to credit losses on debt securities where we did not intend to sell the security and it was not more likely than not that we would be

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
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
Equity Method Investments
Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. Equity method investments not carried at fair value, which are not material as of December 31, 2022, are recorded in other assets on the consolidated balance sheets with their related income recorded within other income in the consolidated statements of income. See Note 3 for details.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
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
Accrued Investment Income
Accrued investment income consists primarily of interest earned on available-for-sale securities. Interest is recognized on an accrual basis, and dividends are recorded as earned on the ex-dividend date. Interest income is not recorded on fixed maturity securities in default and fixed maturity securities delinquent more than 90 days or where collection of interest is improbable.
Deferred Acquisition Costs (“DAC”)
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
Deferred acquisition costs were $26.1 million and $27.2 million as of December 31, 2022 and 2021, respectively. Amortization of DAC was $7.8 million, $14.7 million and $14.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included within amortization of deferred acquisition costs and intangibles in the consolidated statements of income.
Premium Deficiency Reserves (“PDR”)
Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. The discount rate used in the calculation is based upon our pretax investment yield. We do not utilize anticipated investment income on our assets when evaluating the need for a PDR. The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses in our business. The

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
differences between the actual results and our estimates could vary materially. We completed a PDR analysis as of December 31, 2022 and 2021 and determined that no PDR was required.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
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
Share-Based Compensation
Prior to our IPO, certain of our employees participated in Genworth’s incentive plans, under which our employees were granted share-based awards, including stock options. In 2021, we approved an incentive compensation plan that allows EHI to grant share-based awards to its employees and directors.
For grants from both of these plans, compensation expense is recognized based on a grant date fair value, adjusted for expected forfeitures, through the income statement over the respective vesting period of the awards. See Note 10 for additional information related to share-based compensation.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
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
Discussion of adoption of this guidance in relation to our portfolio of fixed maturity securities is included in the discussion of the allowance for credit losses and impairments of available-for-sale securities, above.
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
Fair Value Disclosures
On January 1, 2020, we adopted new accounting guidance related to fair value disclosure requirements as part of the Financial Accounting Standards Board’s (the “FASB”) disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this new accounting guidance using the prospective method for disclosures related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty and the retrospective method for all other disclosures. This accounting guidance did not impact our consolidated financial statements but impacted our fair value disclosures.
Reference Rate Reform
In March 2020 and January 2021, the FASB issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides temporary guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This new guidance provides optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform. In addition to the optional practical expedients, the guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our consolidated financial statements or disclosures. However, the amendments in this guidance may be elected over time, as reference rate reform activities occur and therefore, this guidance may impact our procedures as we implement measures to transition away from LIBOR.
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
Accounting Pronouncements Not Yet Adopted
No significant new pronouncements.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the year ended December 31:

(Amounts in thousands)	2022	2021	2020
Fixed maturity securities available-for-sale	$153,649	$146,587	$136,143
Cash, cash equivalents and short-term investments	7,167	74	2,180
Gross investment income before expenses and fees	160,816	146,661	138,323
Investment expenses and fees	(5,505)	(5,472)	(5,480)
Net investment income	$155,311	$141,189	$132,843

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in thousands)	2022	2021	2020
Fixed maturity securities available-for-sale:
Gross realized gains	$1,997	$2,077	$1,884
Gross realized (losses)	(4,206)	(1,871)	(3,478)
Net realized gains (losses)	(2,209)	206	(1,594)
Other-than-temporary impairments	—	—	(1,730)
Change in allowance for credit losses on fixed maturity securities	173	(2,330)	—
Net investment gains (losses)	$(2,036)	$(2,124)	$(3,324)
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income ("AOCI”) were as follows as of December 31:

(Amounts in thousands)	2022	2021	2020
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(486,913)	$106,165	$264,680
Short-term investments	(30)	—	—
Unrealized gains (losses) on investment securities	(486,943)	106,165	264,680
Income taxes	104,047	(22,577)	(56,302)
Net unrealized investment gains (losses)	$(382,896)	$83,588	$208,378
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the years ended December 31:

(Amounts in thousands)	2022	2021	2020
Beginning balance	$83,588	$208,378	$93,431
Cumulative effect of change in accounting, net of taxes	—	281	—
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(595,317)	(158,665)	140,253
Provision for income taxes	127,088	33,757	(27,946)
Change in unrealized gains (losses) on investment securities	(468,229)	(124,908)	112,307
Reclassification adjustments to net investment (gains) losses, net of taxes of $(464), $43 and $(702), respectively	1,745	(163)	2,640
Change in net unrealized investment gains (losses)	(466,484)	(125,071)	114,947
Ending balance	$(382,896)	$83,588	$208,378
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Fixed Maturity Securities Available-For-Sale
As of December 31, 2022, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$46,319	$59	$(1,609)	$44,769
State and political subdivisions	515,935	1,815	(97,894)	419,856
Non-U.S. government	10,607	—	(1,258)	9,349
U.S. corporate	2,886,269	1,355	(240,761)	2,646,863
Non-U.S. corporate	716,333	158	(63,647)	652,844
Residential mortgage-backed	11,162	—	(119)	11,043
Other asset-backed	1,185,048	462	(85,474)	1,100,036
Total fixed maturity securities available-for-sale	$5,371,673	$3,849	$(490,762)	$4,884,760
Short-term investments	$3,077	$—	$(30)	$3,047
Total investments	$5,374,750	$3,849	$(490,792)	$4,887,807
As of December 31, 2021, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized Gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$56,547	$1,863	$(2)	$58,408
State and political subdivisions	531,927	10,982	(4,456)	538,453
Non-U.S. government	22,358	248	(190)	22,416
U.S. corporate	2,863,100	98,293	(16,090)	2,945,303
Non-U.S. corporate	652,503	17,556	(3,465)	666,594
Other asset-backed	1,033,739	6,989	(5,563)	1,035,165
Total fixed maturity securities available-for-sale	$5,160,174	$135,931	$(29,766)	$5,266,339
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of December 31, 2022 or December 31, 2021.
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2022:

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$43,873	$(1,600)	18	$96	$(9)	1	$43,969	$(1,609)	19
State and political subdivisions	203,752	(40,988)	43	196,235	(56,906)	46	399,987	(97,894)	89
Non-U.S. government	—	—	—	9,349	(1,258)	1	9,349	(1,258)	1
U.S. corporate	2,033,713	(131,150)	468	568,171	(109,611)	92	2,601,884	(240,761)	560
Non-U.S. corporate	486,117	(35,515)	125	155,345	(28,132)	27	641,462	(63,647)	152
Residential mortgage-backed	11,043	(119)	6	—	—	—	11,043	(119)	6
Other asset-backed	655,525	(31,684)	217	375,810	(53,790)	71	1,031,335	(85,474)	288
Total for fixed maturity securities in an unrealized loss position	$3,434,023	$(241,056)	877	$1,305,006	$(249,706)	238	$4,739,029	$(490,762)	1,115
We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the table above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value is largely due to rising interest rates and recent market volatility and is not indicative of credit losses. The issuers continue to make timely principal and interest payments.
For all securities in an unrealized loss position without an allowance for credit losses, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell, nor do we expect that we will be required to sell, these securities prior to recovering our amortized cost.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of December 31, 2022, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$184,483	$183,091
Due after one year through five years	2,241,657	2,104,796
Due after five years through ten years	1,519,920	1,294,391
Due after ten years	229,403	191,403
Subtotal	4,175,463	3,773,681
Residential mortgage-backed	11,162	11,043
Other asset-backed	1,185,048	1,100,036
Total fixed maturity securities available-for-sale	$5,371,673	$4,884,760
As of December 31, 2022, securities issued by the finance and insurance, technology and communications, consumer-non-cyclical and utilities industry groups represented approximately 32%, 14%, 11% and 10% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of December 31, 2022 and 2021, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of December 31, 2022 and 2021, $25.1 million and $22.9 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
Equity Method Investments
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings, a subsidiary of Genworth, for $27 million, its estimated fair value. The primary asset of the entity is a minority ownership interest in a mortgage guarantee business in India. We invested an additional $6.5 million during 2022. Based on our ownership percentage, we have concluded that we have significant influence over the entity and have classified our interest as an equity method investment which is recorded within other assets.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2022.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of December 31, 2022 and 2021.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 88% of our portfolio was priced using third-party pricing services as of December 31, 2022. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers. The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2022:

2022 (Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$44,769	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$419,856	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$9,349	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,246,336	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$481,706	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Residential mortgage-backed	$11,043	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,096,555	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $179.9 million and $76.0 million, respectively, as of December 31, 2022. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $6.7 million as of December 31, 2022.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $312.6 million as of December 31, 2022.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$44,769	$—	$44,769	$—
State and political subdivisions	419,856	—	419,856	—
Non-U.S. government	9,349	—	9,349	—
U.S. corporate	2,646,863	—	2,426,237	220,626
Non-U.S. corporate	652,844	—	557,690	95,154
Residential mortgage-backed	11,043	—	11,043	—
Other asset-backed	1,100,036	—	1,096,555	3,481
Total fixed maturity securities	4,884,760	—	4,565,499	319,261
Short-term investments	3,047	—	3,047	—
Total	$4,887,807	$—	$4,568,546	$319,261

	2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$58,408	$—	$58,408	$—
State and political subdivisions	538,453	—	538,453	—
Non-U.S. government	22,416	—	22,416	—
U.S. corporate	2,945,303	—	2,724,570	220,733
Non-U.S. corporate	666,594	—	582,930	83,664
Other asset-backed	1,035,165	—	1,010,942	24,223
Total	$5,266,339	$—	$4,937,719	$328,620
We had no liabilities recorded at fair value as of December 31, 2022 and 2021.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in thousands)	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)							Ending balance as of December 31, 2022	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Settlements	Transfer into Level 3(1)	Transfer out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,733	$(54)	$(35,762)	$54,969	$(5,000)	$(850)	$—	$(13,410)	$220,626	$(54)	$(35,390)
Non-U.S. corporate	83,664	(330)	(10,341)	24,687	—	(10,422)	11,615	(3,719)	95,154	(329)	(10,049)
Other asset-backed	24,223	3	(1,996)	26,295	—	—	—	(45,044)	3,481	2	(119)
Total	$328,620	$(381)	$(48,099)	$105,951	$(5,000)	$(11,272)	$11,615	$(62,173)	$319,261	$(381)	$(45,558)
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)							Ending balance as of December 31, 2021	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI	Purchases	Sales	Settlements	Transfer into Level 3(1)	Transfer out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$119,373	$(121)	$(6,374)	$126,858	$—	$(8,914)	$7,397	$(17,486)	$220,733	$(121)	$(6,537)
Non-U.S. corporate	95,751	786	2,695	46,786	—	(25,149)	3,010	(40,215)	83,664	(251)	(1,148)
Other asset-backed	13,781	—	(484)	34,493	—	(11,248)	—	(12,319)	24,223	—	(401)
Total	$228,905	$665	$(4,163)	$208,137	$—	$(45,311)	$10,407	$(70,020)	$328,620	$(372)	$(8,086)
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

	Balance as of January 1, 2020	Total realized and unrealized gains (losses)							Balance as of December 31, 2020	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI	Purchases	Sales	Settlements	Transfer into Level 3(1)	Transfer out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$99,862	$162	$2,663	$70,552	$—	$(13,332)	$18,216	$(58,750)	$119,373	$(103)	$4,694
Non-U.S. corporate	77,189	1,683	(889)	32,000	—	(16,471)	27,641	(25,402)	95,751	(18)	(1,219)
Other asset-backed	4,038	—	304	40,868	—	(1,946)	—	(29,483)	13,781	—	(122)
Total	$181,089	$1,845	$2,078	$143,420	$—	$(31,749)	$45,857	$(113,635)	$228,905	$(121)	$3,353
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
Purchases, sales and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.
The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities recorded within net investment income.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2022:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted-average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$217,399	Credit spreads	55 - 205	140
Non-U.S. corporate	Internal models	$95,154	Credit spreads	83 - 211	129
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
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	December 31,
	2022		2021
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$742,830	$739,020	$740,416	$821,033
(5)Loss reserves
Activity for the liability for loss reserves is summarized as follows:

(Amounts in thousands)	2022	2021	2020
Loss reserves, beginning of year	$641,325	$555,679	$235,062
Run-off reserves	(681)	(654)	(1,597)
Net loss reserves, beginning of year	640,644	555,025	233,465

Losses incurred related to current accident year	219,461	141,225	364,548
Losses incurred related to prior accident years	(313,652)	(15,822)	16,202
Total incurred (1)	(94,191)	125,403	380,750

Losses paid related to current accident year	(352)	(237)	(1,103)
Losses paid related to prior accident years	(27,771)	(39,547)	(58,087)
Total paid (1)	(28,123)	(39,784)	(59,190)

Net loss reserves, end of year	518,330	640,644	555,025
Run-off reserves	678	681	654
Loss reserves, end of year	$519,008	$641,325	$555,679
_______________
(1)Losses and LAE incurred and paid exclude losses related to our run-off business.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
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
In 2022, losses and LAE incurred of $219.5 million related to insured events of the current accident year was primarily attributable to new delinquencies coupled with $46 million of reserve strengthening on current year delinquencies. Due to uncertainty in the current economic environment, we increased the expected claim rate on new delinquencies in 2022, which contributed to these amounts. A portion of new delinquencies in the periods presented were from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. Through the third quarter of 2022, when establishing loss reserves for borrowers in forbearance, we assumed a lower rate of delinquencies becoming active claims, which has the effect of producing a lower reserve compared to delinquencies that are not in forbearance. Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after, COVID-19 brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, we initially leveraged our prior hurricane experience and have recently layered in cure activity from COVID-19 related delinquencies as considerations in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of COVID-19. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments as well as the timing and severity of those payments.
During 2022, we experienced favorable reserve development of $313.7 million in incurred losses attributable to prior years, primarily from better-than-expected cure performance on COVID-19 delinquencies from 2020 and 2021. The change was almost exclusively attributable to $314 million in favorable reserves adjustments.
During 2021, we experienced favorable reserve development of $15.8 million in incurred losses attributable to prior years, primarily from lower expected claim rates on pre-COVID-19 delinquencies. Included within this decrease to incurred losses attributable to prior years, we recorded $22.0 million in favorable reserve adjustments.
In 2020, losses and LAE incurred of $364.5 million related to insured events of the current accident year was primarily attributable to a significant increase in the number of new delinquencies driven mostly by borrower forbearance as a result of COVID-19.
During 2020, we experienced unfavorable reserve development of $16.2 million in incurred losses attributable to prior years, primarily from higher expected claim rates due to economic conditions occurring in the COVID-19 environment. Included within this increase to incurred losses attributable to prior years, we recorded $28.4 million in unfavorable reserves adjustments, primarily associated with higher expected, future claim rates, partially offset by a $12.2 million decrease, primarily due to higher-than-expected delinquency cures.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the net incurred claims as of December 31, 2022. The information about the incurred claims development for the years ended December 31, 2012 to 2022, is presented as supplementary information.

(Dollar amounts in thousands)		Incurred claims and allocated loss adjustment expenses, net of reinsurance (2)									Total IBNR liabilities including expected development on reported claims as of December 31, 2022	Number of reported delinquencies(3)
	For the years ended December 31,
Accident year (1)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$475,120	$407,106	$391,523	$386,794	$383,366	$382,231	$380,949	$381,546	$381,064	$380,444	$74	22,502
2014	—	327,857	287,865	268,980	260,752	258,872	258,172	259,006	258,807	258,272	105	17,809
2015	—	—	235,251	208,149	186,077	180,923	179,650	179,599	179,258	178,664	120	15,400
2016	—	—	—	198,121	161,041	138,784	136,381	136,754	136,258	135,199	155	13,970
2017	—	—	—	—	170,713	120,568	101,755	105,079	103,565	101,419	147	15,097
2018	—	—	—	—	—	116,842	83,959	84,138	78,367	73,164	235	11,269
2019	—	—	—	—	—	—	105,734	111,089	97,490	71,053	468	11,883
2020	—	—	—	—	—	—	—	364,547	362,347	107,337	402	38,863
2021	—	—	—	—	—	—	—	—	141,225	119,364	513	12,585
2022	—	—	—	—	—	—	—	—	—	219,461	24,266	14,329
Total incurred										$1,644,377	$26,485
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Excludes incurred claims and allocated LAE related to run-off business.
(3)Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.
The following table sets forth paid claims development, net of reinsurance, for the year ended December 31, 2022, and a reconciliation to our total loss reserves as of December 31, 2022. The information about paid claims development for the years ended December 31, 2012 to 2022, is presented as supplementary information.

(Amounts in thousands)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance (2)
Accident year (1)	For the years ended December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$44,334	$202,095	$297,029	$340,031	$361,973	$372,374	$375,243	$376,138	$377,111	$377,462
2014	—	21,494	126,404	195,461	232,502	246,963	252,549	254,218	254,835	255,273
2015	—	—	12,688	84,706	145,362	167,458	172,825	174,561	175,513	176,433
2016	—	—	—	9,593	63,585	109,793	123,800	126,893	128,160	129,267
2017	—	—	—	—	5,733	45,879	77,297	87,272	89,896	92,079
2018	—	—	—	—	—	3,134	31,625	48,183	55,267	59,046
2019	—	—	—	—	—	—	1,871	17,595	30,728	38,283
2020	—	—	—	—	—	—	—	1,104	8,268	12,854
2021	—	—	—	—	—	—	—	—	237	2,192
2022	—	—	—	—	—	—	—	—	—	352
Total paid										$1,143,241
Total incurred										$1,644,377
Total paid										1,143,241
All outstanding liabilities before 2013, net of reinsurance										17,194
Run-off reserves										678
Total loss reserves										$519,008
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Excludes cumulative paid claims and allocated claim adjustment expenses related to run-off business.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
The following table sets forth our average payout of incurred claims by age as of December 31, 2022:

Average annual percentage payout of incurred claims, net of reinsurance, by age (unaudited) (1)
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	4.8%	30.1%	24.5%	11.2%	4.1%	1.8%	0.7%	0.3%	0.2%	0.1%
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
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

(Amounts in thousands)	2022	2021	2020
Net premiums written:
Direct	$975,351	$985,826	$943,504
Assumed	259	319	432
Ceded	(79,750)	(71,822)	(49,083)
Net premiums written	$895,860	$914,323	$894,853
Net premiums earned:
Direct	$1,018,953	$1,046,452	$1,020,016
Assumed	259	319	432
Ceded	(79,750)	(71,822)	(49,083)
Net premiums earned	$939,462	$974,949	$971,365
The difference of $43.6 million between written premiums of $895.9 million and earned premiums of $939.5 million represents the decrease in unearned premiums for the year ended December 31, 2022. The decrease in unearned premiums was mainly the result of policy cancellations in our single premium mortgage insurance product. Assumed premium as a percentage of net premium earned is 0.0% for the years ended December 31, 2022, 2021 and 2020.
Excess-of-loss reinsurance
We engage in excess-of-loss (“XOL”) insurance transactions either through a panel of traditional reinsurance providers or through collateralized reinsurance with unaffiliated special purpose insurers (“Triangle Re Entities”). During the respective coverage periods of these agreements, EMICO retains the first layer of aggregate loss exposure on covered policies while the reinsurer provides the second layer of coverage, up to the defined reinsurance coverage amount. EMICO retains losses in excess of the respective reinsurance coverage amount.
The Triangle Re Entities fully collateralize their coverage by issuing insurance-linked notes (“ILNs”) to eligible capital market investors in unregistered private offerings. Traditional reinsurance providers collateralize a portion of their coverage by holding funds in trust. We believe that the risk transfer

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
requirements for reinsurance accounting were met as these excess of loss insurance transactions assume significant insurance risk and a reasonable possibility of significant loss.
EMICO has rights to terminate the ILNs or traditional XOL reinsurance agreements upon the occurrence of certain events.
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of December 31, 2022:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2020-1 Ltd.	10/22/2020	1/01/2020 - 8/31/2020	$522	$522	$350	$65
Triangle Re 2021-1 Ltd.	3/02/2021	1/01/2014 - 12/31/2018, 10/01/2019 - 12/31/2019	$212	$212	$495	$147
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$189	$303	$248
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$303	$372	$346
Total						$806

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2020 XOL	1/01/2020	1/01/2020 - 12/31/2020	$691	$691	$168	$54
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$671	$206	$192
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$462	$196	$196
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$385	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$317	$289	$282
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$264	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$256	$201	$193
Total						$978
(7)Borrowings
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2022	2021
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(7,170)	(9,584)
Total	$742,830	$740,416
On August 21, 2020, we issued $750 million in aggregate principal amount of 6.5% senior notes due in 2025. The notes mature on August 15, 2025, but at any time on or after February 15, 2025, we may redeem the notes in whole or in part at our option at 100% of the principal amount plus accrued and unpaid interest. The notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if we breach the terms of the indenture.
We committed to retain $300 million of the net proceeds from the issuance of these notes that can be drawn down exclusively for our debt service or to contribute to EMICO to meet its regulatory capital needs. As of December 31, 2022, the balance of the 2025 Senior Notes proceeds required to be held by the holding company was approximately $203 million.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Revolving Credit Agreement
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million, including the ability for EHI to increase the commitments under the Facility, on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Borrowings under the Facility will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at EHI’s option, plus an applicable margin. The applicable margins are based on the ratings established by certain debt rating agencies for EHI’s senior unsecured debt.
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance of all covenants of the Facility and the Facility remained undrawn as of December 31, 2022.
(8)Income taxes
Income before income taxes of $898.2 million, $695.1 million and $472.4 million in 2022, 2021 and 2020, respectively, was domestic.
The total provision for income taxes was as follows for the years ended December 31:

(Amounts in thousands)	2022	2021	2020
Current federal income taxes	$192,191	$147,213	$89,940
Deferred federal income taxes	(1,971)	(1,454)	9,619
Total federal income taxes	190,220	145,759	99,559
Current state income taxes	4,171	2,742	924
Deferred state income taxes	(326)	30	1,514
Total state income taxes	3,845	2,772	2,438
Total provision for income taxes	$194,065	$148,531	$101,997
We had current income taxes payable of $9.1 million as of December 31, 2022 which was recorded in other liabilities. We had current income taxes receivable of $1.1 million as of December 31, 2021 which was recorded in other assets.
We paid federal taxes of $182.2 million and state taxes of $4.0 million for the year ended December 31, 2022; federal taxes of $143.5 million and state taxes of $2.4 million for the year ended December 31, 2021; and federal taxes of $55.4 million and state taxes of $1.6 million for the year ended December 31, 2020.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.3	0.3	0.4
Other, net (1)	0.3	0.1	0.2
Effective rate	21.6%	21.4%	21.6%
_______________
(1)“Other, net” is comprised primarily of nondeductible expenses, prior year true-ups and tax-exempt income.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
The components of the deferred income taxes were as follows as of December 31:

(Amounts in thousands)	2022	2021
Assets:
Accrued commissions and general expenses	$12,162	$8,670
Net unrealized losses on investment securities	104,047	—
Unearned premium and loss reserves	33,576	35,331
State income taxes	8,297	6,961
Other	3,330	3,696
Gross deferred income tax assets	161,412	54,658
Valuation allowance	(7,284)	(6,268)
Total deferred income tax assets	154,128	48,390
Liabilities:
Deferred acquisition costs	5,460	5,697
Net unrealized gains on investment securities	—	22,577
Investments	17,512	16,923
Other	3,683	4,779
Total deferred income tax liabilities	26,655	49,976
Net deferred income tax asset (liability)	$127,473	$(1,586)
The above valuation allowances of $7.3 million and $6.3 million as of December 31, 2022 and 2021, respectively, related to state deferred tax assets. The state deferred tax assets related primarily to the future deductions associated with non-insurance and insurance net operating loss (“NOL”) carryforwards.
As of December 31, 2022, there were no U.S. federal NOL carryforwards.
Except as discussed above with regard to our state deferred tax assets, we have not established a valuation allowance with respect to any other deferred tax assets as of December 31, 2022, based primarily upon projections of future taxable income. With respect to deferred tax assets associated with unrealized losses on investment securities, management has the ability and intent to execute tax planning strategies, including to hold those investment assets to recovery or maturity. We have determined that such strategies are prudent and feasible, and would be implemented, if necessary, to ensure recognition of the deferred tax asset. After consideration of all available evidence, we concluded that it is more likely than not that these deferred tax assets will be realized. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance which could have a material impact on our consolidated financial statements in future periods.
There were no unrecognized tax benefits as of December 31, 2022 and 2021.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. We have recorded $0 of benefits related to interest and penalties for 2022, 2021 and 2020.
As previously discussed, we have elected to participate in the Genworth consolidated return. All Genworth companies domesticated in the United States are included in the Genworth consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. We are not currently subject to any significant examinations by federal or state income tax authorities. Generally, we are no longer subject to federal or state income tax examinations for years prior to 2019.
We are part of the 2021 Amended and Restated Tax Allocation Agreement (“TAA”) between Genworth and certain of our subsidiaries. The TAA was approved by state insurance regulators and our

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Board of Directors. The tax allocation methodology is based on the separate return liabilities with offsets for losses and credits utilized to reduce the current consolidated tax liability as allowed by applicable law and regulation. Our policy is to settle intercompany tax balances quarterly, with a final settlement after filing of Genworth’s federal consolidated U.S. corporate income tax return.
Additionally, Enact Mortgage Insurance Corporation, Enact Mortgage Reinsurance Corporation, Enact Mortgage Insurance Corporation of North Carolina and Enact Financial Assurance Corporation (collectively, the “MI Group”), were parties to a supplemental tax sharing agreement that allowed them to accelerate the utilization of benefits as if they filed a stand-alone MI Group federal income tax return, even if those benefits had not been utilized in the consolidated federal return (“deemed used losses”). If any deemed used losses are subsequently actually used in a consolidated return, the members of the MI Group which received the benefit for such deemed used losses would not receive a second benefit for such losses. Also, if any member of the MI Group received benefit for any deemed used losses and leaves the consolidated group before such deemed used losses are actually used in a consolidated return, such member will repay such benefit received. Any benefits generated by the MI Group after January 1, 2021 will follow the TAA mentioned above, which does not allow for an acceleration when utilizing benefits.
The TAA prevents any allocation of tax to a separate company that is greater than the tax incurred on a separate company basis, subject to consolidated loss carry-forward adjustments. The total tax refund allocated to the MI Group, therefore, may exceed the consolidated tax refund received.
Separate Return Method
If during the year ended December 31, 2022, we had computed taxes using the separate return method, the unaudited pro forma provision for income taxes would remain unchanged.
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
Pension and Retiree Health and Life Insurance Benefit Plans
Most of our employees are enrolled in a qualified defined contribution pension plan sponsored by Genworth. The plan is 100% funded by Genworth. Genworth makes annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. Expenses associated with the qualified defined contribution pension plan were $2.1 million, $2.1 million, and $2.7 million in 2022, 2021 and 2020, respectively.
In addition, certain employees also participate in non-qualified defined contribution plans and qualified and non-qualified defined benefit pension plans sponsored by Genworth. Expenses associated with non-qualified defined contribution plans were $1.2 million, $1.0 million and $0.8 million for 2022, 2021 and 2020, respectively. Expenses allocated to us for qualified and non-qualified defined benefit pension plans were $0.3 million, $0.4 million, and $0.3 million in 2022, 2021 and 2020, respectively.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Genworth provides retiree health benefits to our employees hired prior to January 1, 2005, who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, Genworth announced that eligibility for retiree medical benefits will be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. Genworth also provides retiree life and long-term care insurance benefits. Expenses allocated to us for retiree health and life insurance benefits plans were $0.5 million, $0.5 million and $0.5 million for the years ended 2022, 2021 and 2020, respectively.
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
Our cost associated with these plans was $3.2 million, $3.4 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability dental and long-term care insurance, among others. Our long-term care insurance is provided through Genworth’s long-term care insurance products.
(10)Share-based compensation
EHI share-based compensation
Beginning with our initial public offering in 2021, we offer share-based awards to employees and directors including restricted stock units (“RSUs”) and performance stock units (“PSUs”) for employees and deferred stock units (“DSUs”) to directors. In 2021, the Enact Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) was adopted and approved by EHI’s stockholders. Under the 2021 Omnibus incentive Plan, EHI was authorized to grant a maximum number of shares of Common Stock for issuance not to exceed 4 million shares.
Share-based compensation expense under the 2021 Omnibus Plan was $9.9 million and $1.5 million, for the years ended December 31, 2022 and 2021, respectively, and is recorded with acquisition and operating expenses, net of deferrals in the consolidated statement of income. Stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
During 2022 and 2021, the Company issued RSUs to our employees with average restriction periods of three years and a weighted average fair value of $22.18 and $19.02, respectively. Each grant was measured at the fair value of a share of the Company’s Class A Common Stock on the grant date.
The PSUs granted in 2022 have a three-year measurement period starting on January 1, 2022, going through December 31, 2024. The performance metrics are based on Enact’s consolidated book value per share growth at the end of the performance period, calculated as the increase in book value divided by the number of shares outstanding from January 1, 2022 to December 31, 2024. The PSUs were granted at fair value as of the approval date by Enact Holdings’ Board of Directors.
In connection with cash dividends paid in 2022 and the fourth quarter of 2021, dividend equivalent shares were issued to RSU, PSU and DSU holders as of the dividend date. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors.
The following table summarizes the status of the equity-based awards as of December 31, 2022:

	RSUs		PSUs		DSUs
Awards in thousands	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of December 31, 2020	—	$—	—	$—	—	$—
Granted	628	$19.02	—	$—	17	$20.87
Dividend equivalents	36	$21.25	—	$—	—	$—
Terminated	(10)	$19.00	—	$—	—	$—
Balance as of December 31, 2021	654	$19.02	—	$—	17	$20.87
Granted	322	$22.18	156	$22.15	78	$22.02
Dividend equivalents	62	$24.00	10	$24.00	5	$23.98
Exercised	(3)	$19.00	—	$—	—	$—
Terminated	(26)	$19.73	—	$—	—	$—
Balance as of December 31, 2022	1,009	$20.07	166	$22.15	100	$21.81
As of December 31, 2022 and December 31, 2021, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $12.6 million and $11.0 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years.
Genworth share-based compensation
Prior to May 2012, share-based awards were granted to employees and directors, including stock options, stock appreciation rights (“SARs”) and RSUs under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by Genworth’s stockholders. Under the 2012 Omnibus Incentive Plan, Genworth was authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”) was approved by Genworth’s stockholders. Under the 2018 Omnibus Incentive Plan, Genworth is authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. The 2004 Omnibus Incentive Plan together with the 2012 Omnibus Incentive Plan and the 2018 Omnibus Incentive Plan are referred to collectively as the “Omnibus Incentive Plans.”
Share-based compensation expense under the Omnibus Incentive Plans was $3.9 million, $5.5 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
included within acquisition and operating expenses, net of deferrals in the consolidated statements of income. For awards issued prior to January 1, 2006, share-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, share-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
For purposes of determining the fair value of share-based payment awards on the date of grant, Genworth has historically used the Black-Scholes Model. However, no SARs or stock options were granted during 2022, 2021 or 2020 and therefore the Black-Scholes Model was not used in those respective years. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies.
During 2021 and 2020, Genworth issued RSUs to our employees with average restriction periods of three years, with a fair value of $3.31 and $3.53, respectively, which were measured at the market price of a share of Genworth’s Class A Common Stock on the grant date.
During 2021 and 2020, we granted PSUs with a weighted-average fair value of $3.45 and $3.03, respectively. The PSUs were granted at market price as of the approval date by Genworth’s Board of Directors. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.
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
Expense associated with our PSUs was less than $1.0 million in 2022, $1.3 million in 2021 and less than $1.0 million in 2020.
In 2021 and 2020, Genworth granted cash awards with a fair value of $1.00. Genworth has performance-based cash awards, which vested and paid out in 2021. Genworth also has time-based cash awards, which vest over three years, with a third of the payout occurring per year as determined by the

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
vesting period, beginning on the first anniversary of the grant date. The following table summarizes cash award activity as of December 31, 2022, 2021 and 2020:

(Number of awards in thousands)	Performance-based cash awards	Time-based cash awards
Balance as of January 1, 2020	1,453	5,536
Granted	—	3,569
Performance adjustment	261	—
Vested	(1,178)	(2,324)
Forfeited	(6)	(214)
Balance as of January 1, 2021	530	6,567
Granted	—	4,330
Performance adjustment	449	83
Vested	(979)	(3,348)
Forfeited	—	(685)
Balance as of December 31, 2021	—	6,947
Granted	—	—
Employee transfer	—	556
Vested	—	(3,600)
Forfeited	—	(115)
Balance as of December 31, 2022	—	3,788
The following table summarizes stock option activity as of December 31, 2020:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2020	78	$14.18
Granted	—	$—
Exercised	—	$—
Expired and forfeited	(78)	$14.18
Balance as of December 31, 2020	—	$—
There was no stock option activity for the periods ended December 31, 2022 and 2021 and no stock options outstanding as of December 31, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
The following table summarizes the status of other equity-based awards as of December 31, 2022, 2021 and 2020:

	RSUs		PSUs		SARs
Awards in thousands	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2020	135	$3.36	135	$4.61	642	$2.76
Granted	134	$3.53	134	$3.03	—	$—
Exercised	(45)	$3.36	—	$—	—	$—
Terminated	—	$—	—	$—	(97)	$2.77
Balance as of January 1, 2021	224	$3.46	269	$3.82	545	$2.76
Granted	316	$3.31	303	$3.45	—	$—
Employee transfer	—	$—	—	$—	18	$2.77
Exercised	(90)	$3.44	—	$—	—	$—
Terminated	—	$—	—	$—	(87)	$3.12
Balance as of December 31, 2021	450	$3.36	572	$3.63	476	$2.70
Granted	—	$—	—	$—	—	$—
Performance adjustment	—	$—	135	$4.61	—	$—
Employee transfer	32	$5.13	—	$—	49	$2.71
Exercised	(195)	$3.37	(270)	$4.61	—	$—
Terminated	—	$—	—	$—	(160)	$2.54
Balance as of December 31, 2022	287	$3.55	437	$3.32	365	$2.77
As of December 31, 2022, and 2021, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $1.1 million and $2.5 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately one year and less than one year, respectively.
In 2022 and 2021, there was no cash received from stock options exercised in each year. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $0.7 million and $0.7 million as of December 31, 2022 and 2021, respectively.
(11)Related party transactions
Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $30.4 million, $44.5 million and $50.3 million in 2022, 2021 and 2020, respectively.
The investment portfolios of our insurance subsidiaries are managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the consolidated statements of income. The total investment expenses paid to Genworth were $5.5 million, $5.2 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans. See Note 9 and Note 10 for further information.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.7 million, $0.3 million and $1.3 million for these services in 2022, 2021 and 2020, respectively.
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings. Refer to Note 3 for further details.
We paid cash dividends of $204.6 million, $163.4 million and $437.4 million to Genworth in 2022, 2021 and 2020, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. Refer to Note 15 for further details on dividend restrictions.
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
The consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of December 31:

(Amounts in thousands)	2022	2021
Amounts payable to Genworth	$9,291	$8,316
Amounts receivable from Genworth	$167	$133
(12)Commitments and contingencies
Leases
Our operating leases consist predominantly of office space. Operating lease right-of-use assets of $13.6 million and $15.5 million as of December 31, 2022 and 2021, respectively, were recorded in other assets on the consolidated balance sheets. Operating lease liabilities of $15.9 million and $17.7 million as of December 31, 2022 and 2021, respectively, were recorded in other liabilities on the consolidated balance sheets. Operating lease expenses were approximately $3.4 million, $3.9 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Our remaining lease terms ranged from less than 4 years to 5 years and had a weighted-average remaining lease term of 5 years and 6 years as of December 31, 2022, and 2021, respectively. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 7.1% as of

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
December 31, 2022 and 2021. The following table presents future minimum rent payments under operating leases as of December 31, 2022:

(Amounts in thousands)	Future minimum payments under operating leases
2023	$3,443
2024	3,800
2025	3,885
2026	3,890
2027	3,936
2028 and thereafter	—
Total lease payments	18,954
Imputed interest	(3,019)
Operating lease liabilities	$15,935
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
(13)Stockholders’ Equity
Share Repurchase Program
On November 1, 2022, our board of directors approved a share repurchase program authorizing the Company to spend up to $75 million, excluding commissions, to repurchase EHI common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. EHI generally operates its share repurchase programs pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. During the year ended December 31, 2022, the Company purchased 63,571 shares at an average price of $24.10 per share, including commissions. As of December 31, 2022, $73.5 million remained available under this program. All treasury stock has been constructively retired as of December 31, 2022.
Subsequent to year end, the Company purchased 253,689 shares at an average price of $24.13 through January 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Cash Dividends
In the second, third, and fourth quarters of 2022, we paid quarterly cash dividends of $0.14 per share. On December 6, 2022, we paid a special cash dividend of $1.12 per share, totaling approximately $183 million.

(14)Accumulated other comprehensive income (loss)
The following table presents a roll-forward of accumulated other comprehensive income (loss), net of taxes:

(Amounts in thousands)	Net unrealized gains (losses) on investments	Foreign currency translation	Total
Balance January 1, 2020, net of tax	$93,431	$—	$93,431
Other comprehensive income (loss) before reclassifications	112,307	—	112,307
Amounts reclassified from other comprehensive income (loss)	2,640	—	2,640
Total other comprehensive income (loss)	114,947	—	114,947
Balance January 1, 2021, net of tax	208,378	—	208,378
Cumulative effect of changes in accounting	281	—	281
Other comprehensive income (loss) before reclassifications	(124,908)	(7)	(124,915)
Amounts reclassified from other comprehensive income (loss)	(163)	—	(163)
Total other comprehensive income (loss) and other adjustments	(124,790)	(7)	(124,797)
Balance December 31, 2021, net of tax	83,588	(7)	83,581
Other comprehensive income (loss) before reclassifications	(468,229)	159	(468,070)
Amounts reclassified from other comprehensive income (loss)	1,745	—	1,745
Total other comprehensive income (loss)	(466,484)	159	(466,325)
Balance December 31, 2022, net of tax	$(382,896)	$152	$(382,744)
The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item in consolidated statement of income
(Amounts in thousands)	2022	2021	2020
Net unrealized gains (losses) on investments	$(2,209)	$206	$(3,342)	Net investment gains (losses)
Benefit (expense) for income taxes	464	(43)	702	Provision for income taxes

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
(15)Statutory information
Statutory Accounting Principles
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. These statements of statutory accounting principles (“SSAP”) are established by a variety of National Association of Insurance Commissioners ("NAIC") publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2022, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-to-capital ratios being different from what would have been reported had NAIC statutory accounting practices been followed.
The key areas where SSAP financial statements differ from financial statements presented on a U.S. GAAP basis include:
(a)Under SSAP, mortgage insurance companies are required each year to establish a special contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums earned in such year. Such amount must be maintained in the contingency reserve for 10 years, after which time it is released to unassigned surplus. Prior to 10 years, the contingency reserve may be reduced with regulatory approval to the extent that losses in any calendar year exceed 35% of earned premiums for such year.
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
(d)Under SSAP, most of our fixed maturity investments are recorded at amortized cost while securities with certain NAIC designations are carried at the lower of amortized cost or market value. Under U.S. GAAP, our fixed maturity securities are classified as available-for-sale and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to accumulated other comprehensive income.
(e)Under SSAP, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected in our U.S. GAAP financial statements.
The table below presents statutory net income, statutory policyholders’ surplus and contingency reserve for the combined insurance subsidiaries as of and for the years ended December 31:

(Amounts in thousands)	2022	2021	2020
Statutory net income	$747,150	$593,093	$404,315
Statutory policyholders’ surplus	$1,135,797	$1,397,229	$1,555,035
Contingency reserve	$3,551,022	$3,042,117	$2,518,194

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Statutory Capital Requirements
Mortgage insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Our insurance subsidiaries are domiciled in North Carolina. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2022 and 2021, the risk-to-capital ratio for our combined insurance subsidiaries under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”) was approximately 12.8:1 and 12.2:1, respectively. Each of our insurance subsidiaries met its respective capital requirement as of 2022 and 2021.
PMIERs Regulatory Requirements
Mortgage insurers must meet the private mortgage insurer eligibility requirements (“PMIERs”) as set forth by each GSE in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs.
Since its adoption in 2015, PMIERs has been amended on several occasions, including as a result of COVID-19 (as amended, the “PMIERs Amendment”).
The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force (“RIF”) and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value (“LTV”) mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.” The amount of capital that EMICO may be required in the future to maintain the “Minimum Required Assets” as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the Federal Housing Finance Agency (“FHFA”); (ii) the future performance of the housing market; (iii) our generation of earnings in our business, “Available Assets” and “Minimum Required Assets,” reducing RIF and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs may be higher than currently anticipated. In the absence of a premium increase for new business, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) our ability to complete credit risk transfer (“CRT”) transactions on our anticipated terms and timetable, which, as applicable, are subject to market conditions, third-party approvals and other actions (including approval by the GSEs), and other factors that are outside of our control and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through these transactions.
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
plans offered by the GSEs. The risk-based required asset amount factor for a non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period.
The PMIERs Amendment additionally made permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency (“FEMA”)-Declared Major Disaster Areas eligible for individual assistance.
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
We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2022, we had available assets of $5,206 million against $3,156 million net required assets under PMIERs, compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021. The sufficiency above the published PMIERs financial requirements as of December 31, 2022, was $2,050 million, compared to $2,003 million above the published PMIERs requirements as of December 31, 2021, resulting in a PMIERs sufficiency ratio of 165% as of both December 31, 2022 and 2021, which in each case, was above the requirement imposed by the GSE Restrictions that required us to maintain a PMIERs sufficiency ratio of 120% in 2022 and 115% in 2021. In addition, our PMIERs required assets as of December 31, 2022 and December 31, 2021, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $132 million of benefit to our December 31, 2022 PMIERs required assets and $390 million to our December 31, 2021 required assets. Our CRT transactions provided an estimated aggregate of $1,578 million of PMIERs capital credit as of December 31, 2022 compared to $1,404 million on as of December 31, 2021.
Dividend Restrictions
The majority of our investments are held by our regulated U.S. mortgage insurance subsidiaries which may be limited in their ability to make dividends or distributions to a holding company in the future due to restrictions related to their capital levels. Our U.S. mortgage insurance subsidiaries are required to maintain minimum capital on a statutory basis, as well as pursuant to the PMIERs promulgated by the GSEs. Moreover, even where such dividends or distributions would not cause capital to fall below the minimum levels required by state insurance regulators and the GSEs, all proposed dividends or distributions, regardless of amount and source, by our U.S. mortgage insurance subsidiaries are subject to review and potential disapproval by the North Carolina Commissioner of Insurance (the “Commissioner”). Within that general regulatory right of review process, there are three (3) minor procedural variances depending on (i) the amount of the dividend or distribution as well as (ii) the source

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
thereof. As regards amount, dividends and distributions may be classified as either “ordinary” or “extraordinary.” (1) The review standard for an “ordinary” dividend or distribution is that notice must be given to the Commissioner 30 days in advance of the proposed payment date, during which period the Commissioner may disapprove the proposed dividend or distribution. An “extraordinary dividend or distribution” is defined by statute as one, which combined with all others made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) net income, excluding realized capital gains, for the 12-month period ending the preceding December 31. (2) The review standard for an “extraordinary” dividend or distribution is effectively the same as that for an “ordinary” dividend or distribution that the insurer must give 30 days’ notice and the Commissioner has not disapproved the proposal in that 30-day period. For both “ordinary” and “extraordinary” dividends, the Commissioner has the option to affirmatively grant approval prior to the expiration of the 30-day notice period. (3) Finally, as regards source of funds, the payment of any dividend or distribution from any source other than unassigned surplus, regardless of the amount, requires prior written approval of the Commissioner. In each of the three (3) instances, approval or non-disapproval of any dividend or distribution is based upon the reasonableness of the insurer’s surplus in relation to its outstanding liabilities and the adequacy of its surplus relative to its financial needs. Based on estimated statutory results as of December 31, 2022, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $292 million from unassigned surplus in 2023 without obtaining prior regulatory approval, although notice of the intent to pay must be provided to the Commissioner 30 days in advance thereof during which period the Commissioner may review the dividend pursuant to statutory standards.
(16)Earnings per share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the years ended December 31, 2022 and December 31, 2021, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well deferred stock units issued to our directors. For the year ended December 31, 2020, we had no instruments outstanding that would be dilutive to earnings per share.
The following table presents the computation of earnings per share for the years ended December 31:

(Amounts in thousands, except per share amounts)	2022	2021	2020
Net income available to EHI common stockholders	$704,157	$546,685	$370,421
Net income per common share:
Basic	$4.32	$3.36	$2.27
Diluted	$4.31	$3.36	$2.27
Weighted average common shares outstanding:
Basic	162,838	162,840	162,840
Diluted	163,294	162,879	162,840

SCHEDULE I
ENACT HOLDINGS, INC.
Summary of Investments—Other Than Investments in Related Parties
As of December 31, 2022, the amortized cost, fair value and carrying value of our invested assets were as follows:

(Amounts in thousands)	Amortized cost	Fair value	Carrying value
Fixed maturity securities:
U.S. government, agencies and GSEs	$46,319	$44,769	$44,769
State and political subdivisions	515,935	419,856	419,856
Non-U.S. government	10,607	9,349	9,349
U.S. corporate	2,886,269	2,646,863	2,646,863
Non-U.S. corporate	716,333	652,844	652,844
Residential mortgage-backed	11,162	11,043	11,043
Other asset-backed	1,185,048	1,100,036	1,100,036
Total fixed maturity securities	$5,371,673	$4,884,760	$4,884,760
Short-term investments	$3,077	$3,047	$3,047
Total investments	$5,374,750	$4,887,807	$4,887,807
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS

	December 31,
(Amounts in thousands)	2022	2021
Assets
Investments in subsidiaries	$4,402,529	$4,597,088
Fixed maturity securities available-for-sale, at fair value (amortized cost $246,680 as of December 31, 2022)	243,568	—
Short-term investments	3,047	—
Total investments	4,649,144	4,597,088
Cash and cash equivalents	206,428	264,207
Accrued investment income	1,683	—
Other assets	5,233	3,731
Total assets	$4,862,488	$4,865,026
Liabilities and equity
Liabilities:
Other liabilities	$18,750	$19,087
Long-term borrowings	742,830	740,416
Total liabilities	$761,580	$759,503
Equity:
Common stock	$1,628	$1,628
Additional paid-in capital	2,382,068	2,371,861
Accumulated other comprehensive income	(382,744)	83,581
Retained earnings	2,099,956	1,648,453
Total equity	$4,100,908	$4,105,523
Total liabilities and equity	$4,862,488	$4,865,026
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands)	2022	2021	2020
Revenues:
Net investment income	$8,412	$43	$23
Total revenues	8,412	43	23
Expenses:
Acquisition and operating expenses, net of deferrals	10,532	4,500	1
Interest expense	51,699	51,009	18,244
Total expenses	62,231	55,509	18,245
Loss before income taxes and equity in income of subsidiaries	(53,819)	(55,466)	(18,222)
Benefit for income taxes	(11,343)	(11,683)	(3,831)
Loss before equity in income of subsidiaries	(42,476)	(43,783)	(14,391)
Equity in income of subsidiaries	746,633	590,468	384,812
Net income	$704,157	$546,685	$370,421
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2022	2021	2020
Net income	$704,157	$546,685	$370,421
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities	(466,484)	(125,071)	114,947
Foreign currency translation	159	(7)	—
Other comprehensive income (loss)	(466,325)	(125,078)	114,947
Total comprehensive income (loss)	$237,832	$421,607	$485,368
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$704,157	$546,685	$370,421
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from subsidiaries	(746,633)	(590,468)	(384,812)
Dividends from subsidiaries	484,500	230,000	—
Amortization of fixed maturity securities discounts and premiums	(1,191)	—	—
Stock-based compensation expense	9,883	1,496	—
Amortization of debt issuance costs	2,414	2,254	—
Other	(22)	67	—
Change in certain assets and liabilities:
Accrued investment income	(1,683)	—	—
Other assets	(803)	94	(3,832)
Other liabilities	(337)	1,359	18,240
Net cash provided by operating activities	450,285	191,487	17
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(249,141)	—	—
Purchase of equity interest	—	(27,304)	—
Proceeds from maturities of fixed maturity securities	3,612	—	—
Change in short-term investments	(3,077)	—	—
Contributions to subsidiaries	(7,150)	—	—
Net cash used in investing activities	(255,756)	(27,304)	—
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	—	737,651
Repurchase of common stock	(1,532)	—	—
Dividends paid	(250,776)	(200,294)	(437,353)
Net cash provided by (used in) financing activities	(252,308)	(200,294)	300,298
Net increase (decrease) in cash and cash equivalents	(57,779)	(36,111)	300,315
Cash and cash equivalents at beginning of year	264,207	300,318	3
Cash and cash equivalents at end of year	$206,428	$264,207	$300,318
Supplementary disclosure of cash flow information:
Non-cash capital contributions from Genworth	$—	$903	$6,721
Non-cash capital contributions to subsidiaries	$—	$(903)	$(6,721)
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
NOTES TO SCHEDULE II
Years Ended December 31, 2022, 2021 and 2020
(1)Organization and purpose
Enact Holdings, Inc. (“EHI,” “we,” or “our”) has been a subsidiary of Genworth since EHI’s incorporation in Delaware in 2012. On May 3, 2021, EHI amended its certificate of incorporation to change its name from Genworth Mortgage Holdings, Inc. Concurrently, we entered into a share exchange agreement with Genworth Holdings, Inc. (“Genworth Holdings”), pursuant to which Genworth Holdings exchanged the 100 shares of our common stock owned by it, representing all of our issued and outstanding capital stock, for 162,840,000 newly issued shares of common stock, par value $0.01, of EHI. All of the share and per share information presented in the consolidated financial statements, notes to the consolidated financial statements and supplemental schedules to the financial statements has been adjusted to reflect the share exchange on a retroactive basis for all periods and as of all dates presented.
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings. Refer to Note 3 in our audited consolidated financial statements for further details.
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
(3)Borrowings
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2022	2021
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(7,170)	(9,584)
Total	$742,830	$740,416
On August 21, 2020, EHI issued $750.0 million in aggregate principal amount of 6.5% senior notes due in 2025. These notes mature on August 15, 2025, but EHI may redeem the notes in whole or in part at any time prior to February 15, 2025, at EHI’s option by paying a make-whole premium plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, EHI may redeem the notes in whole or in part at its option at 100% of the principal amount plus accrued and unpaid interest. The notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if EHI breaches the terms of the indenture.
Per the GSE Restrictions, EHI committed to retain $300 million of the net proceeds from the issuance of these notes that can be drawn down exclusively for its debt service or to contribute to EMICO to meet its regulatory capital needs. As of December 31, 2022, the balance of the 2025 Senior Notes proceeds required to be held by the holding company was approximately $203 million.

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
Revolving Credit Agreement
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million, including the ability for EHI to increase the commitments under the Facility, on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Borrowings under the Facility will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at EHI’s option, plus an applicable margin. The applicable margins are based on the ratings established by certain debt rating agencies for EHI’s senior unsecured debt.
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERS compliance. We are in compliance of all covenants of the Facility and the Facility remained undrawn as of December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears below.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Enact Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Raleigh, North Carolina
February 28, 2023

Item 9B. Other Information
The Master Agreement dated September 15, 2021 between Genworth Financial, Inc. and Enact Holdings, Inc. was amended on February 23, 2023 to delete clause 8.1(a)(xiii) in its entirety, which required the Company to obtain Genworth’s consent to “elect, appoint, hire, dismiss or remove the Company’s Chief Executive Officer;”.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our definitive proxy statement or in an amendment to this Annual Report, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated herein by reference.
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

3.1
Amended and Restated Certificate of Incorporation of Enact Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022).

3.2
Amended and Restated Bylaws of Enact Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2022).

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

4.3*	Description of Registrant’s Capital Stock.

10.1*	Amended and Restated Master Agreement, dated February 23, 2023, between Genworth Financial and Enact Holdings, Inc.

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

10.4
Shared Services Agreement, dated August 4, 2021, between Enact Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.5+
Enact Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022).

10.6+
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

10.8+
Special Severance Payment Agreement between Genworth Financial, Inc. and Hardin Dean Mitchell (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021)

10.9+
Special Severance Payment Agreement between Genworth Financial, Inc. and Evan Stolove (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.10+
Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Genworth Financial, Inc. for the fiscal year ended December 31, 2015).

10.11+
Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Genworth Financial, Inc. for the fiscal year ended December 31, 2015).

10.12+
Form of Indemnification Agreement between Enact Holdings, Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.13
Registration Rights Agreement dated as of September 20, 2021 between Enact Holdings, Inc. and the Bayview entities listed therein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022).

10.14+
Enact Holdings, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022).

10.15
Performance Stock Unit and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.16
Investment Management and Services Agreement between Enact Mortgage Insurance Corporation and Genworth North America Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.17
Credit Agreement, dated June 30, 2022, among Enact Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2022).

10.18+
Enact Holdings, Inc. Change of Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2022).

10.19	Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2022).

10.20
Share Repurchase Agreement, dated November 1, 2022, by and between Enact Holdings, Inc. and Genworth Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2022).

10.21+
Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Genworth Financial, Inc. for the period ended June 30, 2019).

10.22+
Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Genworth Financial, Inc. for the period ended June 30, 2019).

10.23*	First Amendment to the Enact Holdings, Inc. 2021 Omnibus Incentive Plan.

10.24*	First Amendment to the Shared Services Agreement, dated February 24, 2023, between Enact Holdings, Inc. and Genworth Financial, Inc.

10.25*	Form of 2023-2025 Performance Stock Unit Agreement under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan.

10.26*	Form of 2023-2025 Restricted Stock Unit Agreements under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan.

21*	List of subsidiaries of Enact Holdings, Inc.

23*	Consent of KPMG LLP, independent registered accounting firm

24*	Power of attorney

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL
+ Indicates management contract and compensatory plan
* Filed herewith
** Furnished herewith

Item 16. Form 10–K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

By:	/s/ Rohit Gupta
Name:	Rohit Gupta
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rohit Gupta	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2023
Rohit Gupta

/s/ Hardin Dean Mitchell	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2023
Hardin Dean Mitchell

/s/ James McMullen	Vice President, Controller and Principal Accounting Officer	February 28, 2023
James McMullen

*	Director	February 28, 2023
Thomas J. McInerney

*	Director	February 28, 2023
Daniel J. Sheehan IV

*	Director	February 28, 2023
Dominic Addesso

*	Director	February 28, 2023
Michael A. Bless

*	Director	February 28, 2023
John D. Fisk

*	Director	February 28, 2023
Sheila Hooda

*	Director	February 28, 2023
Robert P. Restrepo Jr.

*	Director	February 28, 2023
Debra W. Still

*	Director	February 28, 2023
Westley V. Thompson

*	Director	February 28, 2023
Anne G. Waleski

*By:	/s/ Rohit Gupta
Rohit Gupta
Attorney-in-Fact