Form 10-Q
period 2023-03-31
Enact Holdings, Inc.
filed 2023-05-05
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 1, 2023, there were 161,580,827 shares of Common Stock, par value $0.01 per share, outstanding.

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
•deterioration in economic conditions or a decline in home prices, including a severe recession or impacts from banking sector volatility;
•uncertainty around COVID-19 and the remaining effects of forbearance programs and foreclosure timing;
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
•failure or any compromise of the security of our computer systems, disaster recovery systems, business continuity plans and failures to safeguard or breaches of confidential information; and
•occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change.
We provide additional information regarding these and other risks and uncertainties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2023. In addition, unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We therefore caution you against relying on any forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,337,054 and $5,371,673 as of March 31, 2023, and December 31, 2022, respectively)	$4,929,627	$4,884,760
Short-term investments, at fair value	2,185	3,047
Total investments	4,931,812	4,887,807
Cash and cash equivalents	621,621	513,775
Accrued investment income	35,945	35,844
Deferred acquisition costs	25,954	26,121
Premiums receivable (net of allowance for credit losses of $868 and $873 as of March 31, 2023, and December 31, 2022, respectively)	42,005	41,738
Other assets	77,026	76,391
Deferred tax asset	107,868	127,473
Total assets	$5,842,231	$5,709,149
Liabilities and equity
Liabilities:
Loss reserves	$501,427	$519,008
Unearned premiums	188,680	202,717
Other liabilities	112,043	143,686
Long-term borrowings	743,460	742,830
Total liabilities	1,545,610	1,608,241
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 161,938 shares issued and outstanding as of March 31, 2023, and 162,779 shares issued and outstanding as of December 31, 2022)	1,619	1,628
Additional paid-in capital	2,362,281	2,382,068
Accumulated other comprehensive income	(320,242)	(382,744)
Retained earnings	2,252,963	2,099,956
Total equity	4,296,621	4,100,908
Total liabilities and equity	$5,842,231	$5,709,149
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2023	2022
Revenues:
Premiums	$235,108	$234,279
Net investment income	45,341	35,146
Net investment gains (losses)	(122)	(339)
Other income	612	502
Total revenues	280,939	269,588
Losses and expenses:
Losses incurred	(10,984)	(10,446)
Acquisition and operating expenses, net of deferrals	51,705	54,262
Amortization of deferred acquisition costs and intangibles	2,640	3,090
Interest expense	13,065	12,776
Total losses and expenses	56,426	59,682
Income before income taxes	224,513	209,906
Provision for income taxes	48,525	45,276
Net income	$175,988	$164,630

Net income per common share:
Basic	$1.08	$1.01
Diluted	$1.08	$1.01
Weighted average common shares outstanding:
Basic	162,442	162,841
Diluted	163,179	163,054
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Net income	$175,988	$164,630
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	62,510	(224,300)
Foreign currency translation	(8)	29
Other comprehensive income (loss)	62,502	(224,271)
Total comprehensive income (loss)	$238,490	$(59,641)
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended March 31, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income (loss):
Net income	—	—	—	175,988	175,988
Other comprehensive loss, net of taxes	—	—	62,502	—	62,502
Repurchase of common stock	(10)	(22,190)	—	—	(22,200)
Stock-based compensation expense and exercises and other	1	2,403	—	(225)	2,179
Dividends	—	—	—	(22,756)	(22,756)
Balance as of March 31, 2023	$1,619	$2,362,281	$(320,242)	$2,252,963	$4,296,621

	Three months ended March 31, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income (loss):
Net income	—	—	—	164,630	164,630
Other comprehensive income, net of taxes	—	—	(224,271)	—	(224,271)
Stock-based compensation expense and exercises and other	—	2,707	—	—	2,707
Balance as of March 31, 2022	$1,628	$2,374,568	$(140,690)	$1,813,083	$4,048,589

See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income	$175,988	$164,630
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	122	339
Amortization of fixed maturity securities discounts and premiums	(657)	(961)
Amortization of deferred acquisition costs and intangibles	2,640	3,090
Acquisition costs deferred	(1,546)	(1,629)
Deferred income taxes	2,626	2,943
Stock-based compensation expense	2,179	2,715
Amortization of debt issuance costs	630	588
Other	—	(8)
Change in certain assets and liabilities:
Accrued investment income	(101)	(1,504)
Premiums receivable	(267)	1,885
Other assets	986	2,874
Loss reserves	(17,581)	(16,046)
Unearned premiums	(14,037)	(9,909)
Other liabilities	(31,643)	11,822
Net cash provided by operating activities	119,339	160,829
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(121,118)	(351,130)
Proceeds from sales of fixed maturity securities available-for-sale	19,544	90,422
Proceeds from maturities of fixed maturity securities available-for-sale	136,776	114,211
Net change in short-term investments	863	—
Other	(2,602)	—
Net cash provided by (used in) investing activities	33,463	(146,497)
Cash flows from financing activities:
Repurchase of common stock	(22,200)	—
Dividends paid	(22,756)	—
Net cash used in financing activities	(44,956)	—
Net increase in cash and cash equivalents	107,846	14,332
Cash and cash equivalents at beginning of period	513,775	425,828
Cash and cash equivalents at end of period	$621,621	$440,160
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)Nature of business, organization structure and basis of presentation
The accompanying unaudited condensed consolidated financial statements include, on a consolidated basis, the accounts of Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.). EHI is a subsidiary of Genworth Financial, Inc. (“Genworth” or “Parent”) and has been since EHI’s incorporation in Delaware in 2012. In September 2021, we completed a minority initial public offering (“IPO”) for 18.4% of EHI’s common stock.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the years ended December 31, 2022 and 2021.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)Accounting changes
Accounting Pronouncements Recently Adopted
We have not adopted new accounting pronouncements in 2023.
Accounting Pronouncements Not Yet Adopted
There are no significant new accounting pronouncements impacting our financial statements.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Fixed maturity securities available-for-sale	$41,375	$36,534
Cash, cash equivalents and short-term investments	5,620	10
Gross investment income before expenses and fees	46,995	36,544
Investment expenses and fees	(1,654)	(1,398)
Net investment income	$45,341	$35,146
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Fixed maturity securities available-for-sale:
Gross realized gains	$—	$350
Gross realized (losses)	(122)	(862)
Net realized gains (losses)	(122)	(512)
Net change in allowance for credit losses on fixed maturity securities available-for-sale	—	173
Net investment gains (losses)	$(122)	$(339)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of March 31, 2023 or December 31, 2022 or activity during the three months ended March 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	March 31, 2023	December 31, 2022
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(407,427)	$(486,913)
Short-term investments	(29)	(30)
Unrealized gains (losses) on investment securities	(407,456)	(486,943)
Income taxes	87,070	104,047
Net unrealized investment gains (losses)	$(320,386)	$(382,896)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Beginning balance	$(382,896)	$83,588
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	79,366	(285,401)
Provision for income taxes	(16,952)	60,697
Change in unrealized gains (losses) on investment securities	62,414	(224,704)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(26) and $(108), respectively	96	404
Change in net unrealized investment gains (losses)	62,510	(224,300)
Ending balance	$(320,386)	$(140,712)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of March 31, 2023, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$43,772	$99	$(1,162)	$42,709
State and political subdivisions	510,953	2,142	(81,317)	431,778
Non-U.S. government	10,571	—	(1,078)	9,493
U.S. corporate	2,882,422	2,786	(205,723)	2,679,485
Non-U.S. corporate	681,986	552	(52,036)	630,502
Residential mortgage-backed	10,448	2	(106)	10,344
Other asset-backed	1,196,902	1,133	(72,719)	1,125,316
Total fixed maturity securities available-for-sale	$5,337,054	$6,714	$(414,141)	$4,929,627
Short-term investments	2,214	—	(29)	2,185
Total investments	$5,339,268	$6,714	$(414,170)	$4,931,812
As of December 31, 2022, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$46,319	$59	$(1,609)	$44,769
State and political subdivisions	515,935	1,815	(97,894)	419,856
Non-U.S. government	10,607	—	(1,258)	9,349
U.S. corporate	2,886,269	1,355	(240,761)	2,646,863
Non-U.S. corporate	716,333	158	(63,647)	652,844
Residential mortgage-backed	11,162	—	(119)	11,043
Other asset-backed	1,185,048	462	(85,474)	1,100,036
Total fixed maturity securities available-for-sale	$5,371,673	$3,849	$(490,762)	$4,884,760
Short-term investments	3,077	—	(30)	3,047
Total investments	$5,374,750	$3,849	$(490,792)	$4,887,807

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2023:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$9,024	$(187)	6	$32,152	$(975)	11	$41,176	$(1,162)	17
State and political subdivisions	30,891	(1,835)	6	380,669	(79,482)	82	411,560	(81,317)	88
Non-U.S. government	—	—	—	9,493	(1,078)	1	9,493	(1,078)	1
U.S. corporate	1,104,499	(28,535)	292	1,445,412	(177,188)	245	2,549,911	(205,723)	537
Non-U.S. corporate	255,688	(6,862)	77	338,163	(45,174)	63	593,851	(52,036)	140
Residential mortgage-backed	9,377	(106)	5	—	—	—	9,377	(106)	5
Other asset-backed	327,606	(5,760)	115	716,264	(66,959)	155	1,043,870	(72,719)	270
Total for fixed maturity securities in an unrealized loss position	$1,737,085	$(43,285)	501	$2,922,153	$(370,856)	557	$4,659,238	$(414,141)	1,058
We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the table above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the unrealized losses are largely due to changes in interest rates and recent market volatility, and are not indicative of credit losses. The issuers continue to make timely principal and interest payments.
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of March 31, 2023, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$187,395	$185,488
Due after one year through five years	2,323,642	2,186,748
Due after five years through ten years	1,386,185	1,218,687
Due after ten years	232,482	203,044
Subtotal	4,129,704	3,793,967
Residential mortgage-backed	10,448	10,344
Other asset-backed	1,196,902	1,125,316
Total fixed maturity securities available-for-sale	$5,337,054	$4,929,627
As of March 31, 2023, securities issued by the finance and insurance, technology and communications, consumer—non-cyclical, and utilities industry groups represented approximately 33%, 13%, 12%, and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of March 31, 2023, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of March 31, 2023 and December 31, 2022, $25.4 million and $25.1 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2023.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of March 31, 2023, and December 31, 2022.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 89% of our portfolio was priced using third-party pricing services as of March 31, 2023. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2023:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$42,709	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$431,778	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$9,493	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,279,530	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$483,345	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$10,344	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,124,332	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $183.6 million and $73.0 million, respectively, as of March 31, 2023. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $3.2 million as of March 31, 2023.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $288.3 million as of March 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$42,709	$—	$42,709	$—
State and political subdivisions	431,778	—	431,778	—
Non-U.S. government	9,493	—	9,493	—
U.S. corporate	2,679,485	—	2,463,155	216,330
Non-U.S. corporate	630,502	—	556,371	74,131
Residential mortgage-backed	10,344	—	10,344	—
Other asset-backed	1,125,316	—	1,124,332	984
Total fixed maturity securities	4,929,627	—	4,638,182	291,445
Short-term investments	2,185	—	2,185	—
Total	$4,931,812	$—	$4,640,367	$291,445

	December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$44,769	$—	$44,769	$—
State and political subdivisions	419,856	—	419,856	—
Non-U.S. government	9,349	—	9,349	—
U.S. corporate	2,646,863	—	2,426,237	220,626
Non-U.S. corporate	652,844	—	557,690	95,154
Residential mortgage-backed	11,043	—	11,043	—
Other asset-backed	1,100,036	—	1,096,555	3,481
Total fixed maturity securities	4,884,760	—	4,565,499	319,261
Short-term investments	3,047	—	3,047	—
Total	$4,887,807	$—	$4,568,546	$319,261
We had no liabilities recorded at fair value as of March 31, 2023, and December 31, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2023	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,626	$(13)	$4,024	$3,000	$(6,899)	$(4,408)	$—	$—	$216,330	$(9)	$3,749
Non-U.S. corporate	95,154	(725)	2,767	3,759	(3,543)	(23,281)	—	—	74,131	8	1,432
Other asset-backed	3,481	3	14	—	—	—	—	(2,514)	984	3	(4)
Total	$319,261	$(735)	$6,805	$6,759	$(10,442)	$(27,689)	$—	$(2,514)	$291,445	$2	$5,177

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2022	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,733	$(15)	$(16,784)	$39,969	$—	$(440)	$—	$—	$243,463	$(15)	$(16,784)
Non-U.S. corporate	83,664	(84)	(5,337)	10,000	—	(106)	—	(3,719)	84,418	(84)	(5,044)
Other asset-backed	24,223	—	(1,624)	—	—	—	—	(22,599)	—	—	—
Total	$328,620	$(99)	$(23,745)	$49,969	$—	$(546)	$—	$(26,318)	$327,881	$(99)	$(21,828)
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2023:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$214,141	Credit spreads	71 - 357	159
Non-U.S. corporate	Internal models	$74,131	Credit spreads	100 - 215	152
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
Liabilities not required to be carried at fair value
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$743,460	$733,298	$742,830	$739,020

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)Loss reserves
Activity for the liability for loss reserves for the three months ended March 31, is summarized as follows:

(Amounts in thousands)	2023	2022
Loss reserves, beginning balance	$519,008	$641,325
Run-off reserves	(678)	(681)
Net loss reserves, beginning balance	518,330	640,644

Losses and LAE incurred related to current accident year	60,298	41,274
Losses and LAE incurred related to prior accident years	(71,329)	(51,707)
Total incurred (1)	(11,031)	(10,433)

Losses and LAE paid related to current accident year	(137)	(4)
Losses and LAE paid related to prior accident years	(6,516)	(5,613)
Total paid (1)	(6,653)	(5,617)

Net loss reserves, ending balance	500,646	624,594
Run-off reserves	781	685
Loss reserves, ending balance	$501,427	$625,279
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
A portion of delinquencies in the periods presented were from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. When establishing loss reserves for borrowers in forbearance from 2020 to 2022, we assumed a lower rate of delinquencies becoming active claims, which had the effect of producing a lower reserve compared to delinquencies that were not in forbearance. Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. Loss reserves recorded on these new delinquencies have a high

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments as well as the timing and severity of those payments.
For the three months ended March 31, 2023, losses and LAE incurred of $60 million related to insured events of the current accident year was primarily attributable to new delinquencies.
We also recorded favorable adjustments on prior accident year reserves of $70 million, which were primarily driven by cure performance of delinquencies from 2020 and 2021 related to COVID-19. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to perform at levels above our reserve expectations. During the first three months of 2022, we released $50 million of reserves primarily related to COVID-19 delinquencies from 2020.
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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Net premiums written:
Direct	$240,939	$242,605
Assumed	59	68
Ceded	(19,927)	(18,302)
Net premiums written	$221,071	$224,371

Net premiums earned:
Direct	$254,976	$252,513
Assumed	59	68
Ceded	(19,927)	(18,302)
Net premiums earned	$235,108	$234,279
The difference between written premiums of $221.1 million and earned premiums of $235.1 million represents the decrease in unearned premiums for the three months ended March 31, 2023. The decrease in unearned premiums was primarily the result of policy cancellations in our single premium mortgage insurance product.
Excess-of-loss reinsurance
We engage in excess-of-loss (“XOL”) insurance transactions either through a panel of traditional reinsurance providers or through collateralized reinsurance with unaffiliated special purpose insurers (“Triangle Re Entities”). During the respective coverage periods of these agreements, EMICO retains the

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
first layer of aggregate loss exposure on covered policies while the reinsurer provides the second layer of coverage, up to the defined reinsurance coverage amount. EMICO retains losses in excess of the respective reinsurance coverage amount.
The Triangle Re Entities fully collateralize their coverage by issuing insurance-linked notes (“ILNs”) to eligible capital market investors in unregistered private offerings. Traditional reinsurance providers collateralize a portion of their coverage by holding funds in trust. We believe that the risk transfer requirements for reinsurance accounting were met as these excess of loss insurance transactions assume significant insurance risk and a reasonable possibility of significant loss.
EMICO has rights to terminate the ILNs or traditional XOL reinsurance agreements upon the occurrence of certain events.
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of March 31, 2023:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2020-1 Ltd.	10/22/2020	1/01/2020 - 8/31/2020	$522	$521	$350	$47
Triangle Re 2021-1 Ltd.	3/02/2021	1/01/2014 - 12/31/2018, 10/01/2019 - 12/31/2019	$212	$212	$495	$126
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$188	$303	$227
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$303	$372	$328
Total						$728

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2020 XOL	1/01/2020	1/01/2020 - 12/31/2020	$691	$691	$168	$44
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$671	$206	$180
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$462	$196	$196
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$385	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$317	$289	$281
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$264	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$256	$201	$193
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$98	$98	$43	$43
Total						$998
On March 8, 2023, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $180 million of reinsurance coverage on a portion of current and expected new insurance written for the 2023 book year, effective January 1, 2023.

(7)Borrowings
In 2020, we issued $750 million aggregate principal amount of 6.5% senior notes due in 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2025 Senior Notes mature on August 15, 2025.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	March 31, 2023	December 31, 2022
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(6,540)	(7,170)
Total	$743,460	$742,830
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of March 31, 2023.
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three-month periods ended March 31, 2023 and 2022, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $4.7 million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively.
The investment portfolios of our insurance subsidiaries are managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.1 million and $0.2 million for these services for the three months ended March 31, 2023 and 2022, respectively.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	March 31, 2023	December 31, 2022
Amounts payable to Genworth	$8,910	$9,291
Amounts receivable from Genworth	$153	$167
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2023 and 2022, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well as deferred stock units issued to our directors.
The calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2023	2022
Net income available to EHI common stockholders	$175,988	$164,630
Net income per common share:
Basic	$1.08	$1.01
Diluted	$1.08	$1.01
Weighted average common shares outstanding:
Basic	162,442	162,841
Diluted	163,179	163,054

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2023, net of tax	$(382,896)	$152	$(382,744)
Other comprehensive income (loss) before reclassifications	62,414	(8)	62,406
Amounts reclassified from other comprehensive income (loss)	96	—	96
Total other comprehensive income (loss)	62,510	(8)	62,502
Balance as of March 31, 2023, net of tax	$(320,386)	$144	$(320,242)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2022, net of tax	$83,588	$(7)	$83,581
Other comprehensive income (loss) before reclassifications	(223,896)	29	(223,867)
Amounts reclassified from other comprehensive income (loss)	(404)	—	(404)
Total other comprehensive income (loss)	(224,300)	29	(224,271)
Balance as of March 31, 2022, net of tax	$(140,712)	$22	$(140,690)

The following table presents the effect of the reclassifications of significant items out of accumulated other comprehensive income on the respective line items of the consolidated statements of income, for the periods indicated:

	Amount reclassified from accumulated other comprehensive income		Affected line item in the condensed consolidated statements of income
	Three months ended March 31,
(Amounts in thousands)	2023	2022
Net unrealized gains (losses) on investments	$(122)	$(512)	Net investment gains (losses)
Benefit (expense) from income taxes	26	108	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On November 1, 2022, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $75 million, excluding commissions, to repurchase EHI common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. EHI generally operates its share repurchase programs pursuant to a trading plan under

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. During the three months ended March 31, 2023, the Company purchased 916,776 shares at an average price of $24.19 per share, including commissions. As of March 31, 2023, $51.3 million remained available under this program. All treasury stock has been retired as of March 31, 2023.
Subsequent to quarter end, the Company purchased 353,416 shares at an average price of $23.73 through April 30, 2023.
Cash Dividends
In the first quarter of 2023, we paid a quarterly cash dividend of $0.14 per share. There were no dividends paid during the first quarter of 2022. Subsequent to quarter end, we announced our next quarterly dividend would be $0.16 per share and paid in June 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2023 and 2022, and our audited consolidated financial statements and related notes for the years ended December 31, 2022 and 2021 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2022 (the “Annual Report”).
In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” above and Part I, Item 1A “Risk Factors” in our Annual Report. Future results could differ significantly from the historical results presented in this section. References to “EHI,” “Enact,” “Enact Holdings,” the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
Key Factors Affecting Our Results
There have been no material changes to the factors affecting our results, as compared to those disclosed in the Annual Report, other than the impact of items as discussed below in “—Trends and Conditions”.
Trends and Conditions
During the first quarter of 2023, the United States economy experienced continued volatility due to inflationary pressure, the geopolitical environment and general market uncertainty. Markets have also felt the ramifications of distress in the banking industry, including high profile bank closures. While turmoil within the banking sector has not directly permeated the housing market to date, it has caused concerns across the broader economy.
Inflationary pressures continued to lessen in the first quarter of 2023, but remain elevated with the Bureau of Labor Statistics reporting in March that the Consumer Price Index was 5.0% year-over-year. The Federal Reserve has taken an aggressive approach towards addressing inflation through interest rate increases and a reduction of its balance sheet. The Federal Reserve approved 25 basis point increases in interest rates in both May and March 2023 that followed eight interest rate increases in 2022. Over this timeframe, financial markets have reacted with increased volatility and rates have increased across the Treasury yield curve.
Mortgage origination activity remained slow during the first quarter of 2023 in response to rising mortgage rates throughout 2022. The refinance market is likely to remain low in the near to mid-term as the Federal Reserve has not signaled any intent to reduce interest rates. Housing affordability remains challenged due to higher interest rates and elevated home prices, modestly offset by rising median family income according to the National Association of Realtors Housing Affordability Index. After sustained periods of strong home price appreciation, national housing prices began to decline in late 2022, but stabilized during the first quarter of 2023, according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate as of March 31, 2023 was 3.5%, consistent with the fourth quarter of 2022. As of March 31, 2023, the number of unemployed Americans stands at approximately 5.8 million and the number of long-term unemployed Americans (over 26 weeks out of the workforce) was approximately 1.1 million. Both metrics remain relatively in line with February 2020 levels.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended for another six months if requested by the borrower to its mortgage servicer. However, the Biden Administration ended the national emergency for COVID-19 in April 2023, so the deadlines for requesting a COVID-19 related forbearance under the CARES Act will end in August of 2023. At present, the GSEs’ COVID-19 related policies, including with respect to forbearance, remain in effect. Further, in March 2023 the GSEs announced new loss mitigation programs that would allow for six-month payment deferrals for borrowers facing financial hardship. Servicers are encouraged to start evaluating borrowers for the new mitigation programs as early as July 1, 2023, but no later than October 1, 2023. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline, which could negatively impact the severity of loss on loans that go to claim.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. As of March 31, 2023, approximately 1.4%, or 13,678, of our active primary policies were reported in a forbearance plan, of which approximately 34% were reported as delinquent.
Total delinquencies decreased during the first quarter of 2023 as a result of cures outpacing new delinquencies, which decreased modestly during the quarter. The new delinquency rate for the first quarter of 2023 was 1.0%, down slightly from the fourth quarter of 2022.
The full impact of COVID-19 and its ancillary economic effects on our future business results continue to be difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. We continue to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 could have an adverse impact on our future results of operations and financial condition.
The Federal Housing Finance Agency (“FHFA”) and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. In June 2022, the FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans. In April, 2023, FHFA announced updates to Fannie Mae and Freddie Mac’s Equitable Housing Finance Plans which build upon the inaugural plans first announced last year and make adjustments based on initial research and findings. The proposals included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. We will continue to work with the FHFA, the GSEs, and the broader housing finance industry as these proposals develop and to the extent they are implemented. We cannot predict whether or when any new practices or programs will be implemented under the GSEs’ Equitable Housing Finance Plans or other affordability initiatives, and if so in what form, nor can we predict what effect, if any, such practices or programs may have on our business, results of operations or financial condition.
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
On October 24, 2022, the FHFA announced two initiatives: 1) targeted changes to the GSEs’ guarantee fee pricing by eliminating upfront fees for certain borrowers and affordable mortgage products, while implementing targeted increases to the upfront fees for most cash-out refinance loans; and 2) the validation and approval of both the FICO 10T credit score model and the VantageScore 4.0 credit score model for use by the GSEs as well as changing the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies and instead only requiring credit reports from two of the three nationwide credit reporting agencies.
The upfront fees were eliminated for certain first-time home buyers with income at or below area median income and certain other GSE affordable housing products. The fee reductions went into effect in the fourth quarter of 2022, while the new fees on cash-out refinance loans began on February 1, 2023. We expect these price changes to be a net positive to the mortgage insurance market, but we believe the impact is limited to date. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. The FHFA has announced preliminary implementation expectations, but this is expected to be a multiple year process that will require system and process updates along with coordination across stakeholders of the industry.
In January 2023, the FHFA announced additional updates to its upfront fee structure and a recalibration and reformatting of their entire pricing matrix. The changes marked the third iteration of the FHFA’s ongoing pricing review since early last year and impact purchase and rate-term refinance loans. Pricing grids are now broken out by loan purpose and are recalibrated to new credit score and loan-to-value ratio categories along with associated loan attributes. The new pricing matrix also includes new upfront fees for loans with debt to income (“DTI”) ratios greater than 40%. Some changes became effective May 1, 2023 and the adjustments related to DTI ratios were delayed until August 2023. The effects of these changes will ultimately be dependent on any changes made by the FHA, but we do not expect a significant impact to the private mortgage insurance market.
On February 22, 2023, the Department of Housing and Urban Development announced a 30-basis point reduction of the annual insurance premium charged to borrowers with FHA-insured mortgages. This action is designed to reduce the cost of borrowing for lower- and middle-class homebuyers who are eligible for the federal program. The price reduction, which went into effect on March 20, 2023, is expected to have a negative impact on the private mortgage insurance market, but will be partially offset by the effects of the recent FHFA pricing changes referenced above. We do not believe this net impact will be material.
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
New insurance written of $13.2 billion in the first quarter of 2023 decreased 30% compared to the first quarter of 2022 primarily due to a decline in originations driven by elevated mortgage rates.
Our primary persistency rate increased to 85% during the first quarter of 2023 compared to 76% during the first quarter of 2022. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. Elevated persistency has offset the decline in new insurance written in the first quarter of 2023, leading to an increase in primary insurance in-force (“IIF”) of $4.3 billion since December 31, 2022.
Net earned premiums increased slightly in the first quarter of 2023 compared to the first quarter of 2022 primarily as a result of insurance in-force growth, partially offset by the lapse of older, higher priced policies and a decrease in single premium cancellations. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as forbearance exits continue and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default and we refund the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the first quarter of 2023 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim for these loans.
Our loss ratio for the three months ended March 31, 2023, was (5)% as compared to (4)% for the three months ended March 31, 2022. Both periods were impacted by favorable reserve adjustments. In the first quarter of 2023, we released $70 million of reserves on delinquencies from prior years, primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to cure at levels above our reserve expectations, which was a primary driver of the release of reserves in the first quarter of 2023. A similar trend impacted the first quarter of 2022, where we recorded a $50 million reserve release primarily related to 2020 delinquencies.
Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job, continue to take advantage of available loss mitigation options, including forbearance programs, payment deferral options and other modifications. Loss reserves recorded on these delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments, as well as the timing and severity of those payments.
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
New delinquencies in the first quarter of 2023 increased compared to the first quarter of 2022. Current period primary delinquencies of 9,599 contributed $58 million of loss expense in the first quarter of 2023. We incurred $39 million of losses from 8,724 current period delinquencies in the first quarter of 2022. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 17% of our primary new delinquencies in the first quarter of 2023 were subject to a forbearance plan as compared to 27% in the first quarter of 2022. Due to the declining number of new delinquencies in forbearance, we no longer differentiate the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.
As of March 31, 2023, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 12.7:1, compared with a risk-to-capital ratio of 12.9:1 and 12.1:1 as of December 31, 2022, and March 31, 2022, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
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
In September 2020, subsequent to the issuance of our senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of EHI, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions (“GSE Conditions”) were met. These conditions were met as of December 31, 2022 and the GSEs have confirmed that Enact is no longer subject to GSE Restrictions and Conditions.
Prior to the satisfaction of the GSE Conditions, the GSE Restrictions required EMICO to maintain 120% of PMIERs minimum required assets through 2022 and 125% thereafter, and EHI to retain $300 million of net proceeds from the 2025 Senior Notes offering that could be drawn down exclusively for debt service of those notes or to contribute to EMICO to meet its regulatory capital needs including PMIERs. The removal of the GSE Restrictions and GSE Conditions enhances our financial flexibility and competitiveness by no longer making us subject to more stringent capital requirements than our peers.
As of March 31, 2023, we had estimated available assets of $5,357 million against $3,259 million net required assets under PMIERs compared to available assets of $5,206 million against $3,156 million net required assets as of December 31, 2022. The sufficiency ratio as of March 31, 2023, was 164%, or $2,098 million, above the PMIERs requirements, compared to 165%, or $2,050 million, above the PMIERs requirements as of December 31, 2022. PMIERs sufficiency as of December 31, 2022 was based on the published requirements applicable to private mortgage insurers and did not give effect to the GSE Restrictions previously imposed on our business. PMIERs sufficiency for the quarter was relatively flat as an increase in available assets and impact of a current quarter CRT transaction were mostly offset by NIW and amortization of existing reinsurance transactions. Our PMIERs required assets as of March 31, 2023, and December 31, 2022, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $120 million of benefit to our March 31, 2023 PMIERs required assets compared to $132 million of benefit as of December 31, 2022. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On February 16, 2023 S&P Global Ratings upgraded the long-term financial strength and issuer credit ratings of EMICO from BBB to BBB+. Moody’s Investors Service also upgraded the insurance financial strength rating of EMICO from Baa1 to A3 on March 1, 2023. Subsequent to quarter end on April 25, 2023, Fitch upgraded the insurance financial strength rating of EMICO from BBB+ to A-. These ratings reflect our continued strong performance including our credit profile, market position, profitability, capital adequacy and financial flexibility.

On March 8, 2023, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $180 million of reinsurance coverage on a portion of current and expected new insurance written for the 2023 book year, effective January 1, 2023.
On April 26, 2022, our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. We paid quarterly dividends of $0.14 per share in March of 2023 and May, September and December of 2022. On May 1, 2023 we announced an increase of our next quarterly dividend to $0.16 per share to be paid in June 2023. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth, and will be targeted to be paid in the third month of each subsequent quarter. In April 2023, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that supports our ability to pay a quarterly dividend. We intend to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility and potentially return additional capital to shareholders.
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

Results of Operations and Key Metrics
Results of Operations
Three months ended March 31, 2023, compared to three months ended March 31, 2022
The following table sets forth our consolidated results for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in thousands)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$235,108	$234,279	$829	—%
Net investment income	45,341	35,146	10,195	29%
Net investment gains (losses)	(122)	(339)	217	(64)%
Other income	612	502	110	22%
Total revenues	280,939	269,588	11,351	4%
Losses and expenses:
Losses incurred	(10,984)	(10,446)	(538)	5%
Acquisition and operating expenses, net of deferrals	51,705	54,262	(2,557)	(5)%
Amortization of deferred acquisition costs and intangibles	2,640	3,090	(450)	(15)%
Interest expense	13,065	12,776	289	2%
Total losses and expenses	56,426	59,682	(3,256)	(5)%
Income before income taxes	224,513	209,906	14,607	7%
Provision for income taxes	48,525	45,276	3,249	7%
Net income	$175,988	$164,630	$11,358	7%
Loss ratio (1)	(5)%	(4)%
Expense ratio (2)	23%	24%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of deferred acquisition costs and intangibles by net earned premiums.
Revenues
Premiums increased slightly primarily as a result of insurance in-force growth, partially offset by the lapse of older, higher priced policies and a decrease in single premium cancellations.
Net investment income increased from higher yields as a result of rising interest rates and higher average invested assets partially offset by lower income from bond calls.
Net investment losses in the first quarter of 2023 and the first quarter of 2022 were driven by realized losses from sales.
Losses and expenses
Losses incurred during the first quarter of 2023 decreased due to prior year development. We continued to experience better than expected performance on delinquencies primarily from 2020 and 2021 related to COVID-19, contributing to a reserve release of $70 million on prior years. This compares to a $50 million reserve release related to 2020 delinquencies recorded in the first quarter of 2022. Current period primary delinquencies of 9,599 contributed $58 million of loss expense in the three months ended March 31, 2023. This compares to $39 million of loss expense from 8,724 primary delinquencies in the first quarter of 2022.
The following table shows incurred losses related to current and prior accident years for the three months ended March 31,:

(Amounts in thousands)	2023	2022
Losses and LAE incurred related to current accident year	$60,298	$41,274
Losses and LAE incurred related to prior accident years	(71,329)	(51,707)
Total incurred (1)	$(11,031)	$(10,433)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased for the three months ended March 31, 2023, as a result of declines in corporate overhead and variable costs.
The expense ratio decreased slightly in the current quarter due to a decline in expenses and premiums staying relatively flat.
Interest expense primarily relates to our 2025 Senior Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.
Provision for income taxes
The effective tax rate was 21.6% for both the three months ended March 31, 2023 and 2022, consistent with the United States corporate federal income tax rate.
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
(i)Net investment gains (losses) — The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities or exposure management. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized gains and losses. We do not view them to be indicative of our fundamental operating activities. Therefore, these items are excluded from our calculation of adjusted operating income.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Net income	$175,988	$164,630
Adjustments to net income:
Net investment (gains) losses	122	339
Costs associated with reorganization	(583)	222
Taxes on adjustments	97	(118)
Adjusted operating income	$175,624	$165,073
Adjusted operating income increased for the three months ended March 31, 2023, as compared to March 31, 2022, primarily due to higher investment income, driven by increased yields and lower expenses.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended March 31,
(Dollar amounts in millions)	2023	2022
New insurance written	$13,154	$18,823
Primary insurance in-force(1)	$252,516	$231,853
Primary risk in-force	$64,106	$58,295
Persistency rate	85%	76%
Policies in-force (count)	965,544	941,689
Delinquent loans (count)	18,633	22,571
Delinquency rate	1.93%	2.40%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended March 31, 2023. decreased 30% compared to the three months ended March 31, 2022. The decrease was primarily due to lower originations in the current period largely driven by elevated mortgage rates. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023		2022
Primary	$13,154	100%	$18,823	100%
Pool	—	—	—	—
Total	$13,154	100%	$18,823	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023		2022
Purchases	$12,761	97%	$17,326	92%
Refinances	393	3	1,497	8
Total	$13,154	100%	$18,823	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023		2022
Monthly	$12,809	97%	$17,071	91%
Single	318	3	1,690	9
Other	27	—	62	—
Total	$13,154	100%	$18,823	100%
We have seen a decline in NIW on single policies as a result of a potential reduction in the market for single policies driven by higher mortgage rates.

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023		2022
Over 760	$6,004	46%	$8,359	45%
740-759	2,268	17	3,085	16
720-739	1,817	14	2,515	13
700-719	1,296	10	1,952	10
680-699	954	7	1,316	7
660-679 (1)	517	4	931	5
640-659	229	2	486	3
620-639	65	—	173	1
<620	4	—	6	—
Total	$13,154	100%	$18,823	100%

______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023		2022
95.01% and above	$2,106	16%	$3,146	17%
90.01% to 95.00%	4,928	38	6,682	35
85.01% to 90.00%	4,390	33	5,620	30
85.00% and below	1,730	13	3,375	18
Total	$13,154	100%	$18,823	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023		2022
45.01% and above	$3,538	27%	$4,452	24%
38.01% to 45.00%	4,940	38	6,361	34
38.00% and below	4,676	35	8,010	42
Total	$13,154	100%	$18,823	100%
We have seen an increase in concentrations of loans with higher DTI ratios. This is in line with market trends as rising mortgage rates and recent home price appreciation have put pressure on affordability. We believe the levels are in line with our current risk appetite as we consider layered risk across multiple risk attributes, pricing and our portfolio credit mix.

Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Higher interest rates and the low refinance market led to lower lapse and cancellations during the first quarter of 2023 driving increased persistency. The primary persistency rate was 85% and 76% for the three months ended March 31, 2023 and 2022, respectively. RIF increased primarily as a result of higher IIF.
The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
Primary IIF	$252,516	100%	$248,262	100%	$231,853	100%
Pool IIF	486	—	505	—	600	—
Total IIF	$253,002	100%	$248,767	100%	$232,453	100%

Primary RIF	$64,106	100%	$62,791	100%	$58,295	100%
Pool RIF	76	—	79	—	97	—
Total RIF	$64,182	100%	$62,870	100%	$58,392	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
Purchases IIF	$214,339	85%	$207,827	84%	$184,080	79%
Refinances IIF	38,177	15	40,435	16	47,773	21
Total IIF	$252,516	100%	$248,262	100%	$231,853	100%

Purchases RIF	$55,870	87%	$54,165	86%	$48,326	83%
Refinances RIF	8,236	13	8,626	14	9,969	17
Total RIF	$64,106	100%	$62,791	100%	$58,295	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
Monthly IIF	$221,482	88%	$216,831	87%	$200,304	86%
Single IIF	28,918	11	29,275	12	29,198	13
Other IIF	2,116	1	2,156	1	2,351	1
Total IIF	$252,516	100%	$248,262	100%	$231,853	100%

Monthly RIF	$57,289	89%	$55,879	89%	$51,153	88%
Single RIF	6,284	10	6,370	10	6,561	11
Other RIF	533	1	542	1	581	1
Total RIF	$64,106	100%	$62,791	100%	$58,295	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
2008 and prior	$6,377	3%	$6,596	3%	$7,723	3%
2009 to 2015	4,659	2	5,025	2	6,906	3
2016	5,744	2	6,296	2	8,076	4
2017	6,201	2	6,495	3	8,023	4
2018	6,570	3	6,839	3	8,306	4
2019	15,691	6	16,352	7	19,609	8
2020	52,389	21	55,358	22	65,807	28
2021	79,377	31	81,724	33	88,757	38
2022	62,481	25	63,577	25	18,646	8
2023	13,027	5	—	—	—	—
Total	$252,516	100%	$248,262	100%	$231,853	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
2008 and prior	$1,643	3%	$1,699	3%	$1,991	3%
2009 to 2015	1,238	2	1,341	2	1,846	3
2016	1,538	2	1,681	3	2,147	4
2017	1,632	3	1,708	3	2,094	4
2018	1,672	3	1,736	3	2,092	4
2019	3,989	6	4,143	7	4,935	8
2020	13,484	21	14,158	22	16,606	28
2021	19,917	31	20,418	32	21,959	38
2022	15,647	24	15,907	25	4,625	8
2023	3,346	5	—	—	—	—
Total	$64,106	100%	$62,791	100%	$58,295	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Beginning balance	$248,262	$226,514
NIW	13,154	18,823
Cancellations, principal repayments and other reductions (1)	(8,900)	(13,484)
Ending balance	$252,516	$231,853

______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.

The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
95.01% and above	$40,776	16%	$39,509	16%	$36,867	16%
90.01% to 95.00%	105,336	42	103,618	42	96,419	42
85.01% to 90.00%	73,756	29	72,132	29	66,226	28
85.00% and below	32,648	13	33,003	13	32,341	14
Total	$252,516	100%	$248,262	100%	$231,853	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
95.01% and above	$11,545	18%	$11,136	18%	$10,379	18%
90.01% to 95.00%	30,589	48	30,079	48	27,987	48
85.01% to 90.00%	18,054	28	17,621	28	16,082	27
85.00% and below	3,918	6	3,955	6	3,847	7
Total	$64,106	100%	$62,791	100%	$58,295	100%
The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
Over 760	$104,635	42%	$102,467	41%	$93,222	40%
740-759	40,983	16	40,097	16	36,821	16
720-739	35,554	14	34,916	14	32,363	14
700-719	29,160	12	28,867	12	27,620	12
680-699	21,717	9	21,554	9	21,259	9
660-679 (1)	11,057	4	10,926	4	10,805	5
640-659	6,114	2	6,095	3	6,188	3
620-639	2,604	1	2,630	1	2,774	1
<620	692	—	710	—	801	—
Total	$252,516	100%	$248,262	100%	$231,853	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
Over 760	$26,480	41%	$25,807	41%	$23,326	40%
740-759	10,418	16	10,154	16	9,267	16
720-739	9,126	14	8,931	14	8,224	14
700-719	7,406	12	7,317	12	6,974	12
680-699	5,481	9	5,428	9	5,334	9
660-679 (1)	2,809	4	2,767	5	2,715	5
640-659	1,549	3	1,540	2	1,550	3
620-639	660	1	665	1	699	1
<620	177	—	182	—	206	—
Total	$64,106	100%	$62,791	100%	$58,295	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
45.01% and above	$46,049	18%	$43,831	18%	$36,428	16%
38.01% to 45.00%	89,768	36	87,816	35	80,741	35
38.00% and below	116,699	46	116,615	47	114,684	49
Total	$252,516	100%	$248,262	100%	$231,853	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2023		December 31, 2022		March 31, 2022
45.01% and above	$11,782	18%	$11,176	18%	$9,227	16%
38.01% to 45.00%	22,830	36	22,268	35	20,392	35
38.00% and below	29,494	46	29,347	47	28,676	49
Total	$64,106	100%	$62,791	100%	$58,295	100%

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

The following table sets forth a roll forward of the number of primary loans in default for the periods indicated:

	Three months ended March 31,
(Loan count)	2023	2022
Number of delinquencies, beginning of period	19,943	24,820
New defaults	9,599	8,724
Cures	(10,771)	(10,860)
Claims paid	(126)	(107)
Rescissions and claim denials	(12)	(6)
Number of delinquencies, end of period	18,633	22,571
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Three months ended March 31,
(Amounts in thousands) (1)	2023	2022
Loss reserves, beginning of period	$479,343	$606,102
Claims paid	(6,653)	(5,617)
Change in reserve	(10,403)	(9,977)
Loss reserves, end of period	$462,287	$590,508
______________
(1)Direct primary case reserves exclude LAE, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	March 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,876	$67	$462	14%
4 - 11 payments	6,714	182	423	43%
12 payments or more	4,043	213	220	97%
Total	18,633	$462	$1,105	42%

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%
Total	19,943	$479	$1,147	42%

	March 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,837	$38	$359	11%
4 - 11 payments	6,875	115	392	29%
12 payments or more	8,859	438	515	85%
Total	22,571	$591	$1,266	47%
______________
(1)Direct primary case reserves exclude LAE, incurred but not reported and reinsurance reserves.
Reserves as a percentage of RIF as of March 31, 2023 remained flat compared to December 31, 2022 and decreased from March 31, 2022. While the number of loans that are delinquent for 12 months or more has decreased, it remains elevated compared to pre-COVID-19 levels due, in large part, to COVID-19 related forbearance options and the slowing of foreclosures. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process there is still uncertainty around the likelihood and timing of delinquencies going to claim.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.
The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of March 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	12%	11%	1.99%
Texas	8	7	1.92%
Florida (1)	8	8	2.24%
New York (1)	5	13	2.82%
Illinois (1)	5	6	2.51%
Arizona	4	2	1.68%
Michigan	4	3	1.72%
North Carolina	3	2	1.48%
Georgia	3	3	2.19%
Washington	3	3	1.64%
All other states (2)	45	42	1.79%
Total	100%	100%	1.93%
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
(2)Includes the District of Columbia.
The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of March 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	1.72%
Chicago-Naperville, IL MD	3	5	2.77%
Atlanta, GA MSA	3	3	2.35%
New York, NY MD	2	8	3.51%
Washington-Arlington, DC MD	2	2	1.79%
Houston, TX MSA	2	2	2.40%
Riverside-San Bernardino, CA MSA	2	2	2.54%
Los Angeles-Long Beach, CA MD	2	3	2.24%
Dallas, TX MD	2	1	1.65%
Denver-Aurora-Lakewood, CO MSA	2	1	0.93%
All Other MSAs/MDs	77	71	1.85%
Total	100%	100%	1.93%

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.84%
Phoenix, AZ MSA	3	2	1.83%
New York, NY MD	3	8	3.75%
Atlanta, GA MSA	2	3	2.42%
Washington-Arlington, DC MD	2	2	1.85%
Houston, TX MSA	2	3	2.60%
Riverside-San Bernardino, CA MSA	2	2	2.89%
Los Angeles-Long Beach, CA MD	2	2	2.18%
Dallas, TX MD	2	1	1.86%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.00%
Total	100%	100%	2.08%
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

The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of March 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2008 and prior	3%	25%	8.81%	5.56%
2009 to 2015	2	7	4.03%	0.67%
2016	2	5	3.01%	0.73%
2017	3	6	3.53%	0.93%
2018	3	7	4.08%	1.02%
2019	6	10	2.57%	0.86%
2020	21	16	1.42%	0.85%
2021	31	18	1.23%	1.06%
2022	24	6	0.74%	0.71%
2023	5	—	0.02%	0.02%
Total portfolio	100%	100%	1.93%	4.22%
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
Loss reserves in policy years in 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in these policy years. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. Loss reserves has shifted to newer book years, largely 2020 and later, given their significant representation of RIF. As of March 31, 2023, our 2016 and newer policy years represented approximately 95% of our primary RIF and 68% of our total direct primary case reserves.
Investment Portfolio
Our investment portfolio is affected by factors described below, each of which in turn may be affected by current macroeconomic conditions as noted above in “—Trends and Conditions.” The investment portfolios of our insurance subsidiaries are directed by the Enact Investment Committee, a management level-committee, with Genworth serving as the investment manager. The investment portfolio of EHI is directed by a separate management-level EHI Investment Committee with a third-party investment manager. These parties, with oversight from our Board of Directors and our senior management team, are responsible for the execution of our investment strategy. Our investment portfolio is an important component of our consolidated financial results and represents our primary source of claims paying resources. Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities and is designed to achieve the following objectives:
•Meet policyholder obligations through maintenance of sufficient liquidity;
•Preserve capital;
•Generate investment income;
•Maximize statutory capital; and
•Increase shareholder value, among other objectives.
To achieve our portfolio objectives, our investment strategy focuses primarily on:
•Our business outlook, including current and expected future investment conditions;
•Investment selection based on fundamental, research-driven strategies;
•Diversification across a mix of fixed income, low-volatility investments while actively pursuing strategies to enhance yield;
•Regular evaluation and optimization of our asset class mix;
•Continuous monitoring of investment quality, duration, and liquidity;
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$42,709	1%	$44,769	1%
State and political subdivisions	431,778	9	419,856	9
Non-U.S. government	9,493	—	9,349	—
U.S. corporate	2,679,485	54	2,646,863	54
Non-U.S. corporate	630,502	13	652,844	13
Residential mortgage-backed	10,344	—	11,043	—
Other asset-backed	1,125,316	23	1,100,036	23
Total available-for-sale fixed maturity securities	$4,929,627	100%	$4,884,760	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of March 31, 2023 or December 31, 2022. We have no derivative financial instruments in our investment portfolio.
As of both March 31, 2023 and December 31, 2022, 98% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	March 31, 2023	December 31, 2022
AAA	10%	10%
AA	16	16
A	34	34
BBB	38	38
BB & below	2	2
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	March 31, 2023	December 31, 2022
Duration (in years)	3.6	3.6
Pre-tax yield (% of average investment portfolio assets)	3.2%	3.1%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$119,339	$160,829
Investing activities	33,463	(146,497)
Financing activities	(44,956)	—
Net increase in cash and cash equivalents	$107,846	$14,332
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities decreased largely due the timing of tax payments and lower unearned premium declines from cancelled single premium policies. Cash flows from operations were also impacted by changes in reserves and stock-based compensation expense.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash provided by investing activities increased as a result of maturities and sales of securities outpacing purchases of fixed maturity securities in the current year.
During the three months ended March 31, 2023, our cash flows from financing activities included dividends paid of $22.8 million and share repurchases of $22.2 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. There were no dividends paid or other financing activity during the three months ended March 31, 2022.
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
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of March 31, 2023.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $264 million as of March 31, 2023, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
Another consideration in the development of the dividend strategies for our regulated insurance operating subsidiaries is our expected level of compliance with PMIERs. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions required EMICO to maintain 120% of PMIERs Minimum Required Assets through 2022. In addition, under PMIERs, EMICO is subject to other operational and financial requirements that approved insurers must meet in order to remain eligible to insure loans purchased by the GSEs. Refer to “—Trends and Conditions” for recent updates related to these requirements.
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
In April 2023, EMICO completed a distribution of approximately $158 million that will primarily be used to support our ability to return capital to shareholders and bolster financial flexibility. We intend to continue to use future EMICO distributions for these purposes.

The credit agreement entered into in connection with the Facility contains customary restrictions on EHI’s ability to pay cash dividends. Under the credit agreement, EHI is permitted to make cash distributions (1) so long as no Default or Event of Default (as each are defined in the credit agreement) has occurred and is continuing and EHI is in pro forma compliance with its financial covenants as described below, at the time of and after giving effect to such payment, (2) within 60 days of declaration of any cash dividend so long as the payment was permitted under the credit agreement at the time of such declaration and (3) other customary exceptions as more fully set forth in the credit agreement.
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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	March 31, 2023	December 31, 2022
Statutory policyholders’ surplus	$1,193	$1,136
Contingency reserves	3,679	3,551
Combined statutory capital	$4,872	$4,687
Adjusted RIF(1)	$61,546	$60,061
Combined risk-to-capital ratio	12.6	12.8
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	March 31, 2023	December 31, 2022
Statutory policyholders’ surplus	$1,141	$1,084
Contingency reserves	3,675	3,548
EMICO statutory capital	$4,816	$4,632
Adjusted RIF(1)	$61,123	$59,663
EMICO risk-to-capital ratio	12.7	12.9
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of March 31, 2023, we maintained liquidity in the form of cash and cash equivalents of $622 million compared to $514 million as of December 31, 2022, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
Additionally, on June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of March 31, 2023.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes in both the short term and long term. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than the 2025 Senior Notes and the Facility.
Financial Strength Ratings
The following EMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investor Service, Inc.	A3	Stable	Upgrade	March 1, 2023
Fitch Ratings, Inc.	A-	Stable	Upgrade	April 25, 2023
S&P Global Ratings	BBB+	Stable	Upgrade	February 16, 2023
Contractual Obligations and Commitments
Our loss reserves have a high degree of estimation due to macroeconomic uncertainty along with delinquencies from borrower forbearance programs and foreclosure delays as a result COVID-19. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure or progress to claim as we expect. Other than changes in our aforementioned loss reserves, there have been no material additions or changes to our contractual obligations or other off-balance sheet arrangements as compared to the amounts disclosed within our audited consolidated financial statements for the years ended December 31, 2022 and 2021.

Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, and in our audited consolidated financial statements for the years ended December 31, 2022 and 2021, for a discussion of recently adopted and not yet adopted accounting standards.

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
At March 31, 2023, the effective duration of our investments available-for-sale was 3.6 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.6% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2023
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are not subject to any pending material legal proceedings.
Item 1A. Risk Factors
We have disclosed within Part I, Item 1A in our Annual Report the risk factors that could have a material adverse effect on our business, results of operations and/or financial condition. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Form 10-Q. These risk factors and other information may not describe every risk that we face. The occurrence of any additional risks and uncertainties that are currently immaterial or unknown could have a material adverse effect on our business, results of operations and/or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2023:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
January 1 - January 31, 2023	253,689	$24.13	253,689	$67,347
February 1 - February 28, 2023	440,339	$24.35	440,339	$56,627
March 1 - March 31, 2023	222,748	$23.94	222,748	$51,294
Total	916,776	$24.19	916,776	$51,294
(1) On November 1, 2022 the Company announced authorization to repurchase up to $75 million of its common shares. The authorization has no expiration date.
Subsequent to quarter end, the Company purchased 353,416 shares at an average price of $23.73 through April 30, 2023.
Item 5. Other Information
The following disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10‑Q, Form 8‑K or otherwise. The Master Agreement dated September 15, 2021 between Genworth Financial, Inc. and Enact Holdings, Inc. (as subsequently amended, the “Master Agreement”), was amended and restated on March 20, 2023. The Master Agreement was revised to remove Genworth’s approval of EHI’s annual operating plan clause as previously provided for by Section 5.7-(d) of the Master Agreement.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Master Agreement, dated February 23, 2023, between Genworth Financial and Enact Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.2*	Amended and Restated Master Agreement, dated March 20, 2023, between Genworth Financial and Enact Holdings, Inc.
10.3
First Amendment to the Enact Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.4
First Amendment to the Shared Services Agreement, dated February 24, 2023, between Enact Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.5
Form of 2023-2025 Performance Stock Unit Agreement under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.6
Form of 2023-2025 Restricted Stock Unit Agreements under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer
32.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
+    Indicates management contract and compensatory plan
*    Filed herewith
**    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

ENACT HOLDINGS, INC.
(Registrant)
Dated: May 5, 2023

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer