Form 10-Q
period 2023-06-30
Enact Holdings, Inc.
filed 2023-08-04
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2023, there were 159,993,788 shares of Common Stock, par value $0.01 per share, outstanding.

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
•deterioration in economic conditions or a decline in home prices, including a severe recession;
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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,354,262 and $5,371,673 as of June 30, 2023, and December 31, 2022, respectively)	$4,915,039	$4,884,760
Short-term investments, at fair value	10,849	3,047
Total investments	4,925,888	4,887,807
Cash and cash equivalents	691,416	513,775
Accrued investment income	37,726	35,844
Deferred acquisition costs	25,843	26,121
Premiums receivable (net of allowance for credit losses of $894 and $873 as of June 30, 2023, and December 31, 2022, respectively)	43,525	41,738
Other assets	80,363	76,391
Deferred tax asset	119,099	127,473
Total assets	$5,923,860	$5,709,149
Liabilities and equity
Liabilities:
Loss reserves	$490,203	$519,008
Unearned premiums	174,561	202,717
Other liabilities	139,100	143,686
Long-term borrowings	744,100	742,830
Total liabilities	1,547,964	1,608,241
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 160,234 shares issued and outstanding as of June 30, 2023, and 162,779 shares issued and outstanding as of December 31, 2022)	1,602	1,628
Additional paid-in capital	2,324,527	2,382,068
Accumulated other comprehensive income	(345,243)	(382,744)
Retained earnings	2,395,010	2,099,956
Total equity	4,375,896	4,100,908
Total liabilities and equity	$5,923,860	$5,709,149
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Premiums	$238,520	$237,386	$473,628	$471,665
Net investment income	50,915	35,776	96,256	70,922
Net investment gains (losses)	(13,001)	(381)	(13,123)	(720)
Other income	1,088	760	1,700	1,262
Total revenues	277,522	273,541	558,461	543,129
Losses and expenses:
Losses incurred	(4,070)	(61,563)	(15,054)	(72,009)
Acquisition and operating expenses, net of deferrals	51,887	58,201	103,592	112,463
Amortization of deferred acquisition costs and intangibles	2,645	3,230	5,285	6,320
Interest expense	12,913	12,786	25,978	25,562
Total losses and expenses	63,375	12,654	119,801	72,336
Income before income taxes	214,147	260,887	438,660	470,793
Provision for income taxes	46,127	56,152	94,652	101,428
Net income	$168,020	$204,735	$344,008	$369,365

Net income per common share:
Basic	$1.04	$1.26	$2.13	$2.27
Diluted	$1.04	$1.25	$2.11	$2.26
Weighted average common shares outstanding:
Basic	161,318	162,842	161,880	162,842
Diluted	162,171	163,225	162,675	163,140
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income	$168,020	$204,735	$344,008	$369,365
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(25,000)	(152,401)	37,510	(376,701)
Foreign currency translation	(1)	64	(9)	93
Other comprehensive income (loss)	(25,001)	(152,337)	37,501	(376,608)
Total comprehensive income (loss)	$143,019	$52,398	$381,509	$(7,243)
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended June 30, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of March 31, 2023	$1,619	$2,362,281	$(320,242)	$2,252,963	$4,296,621
Comprehensive income (loss):
Net income	—	—	—	168,020	168,020
Other comprehensive income (loss), net of taxes	—	—	(25,001)	—	(25,001)
Repurchase of common stock	(17)	(41,218)	—	—	(41,235)
Stock-based compensation expense and exercises and other	—	3,464	—	(271)	3,193
Dividends	—	—	—	(25,702)	(25,702)
Balance as of June 30, 2023	$1,602	$2,324,527	$(345,243)	$2,395,010	$4,375,896

	Three months ended June 30, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of March 31, 2022	$1,628	$2,374,568	$(140,690)	$1,813,083	$4,048,589
Comprehensive income (loss):
Net income	—	—	—	204,735	204,735
Other comprehensive income (loss), net of taxes	—	—	(152,337)	—	(152,337)
Stock-based compensation expense and exercises and other	—	2,474	—	(163)	2,311
Dividends	—	—	—	(22,798)	(22,798)
Balance as of June 30, 2022	$1,628	$2,377,042	$(293,027)	$1,994,857	$4,080,500

See Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income (loss):
Net income	—	—	—	344,008	344,008
Other comprehensive income (loss), net of taxes	—	—	37,501	—	37,501
Repurchase of common stock	(27)	(63,408)	—	—	(63,435)
Stock-based compensation expense and exercises and other	1	5,867	—	(496)	5,372
Dividends	—	—	—	(48,458)	(48,458)
Balance as of June 30, 2023	$1,602	$2,324,527	$(345,243)	$2,395,010	$4,375,896

	Six months ended June 30, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income (loss):
Net income	—	—	—	369,365	369,365
Other comprehensive income (loss), net of taxes	—	—	(376,608)	—	(376,608)
Stock-based compensation expense and exercises and other	—	5,181	—	(163)	5,018
Dividends	—	—	—	(22,798)	(22,798)
Balance as of June 30, 2022	$1,628	$2,377,042	$(293,027)	$1,994,857	$4,080,500
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income	$344,008	$369,365
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	13,123	720
Amortization of fixed maturity securities discounts and premiums	(2,222)	(1,529)
Amortization of deferred acquisition costs and intangibles	5,285	6,320
Acquisition costs deferred	(3,238)	(3,316)
Deferred income taxes	(1,824)	1,475
Stock-based compensation expense	5,372	5,040
Amortization of debt issuance costs	1,270	1,186
Other	—	(20)
Change in certain assets and liabilities:
Accrued investment income	(1,882)	(2,042)
Premiums receivable	(1,787)	1,230
Other assets	1,273	1,931
Loss reserves	(28,805)	(82,431)
Unearned premiums	(28,156)	(21,538)
Other liabilities	(15,232)	25,354
Net cash provided by operating activities	287,185	301,745
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(599,050)	(624,909)
Proceeds from sales of fixed maturity securities available-for-sale	393,899	261,732
Proceeds from maturities of fixed maturity securities available-for-sale	220,782	242,349
Net change in short-term investments	(7,293)	—
Other	(5,989)	—
Net cash provided by (used in) investing activities	2,349	(120,828)
Cash flows from financing activities:
Repurchase of common stock	(63,435)	—
Dividends paid	(48,458)	(22,798)
Net cash used in financing activities	(111,893)	(22,798)
Net increase in cash and cash equivalents	177,641	158,119
Cash and cash equivalents at beginning of period	513,775	425,828
Cash and cash equivalents at end of period	$691,416	$583,947
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)Nature of business, organization structure and basis of presentation
The accompanying unaudited condensed consolidated financial statements include, on a consolidated basis, the accounts of Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.). EHI is a subsidiary of Genworth Financial, Inc. (“Genworth” or “Parent”) and has been since EHI’s incorporation in Delaware in 2012. In September 2021, we completed a minority initial public offering (“IPO”) of 18.4% of EHI’s common stock.
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
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $250 million into Enact Re during the second quarter of 2023. As of June 30, 2023, Enact Re provided reinsurance relating to GSE risk share and reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Fixed maturity securities available-for-sale	$44,542	$36,810	$85,917	$73,344
Cash, cash equivalents and short-term investments	7,955	422	13,575	432
Gross investment income before expenses and fees	52,497	37,232	99,492	73,776
Investment expenses and fees	(1,582)	(1,456)	(3,236)	(2,854)
Net investment income	$50,915	$35,776	$96,256	$70,922
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Fixed maturity securities available-for-sale:
Gross realized gains	$20	$291	$20	$641
Gross realized (losses)	(13,008)	(672)	(13,130)	(1,534)
Net realized gains (losses)	(12,988)	(381)	(13,110)	(893)
Net change in allowance for credit losses on commitment	(13)	—	(13)	173
Net investment gains (losses)	$(13,001)	$(381)	$(13,123)	$(720)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of June 30, 2023, or December 31, 2022, or activity during the six months ended June 30, 2023. We recorded an immaterial allowance for credit losses on an investment purchase commitment during the second quarter of 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	June 30, 2023	December 31, 2022
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(439,223)	$(486,913)
Short-term investments	(12)	(30)
Unrealized gains (losses) on investment securities	(439,235)	(486,943)
Income taxes	93,849	104,047
Net unrealized investment gains (losses)	$(345,386)	$(382,896)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2023	2022
Beginning balance	$(320,386)	$(140,712)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(44,767)	(193,949)
Provision for income taxes	9,506	41,247
Change in unrealized gains (losses) on investment securities	(35,261)	(152,702)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2,727) and $(80), respectively	10,261	301
Change in net unrealized investment gains (losses)	(25,000)	(152,401)
Ending balance	$(345,386)	$(293,113)

	Six months ended June 30,
(Amounts in thousands)	2023	2022
Beginning balance	$(382,896)	$83,588
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	34,599	(479,350)
Provision for income taxes	(7,446)	101,944
Change in unrealized gains (losses) on investment securities	27,153	(377,406)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2,753) and $(188), respectively	10,357	705
Change in net unrealized investment gains (losses)	37,510	(376,701)
Ending balance	$(345,386)	$(293,113)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of June 30, 2023, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$112,190	$67	$(1,719)	$110,538
State and political subdivisions	510,288	1,735	(85,495)	426,528
Non-U.S. government	12,382	—	(1,176)	11,206
U.S. corporate	2,728,245	1,468	(220,234)	2,509,479
Non-U.S. corporate	696,177	344	(56,471)	640,050
Residential mortgage-backed	9,647	1	(174)	9,474
Other asset-backed	1,285,333	494	(78,063)	1,207,764
Total fixed maturity securities available-for-sale	$5,354,262	$4,109	$(443,332)	$4,915,039
Short-term investments	10,861	—	(12)	10,849
Total investments	$5,365,123	$4,109	$(443,344)	$4,925,888
As of December 31, 2022, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$46,319	$59	$(1,609)	$44,769
State and political subdivisions	515,935	1,815	(97,894)	419,856
Non-U.S. government	10,607	—	(1,258)	9,349
U.S. corporate	2,886,269	1,355	(240,761)	2,646,863
Non-U.S. corporate	716,333	158	(63,647)	652,844
Residential mortgage-backed	11,162	—	(119)	11,043
Other asset-backed	1,185,048	462	(85,474)	1,100,036
Total fixed maturity securities available-for-sale	$5,371,673	$3,849	$(490,762)	$4,884,760
Short-term investments	3,077	—	(30)	3,047
Total investments	$5,374,750	$3,849	$(490,792)	$4,887,807

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2023:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$77,177	$(418)	20	$32,550	$(1,301)	13	$109,727	$(1,719)	33
State and political subdivisions	1,423	(29)	2	405,608	(85,466)	86	407,031	(85,495)	88
Non-U.S. government	1,846	(1)	1	9,360	(1,175)	1	11,206	(1,176)	2
U.S. corporate	825,996	(25,319)	261	1,578,403	(194,915)	291	2,404,399	(220,234)	552
Non-U.S. corporate	183,459	(4,240)	63	425,132	(52,231)	85	608,591	(56,471)	148
Residential mortgage-backed	8,533	(174)	5	—	—	—	8,533	(174)	5
Other asset-backed	316,247	(5,395)	118	808,242	(72,668)	182	1,124,489	(78,063)	300
Total for fixed maturity securities in an unrealized loss position	$1,414,681	$(35,576)	470	$3,259,295	$(407,756)	658	$4,673,976	$(443,332)	1,128
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of June 30, 2023, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$254,992	$250,690
Due after one year through five years	2,049,802	1,901,357
Due after five years through ten years	1,478,171	1,296,200
Due after ten years	276,317	249,554
Subtotal	4,059,282	3,697,801
Residential mortgage-backed	9,647	9,474
Other asset-backed	1,285,333	1,207,764
Total fixed maturity securities available-for-sale	$5,354,262	$4,915,039
As of June 30, 2023, securities issued by the finance and insurance, technology and communications, consumer—non-cyclical, and utilities industry groups represented approximately 33%, 13%, 11%, and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of June 30, 2023, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of June 30, 2023, and December 31, 2022, $25.2 million and $25.1 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2023.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of June 30, 2023, and December 31, 2022.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 89% of our portfolio was priced using third-party pricing services as of June 30, 2023. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2023:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$110,538	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$426,528	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$11,206	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,105,532	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$495,138	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$9,474	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,196,812	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $181.6 million and $72.2 million, respectively, as of June 30, 2023. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $23.3 million as of June 30, 2023.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $282.7 million as of June 30, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$110,538	$—	$110,538	$—
State and political subdivisions	426,528	—	426,528	—
Non-U.S. government	11,206	—	11,206	—
U.S. corporate	2,509,479	—	2,287,178	222,301
Non-U.S. corporate	640,050	—	567,326	72,724
Residential mortgage-backed	9,474	—	9,474	—
Other asset-backed	1,207,764	—	1,196,812	10,952
Total fixed maturity securities	4,915,039	—	4,609,062	305,977
Short-term investments	10,849	—	10,849	—
Total	$4,925,888	$—	$4,619,911	$305,977

	December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$44,769	$—	$44,769	$—
State and political subdivisions	419,856	—	419,856	—
Non-U.S. government	9,349	—	9,349	—
U.S. corporate	2,646,863	—	2,426,237	220,626
Non-U.S. corporate	652,844	—	557,690	95,154
Residential mortgage-backed	11,043	—	11,043	—
Other asset-backed	1,100,036	—	1,096,555	3,481
Total fixed maturity securities	4,884,760	—	4,565,499	319,261
Short-term investments	3,047	—	3,047	—
Total	$4,887,807	$—	$4,568,546	$319,261
We had no liabilities recorded at fair value as of June 30, 2023, and December 31, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$216,330	$(8)	$(4,021)	$18,000	$—	$(8,000)	$—	$—	$222,301	$(7)	$(4,842)
Non-U.S. corporate	74,131	8	(1,309)	—	—	(106)	—	—	72,724	8	(1,310)
Other asset-backed	984	2	(24)	9,991	—	(1)	—	—	10,952	2	(24)
Total	$291,445	$2	$(5,354)	$27,991	$—	$(8,107)	$—	$—	$305,977	$3	$(6,176)

	Beginning balance as of April 1, 2022	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$243,463	$(13)	$(13,386)	$—	$—	$—	$—	$(13,410)	$216,654	$(13)	$(12,893)
Non-U.S. corporate	84,418	(84)	(3,933)	3,009	—	(105)	—	—	83,305	(84)	(3,931)
Other asset-backed	—	—	57	14,997	—	—	—	—	15,054	—	57
Total	$327,881	$(97)	$(17,262)	$18,006	$—	$(105)	$—	$(13,410)	$315,013	$(97)	$(16,767)
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,626	$(21)	$3	$21,000	$(6,899)	$(12,408)	$—	$—	$222,301	$(16)	$(1,093)
Non-U.S. corporate	95,154	(717)	1,458	3,759	(3,543)	(23,387)	—	—	72,724	16	122
Other asset-backed	3,481	5	(10)	9,991	—	(1)	—	(2,514)	10,952	5	(28)
Total	$319,261	$(733)	$1,451	$34,750	$(10,442)	$(35,796)	$—	$(2,514)	$305,977	$5	$(999)

(Amounts in thousands)	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2022	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,733	$(28)	$(30,170)	$39,969	$—	$(440)	$—	$(13,410)	$216,654	$(28)	$(29,677)
Non-U.S. corporate	83,664	(168)	(9,270)	13,009	—	(211)	—	(3,719)	83,305	(168)	(8,975)
Other asset-backed	24,223	—	(1,567)	14,997	—	—	—	(22,599)	15,054	—	57
Total	$328,620	$(196)	$(41,007)	$67,975	$—	$(651)	$—	$(39,728)	$315,013	$(196)	$(38,595)
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2023:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$220,136	Credit spreads	64 - 263	146
Non-U.S. corporate	Internal models	$62,527	Credit spreads	92 - 197	147
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

	June 30, 2023		December 31, 2022
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$744,100	$737,790	$742,830	$739,020

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)Loss reserves
Activity for the liability for loss reserves for the six months ended June 30, is summarized as follows:

(Amounts in thousands)	2023	2022
Loss reserves, beginning balance	$519,008	$641,325
Reinsurance recoverable, beginning balance	—	—
Run-off reserves	(678)	(681)
Net loss reserves, beginning balance	518,330	640,644

Losses and LAE incurred related to current accident year	120,175	75,562
Losses and LAE incurred related to prior accident years	(135,366)	(147,558)
Total incurred (1)	(15,191)	(71,996)

Losses and LAE paid related to current accident year	(359)	(461)
Losses and LAE paid related to prior accident years	(13,689)	(9,966)
Total paid (1)	(14,048)	(10,427)

Net loss reserves, ending balance	489,091	558,221
Reinsurance recoverable, ending balance	213	—
Run-off reserves	899	673
Loss reserves, ending balance	$490,203	$558,894
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
For the six months ended June 30, 2023, losses and LAE incurred of $120 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $76 million for the six months ended June 30, 2022.
We also recorded favorable adjustments on prior accident year reserves of $133 million, which were driven primarily by cure performance of delinquencies from 2021 and earlier, including those related to COVID-19 as well as delinquencies from early 2022. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to perform at levels above our reserve expectations. A portion of the reserve release also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as expected. During the first six months of 2022, we released $146 million of reserves primarily related to COVID-19 delinquencies from 2020.
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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net premiums written:
Direct	$245,160	$245,819	$486,099	$488,424
Assumed	256	66	315	134
Ceded	(21,015)	(20,129)	(40,942)	(38,431)
Net premiums written	$224,401	$225,756	$445,472	$450,127

Net premiums earned:
Direct	$259,279	$257,449	$514,255	$509,962
Assumed	256	66	315	134
Ceded	(21,015)	(20,129)	(40,942)	(38,431)
Net premiums earned	$238,520	$237,386	$473,628	$471,665
The difference between written premiums of $224.4 million and earned premiums of $238.5 million represents the decrease in unearned premiums for the three months ended June 30, 2023. The difference between written premiums of $445.5 million and earned premiums of $473.6 million represents the decrease in unearned premiums for the six months ended June 30, 2023. The decrease in unearned premiums was primarily the result of policy cancellations in our single premium mortgage insurance product.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of June 30, 2023:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2020-1 Ltd.	10/22/2020	1/01/2020 - 8/31/2020	$522	$521	$350	$28
Triangle Re 2021-1 Ltd.	3/02/2021	1/01/2014 - 12/31/2018, 10/01/2019 - 12/31/2019	$212	$212	$495	$105
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$188	$303	$209
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$303	$372	$303
Total						$645

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2020 XOL	1/01/2020	1/01/2020 - 12/31/2020	$691	$690	$168	$34
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$671	$206	$163
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$462	$196	$196
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$385	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$316	$289	$275
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$264	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$256	$201	$193
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$210	$210	$92	$92
Total						$1,014
On March 8, 2023, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $180 million of reinsurance coverage on a portion of current and expected new insurance written for the 2023 book year, effective January 1, 2023.
Quota Share Reinsurance
On June 30, 2023, EMICO engaged in a quota share reinsurance agreement with a panel of third-party reinsurers. Under the agreement, we cede premiums earned on all eligible policies in exchange for

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reimbursement of ceded claims and claims expenses on covered policies, a specific ceding commission and profit commission determined based on ceded claims. EMICO has rights to terminate the reinsurance agreement upon the occurrence of certain events. Reinsurance recoverables are recorded in Other assets on the consolidated balance sheets.

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	13.125%	20%	up to 55%

(7)Borrowings
In 2020, we issued $750 million aggregate principal amount of 6.5% senior notes due in 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2025 Senior Notes mature on August 15, 2025.
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	June 30, 2023	December 31, 2022
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(5,900)	(7,170)
Total	$744,100	$742,830
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of June 30, 2023.
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three- and six-month periods ended June 30, 2023 and 2022, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $4.5 million and $7.5 million for the three months ended June 30, 2023 and 2022, respectively. We incurred costs for these services of $9.2 million and $15.3 million for the six months ended June 30, 2023 and 2022, respectively.
The investment portfolios of our insurance subsidiaries are managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.7 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively. The total investment expenses paid to Genworth were $3.3 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.1 million and $0.2 million for these services for the three months ended June 30, 2023 and 2022, respectively. We charged Genworth $0.2 million and $0.4 million for these services for the six months ended June 30, 2023 and 2022, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	June 30, 2023	December 31, 2022
Amounts payable to Genworth	$11,618	$9,291
Amounts receivable from Genworth	$153	$167
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the six months ended June 30, 2023 and 2022, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well as deferred stock units issued to our directors.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Net income available to EHI common stockholders	$168,020	$204,735	$344,008	$369,365
Net income per common share:
Basic	$1.04	$1.26	$2.13	$2.27
Diluted	$1.04	$1.25	$2.11	$2.26
Weighted average common shares outstanding:
Basic	161,318	162,842	161,880	162,842
Diluted	162,171	163,225	162,675	163,140
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2023, net of tax	$(320,386)	$144	$(320,242)
Other comprehensive income (loss) before reclassifications	(35,261)	(1)	(35,262)
Amounts reclassified from other comprehensive income (loss)	10,261	—	10,261
Total other comprehensive income (loss)	(25,000)	(1)	(25,001)
Balance as of June 30, 2023, net of tax	$(345,386)	$143	$(345,243)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2022, net of tax	$(140,712)	$22	$(140,690)
Other comprehensive income (loss) before reclassifications	(152,702)	64	(152,638)
Amounts reclassified from other comprehensive income (loss)	301	—	301
Total other comprehensive income (loss)	(152,401)	64	(152,337)
Balance as of June 30, 2022, net of tax	$(293,113)	$86	$(293,027)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the six months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2023, net of tax	$(382,896)	$152	$(382,744)
Other comprehensive income (loss) before reclassifications	27,153	(9)	27,144
Amounts reclassified from other comprehensive income (loss)	10,357	—	10,357
Total other comprehensive income (loss)	37,510	(9)	37,501
Balance as of June 30, 2023, net of tax	$(345,386)	$143	$(345,243)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2022, net of tax	$83,588	$(7)	$83,581
Other comprehensive income (loss) before reclassifications	(377,406)	93	(377,313)
Amounts reclassified from other comprehensive income (loss)	705	—	705
Total other comprehensive income (loss)	(376,701)	93	(376,608)
Balance as of June 30, 2022, net of tax	$(293,113)	$86	$(293,027)

The following table presents the effect of the reclassifications of significant items out of accumulated other comprehensive income on the respective line items of the consolidated statements of income, for the periods indicated:

	Amount reclassified from accumulated other comprehensive income				Affected line item in the condensed consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net unrealized gains (losses) on investments	$(12,988)	$(381)	$(13,110)	$(893)	Net investment gains (losses)
Benefit (expense) from income taxes	2,727	80	2,753	188	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On November 1, 2022, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $75 million, excluding commissions, to repurchase EHI common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. EHI generally operates its share repurchase programs pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. During the three months ended June 30, 2023, the Company purchased 1,705,169 shares at an average price of $24.13 per share, including

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
commissions. During the six months ended June 30, 2023, the Company purchased 2,621,945 shares at an average price of $24.15 per share, including commissions. As of June 30, 2023, $10.1 million remained available under this program. All treasury stock has been retired as of June 30, 2023.
Subsequent to quarter end, the Company purchased 241,946 shares at an average price of $25.96 through July 31, 2023. In August 2023, we announced a new share repurchase authorization which allows for the purchase of an additional $100 million of EHI common stock.
Cash Dividends
We paid a quarterly cash dividend of $0.16 per share in the second quarter of 2023. In the first quarter of 2023 and the second quarter of 2022, we paid a dividends of $0.14 per share.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the six months ended June 30, 2023 and 2022, and our audited consolidated financial statements and related notes for the years ended December 31, 2022 and 2021 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2022 (the “Annual Report”).
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
Trends and Conditions
During the second quarter of 2023, the United States economy faced uncertainty due to continued inflationary pressure, the geopolitical environment, the aftermaths of both high-profile banking failures during the first quarter of 2023 and the potential debt ceiling default, and fears of a possible recession.
Inflationary pressures continued to lessen in the second quarter of 2023, with the Bureau of Labor Statistics reporting in June that the Consumer Price Index was down to 3.0% year-over-year. The Federal Reserve has taken an aggressive approach towards addressing inflation through interest rate increases and a reduction of its balance sheet. The Federal Reserve raised rates by 25 basis points in July 2023, following a brief pause on interest rate hikes in June 2023. The Federal Reserve had previously announced 25 basis point increases in interest rates in both May and March 2023 and eight interest rate increases in 2022.
Mortgage origination activity remained slow during the second quarter of 2023 in response to elevated mortgage rates and sustained low housing supply. The refinance market is likely to remain suppressed in the near to mid-term. Housing affordability remains challenged due to high interest rates and elevated home prices, modestly offset by rising median family income according to the National Association of Realtors Housing Affordability Index. After sustained periods of strong home price appreciation, national housing prices began to decline in late 2022, but have recovered and continue to rise in 2023, according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate as of June 30, 2023, was 3.6%, up slightly from the first quarter of 2023. As of June 30, 2023, the number of unemployed Americans stands at approximately 6.0 million and the number of long-term unemployed Americans (over 26 weeks out of the workforce) was approximately 1.1 million. Both metrics remain relatively in line with February 2020 levels.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended for another six months if requested by the borrower to its mortgage servicer. However, the Biden Administration ended the national emergency for COVID-19 in April 2023, so the deadlines for requesting a COVID-19 related forbearance under the CARES Act will end in August of 2023. At present, the GSEs’ COVID-19 related policies with respect to forbearance remain in effect.
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
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. As of June 30, 2023, approximately 1.3%, or 12,854, of our active primary policies were reported in a forbearance plan, of which approximately 31% were reported as delinquent.
Total delinquencies decreased during the second quarter of 2023 as a result of cures outpacing new delinquencies, which decreased modestly during the quarter. The new delinquency rate for the second quarter of 2023 was 1.0%, consistent with the first quarter of 2023.
The full impact of COVID-19 and its ancillary economic effects on our future business results continue to be difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. We continue to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 related forbearance programs could have an adverse impact on our future results of operations and financial condition.
The Federal Housing Finance Agency (“FHFA”) and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. In June 2022, the FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans. In April 2023, FHFA announced updates to Fannie Mae and Freddie Mac’s Equitable Housing Finance Plans which build upon the inaugural plans first announced last year and make adjustments based on initial research and findings. The proposals included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. We will continue to work with the FHFA, the GSEs, and the broader housing finance industry as these proposals develop and to the extent they are implemented. We cannot predict whether or when any new practices or programs will be implemented under the GSEs’ Equitable Housing Finance Plans or other affordability initiatives, and if so in what form, nor can we predict what effect, if any, such practices or programs may have on our business, results of operations or financial condition.
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
In January 2023, the FHFA announced additional updates to its upfront fee structure and a recalibration and reformatting of their entire pricing matrix. The changes marked the third iteration of the FHFA’s ongoing pricing review since early last year and impact purchase and rate-term refinance loans. Pricing grids are now broken out by loan purpose and are recalibrated to new credit score and loan-to-value ratio categories along with associated loan attributes. The new pricing matrix initially included new upfront fees for loans with debt to income (“DTI”) ratios greater than 40%, but those fees were rescinded prior to implementation. The remaining changes became effective May 1, 2023.
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
New insurance written of $15.1 billion in the second quarter of 2023 decreased 14% compared to the second quarter of 2022 primarily due to a decline in originations driven by elevated mortgage rates. Our primary persistency rate was 84% during the second quarter of 2023 compared to 80% during the second quarter of 2022. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. Elevated persistency has continued to offset the decline in new insurance written in the second quarter of 2023, leading to an increase in primary insurance in-force (“IIF”) of $9.6 billion since December 31, 2022.
Net earned premiums increased slightly in the second quarter of 2023 compared to the second quarter of 2022 primarily as a result of insurance in-force growth, partially offset by the lapse of older, higher priced policies and a decrease in single premium cancellations. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as forbearance exits continue and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default and we refund the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the second quarter of 2023 was not significant to the change in earned premiums for those periods.
Our loss ratio for the three months ended June 30, 2023, was (2)% as compared to (26)% for the three months ended June 30, 2022. Both periods were impacted by favorable reserve adjustments. In the second quarter of 2023, we released $63 million of reserves on delinquencies from prior years, primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those as a result of COVID-19. A portion of the reserve release also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as initially expected. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to cure at levels above our reserve expectations, which was a primary driver of the release of reserves in the second quarter of 2023. A similar trend impacted the second quarter of 2022, where we recorded a $96 million reserve release primarily related to 2020 delinquencies.
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
New delinquencies in the second quarter of 2023 increased compared to the second quarter of 2022. Current period primary delinquencies of 9,205 contributed $58 million of loss expense in the second quarter of 2023. We incurred $35 million of losses from 7,847 current period delinquencies in the second quarter of 2022. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 14% of our primary new delinquencies in the second quarter of 2023 were subject to a forbearance plan as compared to 21% in the second quarter of 2022. Due to the declining number of new delinquencies in forbearance, we no longer differentiate the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.
As of June 30, 2023, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 11.9:1, compared with a risk-to-capital ratio of 12.9:1 and 12.6:1 as of December 31, 2022, and June 30, 2022, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Additionally, in September 2020, subsequent to the issuance of our senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of EHI, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions (“GSE Conditions”) were met. These conditions were met as of December 31, 2022, and the GSEs have confirmed that Enact is no longer subject to GSE Restrictions and Conditions.

As of June 30, 2023, we had estimated available assets of $5,093 million against $3,135 million net required assets under PMIERs compared to available assets of $5,357 million against $3,259 million net required assets as of March 31, 2023. The sufficiency ratio as of June 30, 2023, was 162%, or $1,958 million, above the PMIERs requirements, compared to 164%, or $2,098 million, above the PMIERs requirements as of March 31, 2023. PMIERs sufficiency for the quarter decreased slightly as a result of NIW partially offset by lapse. Our PMIERs required assets as of June 30, 2023, and March 31, 2023, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $107 million of benefit to our June 30, 2023, PMIERs required assets compared to $120 million of benefit as of March 31, 2023. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Our PMIERs required assets also benefited from a reinsurance credit of $1,524 million and $1,523 million related to third-party reinsurance as of June 30, 2023, and March 31, 2023, respectively.
During the second quarter of 2023, we contributed $250 million into Enact Re Ltd. (“Enact Re)”, our wholly owned Bermuda-based subsidiary. Enact Re is expected to create value by addressing the opportunity for compelling risk-adjusted returns in the GSE credit risk transfer market and leverage affiliate quota share reinsurance for ratings and capital efficiency. We expect Enact Re to have a minimal impact on our overall expense structure and to contribute to increasing statutory dividend capacity over time. As of June 30, 2023, Enact Re assumed reinsurance relating to GSE risk share and reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
On February 16, 2023, S&P Global Ratings upgraded the long-term financial strength and issuer credit ratings of EMICO from BBB to BBB+. Moody’s Investors Service also upgraded the insurance financial strength rating of EMICO from Baa1 to A3 on March 1, 2023. On April 25, 2023, Fitch upgraded the insurance financial strength rating of EMICO from BBB+ to A-. These ratings reflect our continued strong performance including our credit profile, market position, profitability, capital adequacy and financial flexibility.
Subsequent to quarter end on August 1, 2023, A.M. Best initiated ratings on EMICO and Enact Re. Both entities received A- ratings with stable outlooks.
On March 8, 2023, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $180 million of reinsurance coverage on a portion of current and expected new insurance written for the 2023 book year, effective January 1, 2023.
On June 30, 2023, we executed a quota share reinsurance contract with a panel of reinsurers. Under the agreement, we cede 13.125% of a portion of NIW written from January 1, 2023, through December 31, 2023.
On April 26, 2022, our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. We paid quarterly dividends of $0.14 per share in March of 2023 and May, September and December of 2022. On May 1, 2023, we announced an increase of our quarterly dividend to $0.16 per share which was paid in June 2023. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth, and will be targeted to be paid in the third month of each subsequent quarter. In April 2023, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that supports our ability to pay a quarterly dividend. We intend to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility and potentially return additional capital to shareholders.
Subsequent to quarter end on August 1, 2023, we announced the authorization of a new share repurchase program which allows for the repurchase of up to an additional $100 million of EHI’s common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth

Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to change Genworth’s ownership interest in Enact post completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
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

Results of Operations and Key Metrics
Results of Operations
Three months ended June 30, 2023, compared to three months ended June 30, 2022
The following table sets forth our consolidated results for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$238,520	$237,386	$1,134	—%
Net investment income	50,915	35,776	15,139	42%
Net investment gains (losses)	(13,001)	(381)	(12,620)	3312%
Other income	1,088	760	328	43%
Total revenues	277,522	273,541	3,981	1%
Losses and expenses:
Losses incurred	(4,070)	(61,563)	57,493	(93)%
Acquisition and operating expenses, net of deferrals	51,887	58,201	(6,314)	(11)%
Amortization of deferred acquisition costs and intangibles	2,645	3,230	(585)	(18)%
Interest expense	12,913	12,786	127	1%
Total losses and expenses	63,375	12,654	50,721	401%
Income before income taxes	214,147	260,887	(46,740)	(18)%
Provision for income taxes	46,127	56,152	(10,025)	(18)%
Net income	$168,020	$204,735	$(36,715)	(18)%
Loss ratio (1)	(2)%	(26)%
Expense ratio (2)	23%	26%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of deferred acquisition costs and intangibles by net earned premiums.
Revenues
Premiums increased slightly for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily as a result of insurance in-force growth, partially offset by the lapse of older, higher priced policies and a decrease in single premium cancellations.
Net investment income increased for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to higher yields as a result of rising interest rates and higher average invested assets.
Net investment losses in the second quarter of 2023 were primarily driven by the sale of fixed income securities as part of an investment strategy designed to optimize yield on our portfolio over time.
Losses and expenses
Losses incurred during the second quarter of 2023 and 2022 were both impacted by prior year development. In the second quarter of 2023, we recorded a reserve release of $63 million on prior years as we continued to experience better than expected cure performance primarily related to delinquencies from 2021 and earlier, including those as a result of COVID-19. A portion of the reserve release also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as initially expected. In the second quarter of 2022, we recorded a $96 million reserve release primarily related to 2020 delinquencies. Current period primary delinquencies of 9,205 contributed $58 million of loss expense in the three months ended June 30, 2023. This compares to $35 million of loss expense from 7,847 primary delinquencies in the second quarter of 2022.
The following table shows incurred losses related to current and prior accident years for the three months ended June 30,:

(Amounts in thousands)	2023	2022
Losses and LAE incurred related to current accident year	$59,877	$34,288
Losses and LAE incurred related to prior accident years	(64,037)	(95,851)
Total incurred (1)	$(4,160)	$(61,563)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased for the three months ended June 30, 2023, driven by the impact of our cost reduction initiatives, including the impact from our previously announced renegotiated shared services agreement with Genworth and our voluntary separation program executed in the fourth quarter of 2022.
The expense ratio decreased in the current quarter due to a decline in expenses.
Interest expense primarily relates to our 2025 Senior Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2023 and 2022.
Provision for income taxes
The effective tax rate was 21.5% for the three months ended June 30, 2023 and 2022, consistent with the United States corporate federal income tax rate.

Six months ended June 30, 2023, compared to six months ended June 30, 2022
The following table sets forth our consolidated results for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$473,628	$471,665	$1,963	—%
Net investment income	96,256	70,922	25,334	36%
Net investment gains (losses)	(13,123)	(720)	(12,403)	1723%
Other income	1,700	1,262	438	35%
Total revenues	558,461	543,129	15,332	3%
Losses and expenses:
Losses incurred	(15,054)	(72,009)	56,955	(79)%
Acquisition and operating expenses, net of deferrals	103,592	112,463	(8,871)	(8)%
Amortization of deferred acquisition costs and intangibles	5,285	6,320	(1,035)	(16)%
Interest expense	25,978	25,562	416	2%
Total losses and expenses	119,801	72,336	47,465	66%
Income before income taxes	438,660	470,793	(32,133)	(7)%
Provision for income taxes	94,652	101,428	(6,776)	(7)%
Net income	$344,008	$369,365	$(25,357)	(7)%
Loss ratio (1)	(3)%	(15)%
Expense ratio (net earned premiums) (2)	23%	25%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio (net earned premiums) is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
Revenues
Premiums increased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily attributable to insurance in-force growth, partially offset by the continued lapse of older, higher priced policies and a decrease in single premium cancellations.
Net investment income increased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily attributable to an increase in investment yields in the current year and higher average invested assets.
Net investment losses in the current year were primarily driven by the sale of fixed income securities as part of an investment strategy designed to optimize yield on our portfolio over time.

Losses and expenses
Losses incurred during the first six months of 2023 and 2022 were both impacted by favorable reserve adjustments. New primary delinquencies of 18,804 contributed $116 million of loss expense in the first six months of 2023. This compares to $74 million of loss expense from 16,571 new primary delinquencies in the first six months of 2022. During the first six months of 2023, we released reserves of $133 million on prior accident years reserves due to better than expected cure experience primarily on delinquencies from 2021 and earlier, including those related to the emergence of COVID-19. A portion of the reserve release also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as initially expected. During the first six months of 2022, we recorded $146 million of reserve releases.
The following table shows incurred losses related to current and prior accident years for the six months ended June 30,:

(Amounts in thousands)	2023	2022
Losses and LAE incurred related to current accident year	$120,175	$75,562
Losses and LAE incurred related to prior accident years	(135,366)	(147,558)
Total incurred (1)	$(15,191)	$(71,996)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable the impact of our cost reduction initiatives, including the impact from our previously announced renegotiated shared services agreement with Genworth and our voluntary separation program executed in the fourth quarter of 2022.
The expense ratio decreased the current quarter due to a decline in expenses.
Interest expense primarily relates to our 2025 Senior Notes and increased as the notes were outstanding for only a portion of the six months ended June 30, 2023. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2023 and 2022.
Provision for income taxes
The effective tax rate was 21.6% and 21.5% for the six months ended June 30, 2023 and 2022, respectively, consistent with the United States corporate federal income tax rate.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2023	2022
Net income	$168,020	$204,735
Adjustments to net income:
Net investment (gains) losses	13,001	381
Costs associated with reorganization	41	104
Taxes on adjustments	(2,739)	(102)
Adjusted operating income	$178,323	$205,118
Adjusted operating income decreased for the three months ended June 30, 2023, as compared to June 30, 2022, primarily due to the larger reserve release in the second quarter of 2022, partially offset by higher revenues and lower operating expenses during the second quarter of 2023.

	Six months ended June 30,
(Amounts in thousands)	2023	2022
Net income	$344,008	$369,365
Adjustments to net income:
Net investment (gains) losses	13,123	720
Costs associated with reorganization	(542)	326
Taxes on adjustments	(2,642)	(220)
Adjusted operating income	$353,947	$370,191
Adjusted operating income decreased for the six months ended June 30, 2023, as compared to June 30, 2022, primarily due to the larger reserve release in 2022, partially offset by higher revenues and lower operating expenses during 2023.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended June 30,
(Dollar amounts in millions)	2023	2022
New insurance written	$15,083	$17,448
Primary insurance in-force(1)	$257,816	$237,563
Primary risk in-force	$65,714	$59,911
Persistency rate	84%	80%
Policies in-force (count)	973,280	946,891
Delinquent loans (count)	18,065	19,513
Delinquency rate	1.86%	2.06%

	Six months ended June 30, 2023
(Dollar amounts in millions)	2023	2022
New insurance written	$28,237	$36,271
Persistency rate	85%	78%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended June 30, 2023, decreased 14% compared to the three months ended June 30, 2022. The decrease was primarily due to lower originations in the current period largely driven by elevated mortgage rates. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2023		2022		2023		2022
Primary	$15,083	100%	$17,448	100%	$28,237	100%	$36,271	100%
Pool	—	—	—	—	—	—	—	—
Total	$15,083	100%	$17,448	100%	$28,237	100%	$36,271	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2023		2022		2023		2022
Purchases	$14,720	98%	$16,802	96%	$27,481	97%	$34,128	94%
Refinances	363	2	646	4	756	3	2,143	6
Total	$15,083	100%	$17,448	100%	$28,237	100%	$36,271	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2023		2022		2023		2022
Monthly	$14,774	98%	$16,169	93%	$27,583	98%	$33,240	92%
Single	281	2	1,218	7	599	2	2,908	8
Other	28	—	61	—	55	—	123	—
Total	$15,083	100%	$17,448	100%	$28,237	100%	$36,271	100%
We have seen a decline in NIW on single policies as a result of a reduction in the market for single policies driven by higher mortgage rates.

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2023		2022
Over 760	$6,911	46%	$7,981	45%
740-759	2,608	17	2,916	17
720-739	2,097	14	2,530	15
700-719	1,499	10	1,917	11
680-699	1,060	7	1,099	6
660-679 (1)	568	4	598	3
640-659	260	2	297	2
620-639	76	—	106	1
<620	4	—	4	—
Total	$15,083	100%	$17,448	100%

	Six months ended June 30,
(Amounts in millions)	2023		2022
Over 760	$12,915	46%	$16,340	45%
740-759	4,876	17	6,001	16
720-739	3,914	14	5,045	14
700-719	2,795	10	3,869	11
680-699	2,014	7	2,415	7
660-679 (1)	1,085	4	1,529	4
640-659	489	2	783	2
620-639	141	0	279	1
<620	8	—	10	—
Total	$28,237	100%	$36,271	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2023		2022
95.01% and above	$2,692	18%	$2,177	12%
90.01% to 95.00%	5,743	38	7,458	43
85.01% to 90.00%	4,753	31	5,207	30
85.00% and below	1,895	13	2,606	15
Total	$15,083	100%	$17,448	100%

	Six months ended June 30,
(Amounts in millions)	2023		2022
95.01% and above	$4,798	17%	$5,323	15%
90.01% to 95.00%	10,671	38	14,140	39
85.01% to 90.00%	9,143	32	10,827	30
85.00% and below	3,625	13	5,981	16
Total	$28,237	100%	$36,271	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2023		2022
45.01% and above	$4,467	30%	$4,067	23%
38.01% to 45.00%	5,214	34	6,436	37
38.00% and below	5,402	36	6,945	40
Total	$15,083	100%	$17,448	100%

	Six months ended June 30,
(Amounts in millions)	2023		2022
45.01% and above	$8,005	28%	$8,519	24%
38.01% to 45.00%	10,154	36	12,797	35
38.00% and below	10,078	36	14,955	41
Total	$28,237	100%	$36,271	100%
We have seen an increase in concentrations of loans with higher DTI ratios. This is in line with market trends as rising mortgage rates and recent home price appreciation have put pressure on affordability. We believe the levels are in line with our current risk appetite as we consider layered risk across multiple risk attributes, pricing and our portfolio credit mix.

Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Higher interest rates and the low refinance market led to lower lapse and cancellations during the second quarter of 2023 driving increased persistency. The primary persistency rate was 84% and 80% for the three months ended June 30, 2023 and 2022, respectively. RIF increased primarily as a result of higher IIF.
The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
Primary IIF	$257,816	100%	$248,262	100%	$237,563	100%
Pool IIF	469	—	505	—	564	—
Total IIF	$258,285	100%	$248,767	100%	$238,127	100%

Primary RIF	$65,714	100%	$62,791	100%	$59,911	100%
Pool RIF	73	—	79	—	89	—
Total RIF	$65,787	100%	$62,870	100%	$60,000	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
Purchases IIF	$221,942	86%	$207,827	84%	$192,499	81%
Refinances IIF	35,874	14	40,435	16	45,064	19
Total IIF	$257,816	100%	$248,262	100%	$237,563	100%

Purchases RIF	$57,891	88%	$54,165	86%	$50,449	84%
Refinances RIF	7,823	12	8,626	14	9,462	16
Total RIF	$65,714	100%	$62,791	100%	$59,911	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
Monthly IIF	$227,312	88%	$216,831	87%	$206,361	87%
Single IIF	28,439	11	29,275	12	28,945	12
Other IIF	2,065	1	2,156	1	2,257	1
Total IIF	$257,816	100%	$248,262	100%	$237,563	100%

Monthly RIF	$59,018	90%	$55,879	89%	$52,896	88%
Single RIF	6,175	9	6,370	10	6,449	11
Other RIF	521	1	542	1	566	1
Total RIF	$65,714	100%	$62,791	100%	$59,911	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
2008 and prior	$6,135	2%	$6,596	3%	$7,246	3%
2009 to 2015	4,296	2	5,025	2	6,103	2
2016	5,289	2	6,296	2	7,377	3
2017	5,878	2	6,495	3	7,328	3
2018	6,270	2	6,839	3	7,613	3
2019	15,026	6	16,352	7	18,141	8
2020	49,522	19	55,358	22	62,154	26
2021	76,381	30	81,724	33	86,175	37
2022	61,390	24	63,577	25	35,426	15
2023	27,629	11	—	—	—	—
Total	$257,816	100%	$248,262	100%	$237,563	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
2008 and prior	$1,581	2%	$1,699	3%	$1,867	3%
2009 to 2015	1,138	2	1,341	2	1,630	3
2016	1,418	2	1,681	3	1,964	3
2017	1,549	2	1,708	3	1,922	3
2018	1,601	3	1,736	3	1,922	3
2019	3,831	6	4,143	7	4,575	8
2020	12,827	20	14,158	22	15,763	26
2021	19,245	29	20,418	32	21,384	36
2022	15,392	23	15,907	25	8,884	15
2023	7,132	11	—	—	—	—
Total	$65,714	100%	$62,791	100%	$59,911	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2023	2022
Beginning balance	$252,516	$231,853
NIW	15,083	17,448
Cancellations, principal repayments and other reductions (1)	(9,783)	(11,738)
Ending balance	$257,816	$237,563

	Six months ended June 30,
(Amounts in millions)	2023	2022
Beginning balance	$248,262	$226,514
NIW	28,237	36,271
Cancellations, principal repayments and other reductions (1)	(18,683)	(25,222)
Ending balance	$257,816	$237,563
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
95.01% and above	$42,459	16%	$39,509	16%	$37,636	16%
90.01% to 95.00%	107,448	42	103,618	42	99,303	41
85.01% to 90.00%	75,521	29	72,132	29	67,866	29
85.00% and below	32,388	13	33,003	13	32,758	14
Total	$257,816	100%	$248,262	100%	$237,563	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
95.01% and above	$12,086	18%	$11,136	18%	$10,647	18%
90.01% to 95.00%	31,220	48	30,079	48	28,838	48
85.01% to 90.00%	18,518	28	17,621	28	16,517	27
85.00% and below	3,890	6	3,955	6	3,909	7
Total	$65,714	100%	$62,791	100%	$59,911	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
Over 760	$107,427	42%	$102,467	41%	$96,625	40%
740-759	42,074	16	40,097	16	37,853	16
720-739	36,324	14	34,916	14	33,263	14
700-719	29,514	12	28,867	12	28,136	12
680-699	21,908	9	21,554	9	21,221	9
660-679 (1)	11,188	4	10,926	4	10,822	5
640-659	6,133	2	6,095	3	6,154	3
620-639	2,576	1	2,630	1	2,725	1
<620	672	—	710	—	764	—
Total	$257,816	100%	$248,262	100%	$237,563	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
Over 760	$27,305	42%	$25,807	41%	$24,252	40%
740-759	10,749	16	10,154	16	9,559	16
720-739	9,368	14	8,931	14	8,484	14
700-719	7,516	12	7,317	12	7,129	12
680-699	5,543	9	5,428	9	5,329	9
660-679 (1)	2,850	4	2,767	5	2,728	5
640-659	1,558	2	1,540	2	1,547	3
620-639	653	1	665	1	687	1
<620	172	—	182	—	196	—
Total	$65,714	100%	$62,791	100%	$59,911	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
45.01% and above	$48,990	19%	$43,831	18%	$38,763	16%
38.01% to 45.00%	91,671	36	87,816	35	83,194	35
38.00% and below	117,155	45	116,615	47	115,606	49
Total	$257,816	100%	$248,262	100%	$237,563	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2023		December 31, 2022		June 30, 2022
45.01% and above	$12,589	19%	$11,176	18%	$9,843	16%
38.01% to 45.00%	23,378	36	22,268	35	21,058	35
38.00% and below	29,747	45	29,347	47	29,010	49
Total	$65,714	100%	$62,791	100%	$59,911	100%

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
The following table sets forth a roll forward of the number of primary loans in default for the periods indicated:

	Six months ended June 30,
(Loan count)	2023	2022
Number of delinquencies, beginning of period	19,943	24,820
New defaults	18,804	16,571
Cures	(20,380)	(21,666)
Claims paid	(282)	(197)
Rescissions and claim denials	(20)	(15)
Number of delinquencies, end of period	18,065	19,513
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Six months ended June 30,
(Amounts in thousands) (1)	2023	2022
Loss reserves, beginning of period	$479,343	$606,102
Claims paid	(14,048)	(10,427)
Change in reserve	(13,789)	(69,727)
Loss reserves, end of period	$451,506	$525,948
______________
(1)Direct primary case reserves exclude LAE, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	June 30, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,162	$70	$488	14%
4 - 11 payments	6,229	186	409	46%
12 payments or more	3,674	196	205	95%
Total	18,065	$452	$1,102	41%

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%
Total	19,943	$479	$1,147	42%

	June 30, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,442	$35	$341	10%
4 - 11 payments	6,372	122	368	33%
12 payments or more	6,699	369	382	97%
Total	19,513	$526	$1,091	48%
______________
(1)Direct primary case reserves exclude LAE, incurred but not reported and reinsurance reserves.
Reserves as a percentage of RIF as of June 30, 2023, remained flat compared to December 31, 2022, and decreased from June 30, 2022. While the number of loans that are delinquent for 12 months or more has decreased, it remains elevated compared to pre-COVID-19 levels due, in large part, to COVID-19 related forbearance options and the slowing of foreclosures. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process there is still uncertainty around the likelihood and timing of delinquencies going to claim.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of June 30, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	12%	12%	1.99%
Texas	9	7	1.90%
Florida (1)	8	8	2.04%
New York (1)	5	13	2.73%
Illinois (1)	4	6	2.35%
Arizona	4	2	1.60%
Michigan	4	3	1.63%
Georgia	3	3	2.08%
North Carolina	3	2	1.37%
Washington	3	3	1.63%
All other states (2)	45	41	1.73%
Total	100%	100%	1.86%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of June 30, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	1.69%
Chicago-Naperville, IL MD	3	4	2.59%
Atlanta, GA MSA	3	3	2.24%
New York, NY MD	2	8	3.37%
Washington-Arlington, DC MD	2	2	1.70%
Houston, TX MSA	2	2	2.36%
Riverside-San Bernardino, CA MSA	2	3	2.56%
Los Angeles-Long Beach, CA MD	2	3	2.29%
Dallas, TX MD	2	1	1.55%
Denver-Aurora-Lakewood, CO MSA	2	1	0.85%
All Other MSAs/MDs	77	71	1.78%
Total	100%	100%	1.86%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.84%
Phoenix, AZ MSA	3	2	1.83%
New York, NY MD	3	8	3.75%
Atlanta, GA MSA	2	3	2.42%
Washington-Arlington, DC MD	2	2	1.85%
Houston, TX MSA	2	3	2.60%
Riverside-San Bernardino, CA MSA	2	2	2.89%
Los Angeles-Long Beach, CA MD	2	2	2.18%
Dallas, TX MD	2	1	1.86%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.00%
Total	100%	100%	2.08%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of June 30, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2008 and prior	2%	22%	8.40%	5.56%
2009-2015	2	6	3.90%	0.65%
2016	2	5	2.97%	0.69%
2017	2	6	3.40%	0.88%
2018	3	7	4.00%	0.98%
2019	6	10	2.47%	0.80%
2020	20	15	1.39%	0.80%
2021	29	19	1.27%	1.06%
2022	23	10	0.97%	0.92%
2023	11	—	0.12%	0.12%
Total portfolio	100%	100%	1.86%	4.19%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.
The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2008 and prior	3%	26%	9.61%	5.57%
2009-2014	1	4	5.01%	0.69%
2015	1	3	3.61%	0.71%
2016	3	6	3.17%	0.81%
2017	3	7	3.78%	1.01%
2018	3	9	4.63%	1.18%
2019	7	11	2.71%	0.93%
2020	22	17	1.47%	0.92%
2021	32	14	1.20%	1.06%
2022	25	3	0.54%	0.52%
Total portfolio	100%	100%	2.08%	4.26%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.

Loss reserves in policy years in 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in these policy years. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. Loss reserves has shifted to newer book years, largely 2020 and later, given their significant representation of RIF. As of June 30, 2023, our 2016 and newer policy years represented approximately 96% of our primary RIF and 72% of our total direct primary case reserves.
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	June 30, 2023		December 31, 2022
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$110,538	2%	$44,769	1%
State and political subdivisions	426,528	9	419,856	9
Non-U.S. government	11,206	—	9,349	—
U.S. corporate	2,509,479	51	2,646,863	54
Non-U.S. corporate	640,050	13	652,844	13
Residential mortgage-backed	9,474	—	11,043	—
Other asset-backed	1,207,764	25	1,100,036	23
Total available-for-sale fixed maturity securities	$4,915,039	100%	$4,884,760	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of June 30, 2023 or December 31, 2022. We have no derivative financial instruments in our investment portfolio.
As of both June 30, 2023, and December 31, 2022, 98% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	June 30, 2023	December 31, 2022
AAA	13%	10%
AA	17	16
A	33	34
BBB	35	38
BB & below	2	2
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	June 30, 2023	December 31, 2022
Duration (in years)	3.7	3.6
Pre-tax yield (% of average investment portfolio assets)	3.4%	3.1%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Six months ended June 30,
(Amounts in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$287,185	$301,745
Investing activities	2,349	(120,828)
Financing activities	(111,893)	(22,798)
Net increase in cash and cash equivalents	$177,641	$158,119
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities decreased largely due the timing of tax payments and the reduction in unearned premiums. Cash flows from operations were also impacted by changes in reserves, net investment losses and stock-based compensation expense.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash provided by investing activities increased as a result of maturities and sales of securities outpacing purchases of fixed maturity securities in the current year.
During the six months ended June 30, 2023, our cash flows from financing activities included dividends paid of $48.5 million and share repurchases of $63.4 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the six months ended June 30, 2022, our cash flows from financing activities included dividends paid of $22.8 million.
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
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of June 30, 2023.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $349 million as of June 30, 2023, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
In addition, we review multiple other considerations in parallel to determine a prospective dividend strategy for our regulated insurance operating subsidiaries. Given the regulatory focus on the reasonableness of an insurer’s surplus in relation to its outstanding liabilities and the adequacy of its surplus relative to its financial needs for any dividend, our insurance subsidiaries consider the minimum amount of policyholder surplus after giving effect to any contemplated future dividends. Regulatory minimum policyholder surplus is not codified in North Carolina law and limitations may vary based on prevailing business conditions including, but not limited to, the prevailing and future macroeconomic conditions. We estimate regulators would require a minimum policyholder surplus of approximately $300 million to meet their threshold standard. Given (i) we are subject to statutory accounting requirements that establish a contingency reserve of at least 50% of net earned premiums annually for ten years, after which time it is released into policyholder surplus and (ii) that no material 10-year contingency reserve releases are scheduled before 2024, we expect modest growth in policyholder surplus through 2024 before distributions. As a result, minimum policyholder surplus could be a limitation on the future dividends of our regulated operating subsidiaries.
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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	June 30, 2023	December 31, 2022
Statutory policyholders’ surplus	$1,079	$1,136
Contingency reserves	3,800	3,551
Combined statutory capital	$4,879	$4,687
Adjusted RIF(1)	$57,671	$60,061
Combined risk-to-capital ratio	11.8	12.8
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	June 30, 2023	December 31, 2022
Statutory policyholders’ surplus	$1,022	$1,084
Contingency reserves	3,795	3,548
EMICO statutory capital	$4,817	$4,632
Adjusted RIF(1)	$57,222	$59,663
EMICO risk-to-capital ratio	11.9	12.9
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of June 30, 2023, we maintained liquidity in the form of cash and cash equivalents of $691 million compared to $514 million as of December 31, 2022, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
Additionally, on June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of June 30, 2023.
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

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investor Service, Inc.	A3	Stable	Upgrade	March 1, 2023
Fitch Ratings, Inc.	A-	Stable	Upgrade	April 25, 2023
S&P Global Ratings	BBB+	Stable	Upgrade	February 16, 2023
A.M. Best	A-	Stable	Initial	August 1, 2023
Subsequent to quarter end on August 1, 2023, Enact Re, was independently assigned a rating of A- by third-party rating organization A.M. Best.
Contractual Obligations and Commitments
Our loss reserves have a high degree of estimation due to macroeconomic uncertainty along with delinquencies from borrower forbearance programs and foreclosure delays as a result of COVID-19. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure or progress to claim as we expect. Other than changes in our aforementioned loss reserves, there have been no material additions or changes to our contractual obligations or other off-balance sheet arrangements as compared to the amounts disclosed within our audited consolidated financial statements for the years ended December 31, 2022 and 2021.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the six months ended June 30, 2023 and 2022, and in our audited consolidated financial statements for the years ended December 31, 2022 and 2021, for a discussion of recently adopted and not yet adopted accounting standards.

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
At June 30, 2023, the effective duration of our investments available-for-sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2023
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2023:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
April 1 - April 30, 2023	353,416	$23.73	353,416	$42,908
May 1 - May 31, 2023	944,489	$23.85	944,489	$20,382
June 1 - June 30, 2023	407,264	$25.15	407,264	$10,140
Total	1,705,169	$24.13	1,705,169	$10,140
(1) On November 1, 2022, the Company announced authorization to repurchase up to $75 million of its common shares. The authorization has no expiration date. In August 2023, we also announced a new share repurchase authorization which allows for the purchase of an additional $100 million of EHI common stock (also with no expiration date).
Subsequent to quarter end, the Company purchased 241,946 shares at an average price of $25.96 through July 31, 2023.
Item 5. Other Information
On August 1, 2023, we announced the authorization of a new share repurchase program which allows for the repurchase of up to an additional $100 million of EHI’s common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to change Genworth’s ownership interest in Enact post completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
Trading Plans
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
10.1	Share Repurchase Agreement, dated August 1, 2023, by and between Enact Holdings, Inc. and Genworth Holdings, Inc.
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer
32.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: August 4, 2023

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer