Form 10-Q
period 2023-09-30
Enact Holdings, Inc.
filed 2023-11-02
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 30, 2023, there were 159,703,377 shares of Common Stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,487,280 and $5,371,673 as of September 30, 2023, and December 31, 2022, respectively)	$4,990,692	$4,884,760
Short-term investments, at fair value	18,173	3,047
Total investments	5,008,865	4,887,807
Cash and cash equivalents	677,990	513,775
Accrued investment income	42,051	35,844
Deferred acquisition costs	25,572	26,121
Premiums receivable (net of allowance for credit losses of $924 and $873 as of September 30, 2023, and December 31, 2022, respectively)	44,310	41,738
Other assets	82,196	76,391
Deferred tax asset	119,704	127,473
Total assets	$6,000,688	$5,709,149
Liabilities and equity
Liabilities:
Loss reserves	$501,093	$519,008
Unearned premiums	161,580	202,717
Other liabilities	136,057	143,686
Long-term borrowings	744,752	742,830
Total liabilities	1,543,482	1,608,241
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 159,995 shares issued and outstanding as of September 30, 2023, and 162,779 shares issued and outstanding as of December 31, 2022)	1,600	1,628
Additional paid-in capital	2,322,622	2,382,068
Accumulated other comprehensive income	(400,349)	(382,744)
Retained earnings	2,533,333	2,099,956
Total equity	4,457,206	4,100,908
Total liabilities and equity	$6,000,688	$5,709,149
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Premiums	$243,346	$235,060	$716,974	$706,725
Net investment income	54,952	39,493	151,208	110,415
Net investment gains (losses)	(23)	(42)	(13,146)	(762)
Other income	760	564	2,460	1,826
Total revenues	299,035	275,075	857,496	818,204
Losses and expenses:
Losses incurred	17,847	(40,309)	2,793	(112,318)
Acquisition and operating expenses, net of deferrals	52,339	54,523	155,931	166,986
Amortization of deferred acquisition costs and intangibles	2,803	3,338	8,088	9,658
Interest expense	12,941	12,879	38,919	38,441
Total losses and expenses	85,930	30,431	205,731	102,767
Income before income taxes	213,105	244,644	651,765	715,437
Provision for income taxes	48,910	53,658	143,562	155,086
Net income	$164,195	$190,986	$508,203	$560,351

Net income per common share:
Basic	$1.03	$1.17	$3.15	$3.44
Diluted	$1.02	$1.17	$3.13	$3.43
Weighted average common shares outstanding:
Basic	160,066	162,843	161,275	162,842
Diluted	161,146	163,376	162,165	163,219
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income	$164,195	$190,986	$508,203	$560,351
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(55,118)	(134,102)	(17,608)	(510,803)
Foreign currency translation	12	44	3	137
Other comprehensive income (loss)	(55,106)	(134,058)	(17,605)	(510,666)
Total comprehensive income (loss)	$109,089	$56,928	$490,598	$49,685
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended September 30, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of June 30, 2023	$1,602	$2,324,527	$(345,243)	$2,395,010	$4,375,896
Comprehensive income (loss):
Net income	—	—	—	164,195	164,195
Other comprehensive income (loss), net of taxes	—	—	(55,106)	—	(55,106)
Repurchase of common stock	(2)	(6,290)	—	—	(6,292)
Stock-based compensation expense and exercises and other	—	4,385	—	(273)	4,112
Dividends	—	—	—	(25,599)	(25,599)
Balance as of September 30, 2023	$1,600	$2,322,622	$(400,349)	$2,533,333	$4,457,206

	Three months ended September 30, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of June 30, 2022	$1,628	$2,377,042	$(293,027)	$1,994,857	$4,080,500
Comprehensive income (loss):
Net income	—	—	—	190,986	190,986
Other comprehensive income (loss), net of taxes	—	—	(134,058)	—	(134,058)
Stock-based compensation expense and exercises and other	—	2,534	—	(172)	2,362
Dividends	—	—	—	(22,798)	(22,798)
Balance as of September 30, 2022	$1,628	$2,379,576	$(427,085)	$2,162,873	$4,116,992

See Notes to Condensed Consolidated Financial Statements

	Nine months ended September 30, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income (loss):
Net income	—	—	—	508,203	508,203
Other comprehensive income (loss), net of taxes	—	—	(17,605)	—	(17,605)
Repurchase of common stock	(29)	(69,698)	—	—	(69,727)
Stock-based compensation expense and exercises and other	1	10,252	—	(769)	9,484
Dividends	—	—	—	(74,057)	(74,057)
Balance as of September 30, 2023	$1,600	$2,322,622	$(400,349)	$2,533,333	$4,457,206

	Nine months ended September 30, 2022
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income (loss):
Net income	—	—	—	560,351	560,351
Other comprehensive income (loss), net of taxes	—	—	(510,666)	—	(510,666)
Stock-based compensation expense and exercises and other	—	7,715	—	(335)	7,380
Dividends	—	—	—	(45,596)	(45,596)
Balance as of September 30, 2022	$1,628	$2,379,576	$(427,085)	$2,162,873	$4,116,992
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income	$508,203	$560,351
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	13,146	762
Amortization of fixed maturity securities discounts and premiums	(4,677)	(1,992)
Amortization of deferred acquisition costs and intangibles	8,088	9,658
Acquisition costs deferred	(4,896)	(5,044)
Deferred income taxes	(140)	1,413
Stock-based compensation expense	9,484	7,401
Amortization of debt issuance costs	1,922	1,795
Other	—	(21)
Change in certain assets and liabilities:
Accrued investment income	(6,207)	(4,835)
Premiums receivable	(2,572)	1,935
Other assets	2,377	381
Loss reserves	(17,915)	(131,088)
Unearned premiums	(41,137)	(33,332)
Other liabilities	(23,694)	(5,313)
Net cash provided by operating activities	441,982	402,071
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(802,128)	(1,069,759)
Proceeds from sales of fixed maturity securities available-for-sale	394,148	451,285
Proceeds from maturities of fixed maturity securities available-for-sale	298,221	374,399
Net change in short-term investments	(14,617)	(2,453)
Other	(9,607)	—
Net cash used in investing activities	(133,983)	(246,528)
Cash flows from financing activities:
Repurchase of common stock	(69,727)	—
Dividends paid	(74,057)	(45,596)
Net cash used in financing activities	(143,784)	(45,596)
Net increase in cash and cash equivalents	164,215	109,947
Cash and cash equivalents at beginning of period	513,775	425,828
Cash and cash equivalents at end of period	$677,990	$535,775
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
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $250 million into Enact Re during the second quarter of 2023. As of September 30, 2023, Enact Re provided excess of loss reinsurance relating to GSE risk share and reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
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
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Fixed maturity securities available-for-sale	$46,728	$38,450	$132,645	$111,794
Cash, cash equivalents and short-term investments	9,665	2,423	23,240	2,854
Gross investment income before expenses and fees	56,393	40,873	155,885	114,648
Investment expenses and fees	(1,441)	(1,380)	(4,677)	(4,233)
Net investment income	$54,952	$39,493	$151,208	$110,415
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Fixed maturity securities available-for-sale:
Gross realized gains	$—	$573	$20	$1,214
Gross realized (losses)	(36)	(615)	(13,166)	(2,149)
Net realized gains (losses)	(36)	(42)	(13,146)	(935)
Net change in allowance for credit losses on commitment	13	—	—	173
Net investment gains (losses)	$(23)	$(42)	$(13,146)	$(762)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of September 30, 2023, or December 31, 2022, or activity during the nine months ended September 30, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	September 30, 2023	December 31, 2022
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(496,588)	$(486,913)
Short-term investments	(12)	(30)
Unrealized gains (losses) on investment securities	(496,600)	(486,943)
Income taxes	96,096	104,047
Net unrealized investment gains (losses)	$(400,504)	$(382,896)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2023	2022
Beginning balance	$(345,386)	$(293,113)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(57,401)	(170,400)
Provision for income taxes	(345)	36,265
Change in unrealized gains (losses) on investment securities	(57,746)	(134,135)
Reclassification adjustments to net investment (gains) losses, net of taxes of $2,592 and $(9), respectively	2,628	33
Change in net unrealized investment gains (losses)	(55,118)	(134,102)
Ending balance	$(400,504)	$(427,215)

	Nine months ended September 30,
(Amounts in thousands)	2023	2022
Beginning balance	$(382,896)	$83,588
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(22,802)	(649,750)
Provision for income taxes	(7,791)	138,209
Change in unrealized gains (losses) on investment securities	(30,593)	(511,541)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(161) and $(197), respectively	12,985	738
Change in net unrealized investment gains (losses)	(17,608)	(510,803)
Ending balance	$(400,504)	$(427,215)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of September 30, 2023, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$149,146	$3	$(2,041)	$147,108
State and political subdivisions	505,703	1,018	(99,183)	407,538
Non-U.S. government	12,360	—	(1,237)	11,123
U.S. corporate	2,813,640	252	(256,412)	2,557,480
Non-U.S. corporate	719,919	36	(64,671)	655,284
Residential mortgage-backed	10,433	7	(207)	10,233
Other asset-backed	1,276,079	784	(74,937)	1,201,926
Total fixed maturity securities available-for-sale	$5,487,280	$2,100	$(498,688)	$4,990,692
Short-term investments	18,185	—	(12)	18,173
Total investments	$5,505,465	$2,100	$(498,700)	$5,008,865
As of December 31, 2022, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$46,319	$59	$(1,609)	$44,769
State and political subdivisions	515,935	1,815	(97,894)	419,856
Non-U.S. government	10,607	—	(1,258)	9,349
U.S. corporate	2,886,269	1,355	(240,761)	2,646,863
Non-U.S. corporate	716,333	158	(63,647)	652,844
Residential mortgage-backed	11,162	—	(119)	11,043
Other asset-backed	1,185,048	462	(85,474)	1,100,036
Total fixed maturity securities available-for-sale	$5,371,673	$3,849	$(490,762)	$4,884,760
Short-term investments	3,077	—	(30)	3,047
Total investments	$5,374,750	$3,849	$(490,792)	$4,887,807

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2023:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$116,661	$(717)	28	$30,208	$(1,324)	14	$146,869	$(2,041)	42
State and political subdivisions	1,396	(60)	2	388,682	(99,123)	85	390,078	(99,183)	87
Non-U.S. government	1,845	(17)	1	9,278	(1,220)	1	11,123	(1,237)	2
U.S. corporate	532,245	(27,758)	160	2,000,352	(228,654)	435	2,532,597	(256,412)	595
Non-U.S. corporate	136,341	(6,277)	38	513,481	(58,394)	124	649,822	(64,671)	162
Residential mortgage-backed	3,867	(21)	3	5,281	(186)	3	9,148	(207)	6
Other asset-backed	237,667	(4,111)	97	838,758	(70,826)	208	1,076,425	(74,937)	305
Total for fixed maturity securities in an unrealized loss position	$1,030,022	$(38,961)	329	$3,786,040	$(459,727)	870	$4,816,062	$(498,688)	1,199
We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the table above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the unrealized losses are largely due to changes in interest rates and recent market volatility and are not indicative of credit losses. The issuers continue to make timely principal and interest payments.
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of September 30, 2023, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$324,880	$319,740
Due after one year through five years	2,097,579	1,931,440
Due after five years through ten years	1,601,988	1,379,748
Due after ten years	176,321	147,605
Subtotal	4,200,768	3,778,533
Residential mortgage-backed	10,433	10,233
Other asset-backed	1,276,079	1,201,926
Total fixed maturity securities available-for-sale	$5,487,280	$4,990,692
As of September 30, 2023, securities issued by the finance and insurance, technology and communications, consumer—non-cyclical, and utilities industry groups represented approximately 34%, 13%, 11%, and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of September 30, 2023, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of September 30, 2023, and December 31, 2022, $25.2 million and $25.1 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2023.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of September 30, 2023, and December 31, 2022.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 89% of our portfolio was priced using third-party pricing services as of September 30, 2023. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2023:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$147,108	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$407,538	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$11,123	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,149,559	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$507,400	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$10,233	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,199,321	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $171.6 million and $72.6 million, respectively, as of September 30, 2023. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $14.9 million as of September 30, 2023.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $299.3 million as of September 30, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$147,108	$—	$147,108	$—
State and political subdivisions	407,538	—	407,538	—
Non-U.S. government	11,123	—	11,123	—
U.S. corporate	2,557,480	—	2,321,156	236,324
Non-U.S. corporate	655,284	—	580,016	75,268
Residential mortgage-backed	10,233	—	10,233	—
Other asset-backed	1,201,926	—	1,199,321	2,605
Total fixed maturity securities	4,990,692	—	4,676,495	314,197
Short-term investments	18,173	—	18,173	—
Total	$5,008,865	$—	$4,694,668	$314,197

	December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$44,769	$—	$44,769	$—
State and political subdivisions	419,856	—	419,856	—
Non-U.S. government	9,349	—	9,349	—
U.S. corporate	2,646,863	—	2,426,237	220,626
Non-U.S. corporate	652,844	—	557,690	95,154
Residential mortgage-backed	11,043	—	11,043	—
Other asset-backed	1,100,036	—	1,096,555	3,481
Total fixed maturity securities	4,884,760	—	4,565,499	319,261
Short-term investments	3,047	—	3,047	—
Total	$4,887,807	$—	$4,568,546	$319,261
We had no liabilities recorded at fair value as of September 30, 2023, and December 31, 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,301	$(7)	$(3,625)	$18,001	$(2)	$(344)	$—	$—	$236,324	$(7)	$(3,627)
Non-U.S. corporate	72,724	6	(1,288)	2	—	(105)	11,377	(7,448)	75,268	6	(1,043)
Other asset-backed	10,952	14	(108)	1,655	(1)	(57)	—	(9,850)	2,605	6	(4)
Total	$305,977	$13	$(5,021)	$19,658	$(3)	$(506)	$11,377	$(17,298)	$314,197	$5	$(4,674)

	Beginning balance as of July 1, 2022	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$216,654	$(14)	$(9,292)	$9,999	$—	$(410)	$—	$—	$216,937	$(14)	$(9,293)
Non-U.S. corporate	83,305	(86)	(2,498)	8,000	—	(10,105)	—	—	78,616	(86)	(2,501)
Other asset-backed	15,054	—	(523)	7,823	—	—	—	(14,711)	7,643	—	(180)
Total	$315,013	$(100)	$(12,313)	$25,822	$—	$(10,515)	$—	$(14,711)	$303,196	$(100)	$(11,974)
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,626	$(28)	$(3,622)	$39,001	$(6,901)	$(12,752)	$—	$—	$236,324	$(23)	$(4,720)
Non-U.S. corporate	95,154	(711)	170	3,761	(3,543)	(23,492)	11,377	(7,448)	75,268	22	(921)
Other asset-backed	3,481	19	(118)	11,646	(1)	(58)	—	(12,364)	2,605	11	(32)
Total	$319,261	$(720)	$(3,570)	$54,408	$(10,445)	$(36,302)	$11,377	$(19,812)	$314,197	$10	$(5,673)

(Amounts in thousands)	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2022	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,733	$(42)	$(39,462)	$49,968	$—	$(850)	$—	$(13,410)	$216,937	$(42)	$(38,970)
Non-U.S. corporate	83,664	(254)	(11,768)	21,009	—	(10,316)	—	(3,719)	78,616	(254)	(11,476)
Other asset-backed	24,223	—	(2,090)	22,820	—	—	—	(37,310)	7,643	—	(123)
Total	$328,620	$(296)	$(53,320)	$93,797	$—	$(11,166)	$—	$(54,439)	$303,196	$(296)	$(50,569)
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2023:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$234,263	Credit spreads	14 - 241	131
Non-U.S. corporate	Internal models	$65,052	Credit spreads	91 - 182	133
______________
(1)Certain classes of instruments classified as Level 3 are excluded as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
(2)Unobservable inputs weighted by the relative fair value of the associated instrument.

We have certain financial instruments that are not recorded at fair value, including cash and cash equivalents and accrued investment income, the carrying value of which approximate fair value due to the short-term nature of these instruments. They are not included in this disclosure.
Liabilities not required to be carried at fair value
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	September 30, 2023		December 31, 2022
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$744,752	$739,178	$742,830	$739,020

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)Loss reserves
Activity for the liability for loss reserves for the nine months ended September 30, is summarized as follows:

(Amounts in thousands)	2023	2022
Loss reserves, beginning balance	$519,008	$641,325
Reinsurance recoverable, beginning balance	—	—
Run-off reserves	(678)	(681)
Net loss reserves, beginning balance	518,330	640,644

Losses and LAE incurred related to current accident year	198,732	138,504
Losses and LAE incurred related to prior accident years	(195,898)	(250,799)
Total incurred (1)	2,834	(112,295)

Losses and LAE paid related to current accident year	(697)	(1,005)
Losses and LAE paid related to prior accident years	(20,458)	(17,772)
Total paid (1)	(21,155)	(18,777)

Net loss reserves, ending balance	500,009	509,572
Reinsurance recoverable, ending balance	429	—
Run-off reserves	655	665
Loss reserves, ending balance	$501,093	$510,237
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
For the nine months ended September 30, 2023, losses and LAE incurred of $199 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $139 million for the nine months ended September 30, 2022. During the first nine months of September 2022, losses related to the current accident year were also impacted by $25 million of reserve strengthening due to uncertainty in the economic environment.
We also recorded favorable reserve adjustments primarily on prior accident year reserves of $188 million, which were driven primarily by cure performance of delinquencies from 2022 and earlier, including a portion of those as a result of COVID-19. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to perform at levels above our reserve expectations. A component of the reserve release also related to delinquencies from 2022, as uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. During the first nine months of 2022, we released $251 million of reserves primarily related to COVID-19 delinquencies from 2020.
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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net premiums written:
Direct	$250,044	$243,655	$736,143	$732,079
Assumed	577	64	892	198
Ceded	(20,256)	(20,453)	(61,198)	(58,884)
Net premiums written	$230,365	$223,266	$675,837	$673,393

Net premiums earned:
Direct	$263,025	$255,449	$777,280	$765,411
Assumed	577	64	892	198
Ceded	(20,256)	(20,453)	(61,198)	(58,884)
Net premiums earned	$243,346	$235,060	$716,974	$706,725
The difference between written premiums of $230.4 million and earned premiums of $243.3 million represents the decrease in unearned premiums for the three months ended September 30, 2023. The difference between written premiums of $675.8 million and earned premiums of $717.0 million represents the decrease in unearned premiums for the nine months ended September 30, 2023. The decrease in

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
unearned premiums was primarily the result of premium earned over time coupled with low originations of our single premium mortgage insurance product.
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
The Triangle Re Entities fully collateralize their coverage by issuing insurance-linked notes (“ILNs”) to eligible capital market investors in unregistered private offerings. Traditional reinsurance providers collateralize a portion of their coverage by holding funds in trust. We believe that the risk transfer requirements for reinsurance accounting were met as these XOL insurance transactions assume significant insurance risk and a reasonable possibility of significant loss.
EMICO has rights to terminate the ILNs or traditional XOL reinsurance agreements upon the occurrence of certain events.
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of September 30, 2023:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-1 Ltd.	3/02/2021	1/01/2014 - 12/31/2018, 10/01/2019 - 12/31/2019	$212	$211	$495	$85
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$188	$303	$193
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$303	$372	$278
Total						$556

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2020 XOL	1/01/2020	1/01/2020 - 12/31/2020	$691	$690	$168	$26
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$670	$206	$148
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$462	$196	$196
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$385	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$316	$289	$250
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$263	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$256	$201	$193
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$313	$313	$137	$137
Total						$1,011

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 8, 2023, we executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to $180 million of reinsurance coverage on a portion of current and expected new insurance written for the 2023 book year, effective January 1, 2023.
Quota Share Reinsurance
On June 30, 2023, EMICO engaged in a quota share reinsurance agreement with a panel of third-party reinsurers. Under the agreement, we cede premiums earned on all eligible policies in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specific ceding commission and profit commission determined based on ceded claims. EMICO has rights to terminate the reinsurance agreement upon the occurrence of certain events. Reinsurance recoverables are recorded in Other assets on the consolidated balance sheets.

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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	September 30, 2023	December 31, 2022
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(5,248)	(7,170)
Total	$744,752	$742,830
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of September 30, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three- and nine-month periods ended September 30, 2023 and 2022, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
Our ability to realize deferred tax assets is largely dependent upon generating sufficient taxable income and capital gains in future years. We recorded a valuation allowance of $2.6 million through continuing operations and $10.0 million through accumulated other comprehensive income (loss) during the nine months ended September 30, 2023. These changes are due to realized losses on sales of securities and the increase in unrealized losses on fixed maturity securities available-for-sale in accumulated other comprehensive income for the Company and the consolidated tax group during the period.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $4.2 million and $7.5 million for the three months ended September 30, 2023 and 2022, respectively. We incurred costs for these services of $13.4 million and $22.9 million for the nine months ended September 30, 2023 and 2022, respectively.
The investment portfolios of our insurance subsidiaries are managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.1 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. The total investment expenses paid to Genworth were $4.4 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.1 million and $0.2 million for these services for the three months ended September 30, 2023 and 2022, respectively. We charged Genworth $0.3 million and $0.6 million for these services for the nine months ended September 30, 2023 and 2022, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	September 30, 2023	December 31, 2022
Amounts payable to Genworth	$9,949	$9,291
Amounts receivable from Genworth	$153	$167

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the nine months ended September 30, 2023 and 2022, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well as deferred stock units issued to our directors.
The calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Net income available to EHI common stockholders	$164,195	$190,986	$508,203	$560,351
Net income per common share:
Basic	$1.03	$1.17	$3.15	$3.44
Diluted	$1.02	$1.17	$3.13	$3.43
Weighted average common shares outstanding:
Basic	160,066	162,843	161,275	162,842
Diluted	161,146	163,376	162,165	163,219

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2023, net of tax	$(345,386)	$143	$(345,243)
Other comprehensive income (loss) before reclassifications	(57,746)	12	(57,734)
Amounts reclassified from other comprehensive income (loss)	2,628	—	2,628
Total other comprehensive income (loss)	(55,118)	12	(55,106)
Balance as of September 30, 2023, net of tax	$(400,504)	$155	$(400,349)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2022, net of tax	$(293,113)	$86	$(293,027)
Other comprehensive income (loss) before reclassifications	(134,135)	44	(134,091)
Amounts reclassified from other comprehensive income (loss)	33	—	33
Total other comprehensive income (loss)	(134,102)	44	(134,058)
Balance as of September 30, 2022, net of tax	$(427,215)	$130	$(427,085)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the nine months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2023, net of tax	$(382,896)	$152	$(382,744)
Other comprehensive income (loss) before reclassifications	(30,593)	3	(30,590)
Amounts reclassified from other comprehensive income (loss)	12,985	—	12,985
Total other comprehensive income (loss)	(17,608)	3	(17,605)
Balance as of September 30, 2023, net of tax	$(400,504)	$155	$(400,349)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2022, net of tax	$83,588	$(7)	$83,581
Other comprehensive income (loss) before reclassifications	(511,541)	137	(511,404)
Amounts reclassified from other comprehensive income (loss)	738	—	738
Total other comprehensive income (loss)	(510,803)	137	(510,666)
Balance as of September 30, 2022, net of tax	$(427,215)	$130	$(427,085)

The following table presents the effect of the reclassifications of significant items out of accumulated other comprehensive income on the respective line items of the consolidated statements of income, for the periods indicated:

	Amount reclassified from accumulated other comprehensive income				Affected line item in the condensed consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net unrealized gains (losses) on investments	$(36)	$(42)	$(13,146)	$(935)	Net investment gains (losses)
Benefit (expense) from income taxes	(2,592)	9	161	197	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On November 1, 2022, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $75 million, excluding commissions, to repurchase EHI common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. EHI generally operates its share repurchase programs pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. In August 2023, we announced a new

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
share repurchase authorization which allows for the purchase of an additional $100 million of EHI common stock.
During the three months ended September 30, 2023, the Company purchased 241,946 shares at an average price of $25.96 per share, excluding commissions. During the nine months ended September 30, 2023, the Company purchased 2,863,891 shares at an average price of $24.30 per share, excluding commissions. As of September 30, 2023, $103.9 million remained available under the share repurchase programs. All treasury stock has been retired as of September 30, 2023.
Subsequent to quarter end, the Company purchased 294,876 shares at an average price of $27.13 through October 31, 2023.
Cash Dividends
We paid a quarterly cash dividend of $0.16 per share in the third quarter and second quarter of 2023 and $0.14 in the first quarter of 2023. In each of the second and third quarter of 2022, we paid dividends of $0.14 per share.
Subsequent to quarter end, we announced our quarterly dividend of $0.16 per share along with a special cash dividend of $113 million, or $0.71 per share to be paid during the fourth quarter of 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the nine months ended September 30, 2023 and 2022, and our audited consolidated financial statements and related notes for the years ended December 31, 2022 and 2021 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2022 (the “Annual Report”).
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
Key Factors Affecting Our Results
There have been no material changes to the factors affecting our results, as compared to those disclosed in the Annual Report, other than the impact of items as discussed below in “—Trends and Conditions.”
Trends and Conditions
During the third quarter of 2023, the United States economy faced uncertainty due to continued but lessening inflationary pressure, the geopolitical environment and persistent concerns around a possible recession.
Inflationary pressures have moderated in 2023, with the Bureau of Labor Statistics reporting in September that the Consumer Price Index was down to 3.7% year-over-year. The Federal Reserve has taken an aggressive approach towards addressing inflation through interest rate increases and a reduction of its balance sheet. The Federal Reserve raised rates by 25 basis points in July 2023, between pauses on interest rate hikes in November, September and June 2023. The Federal Reserve had previously announced 25 basis point increases in interest rates in both May and March 2023 and eight interest rate increases in 2022. Mortgage rates have continued to rise and reached more than 20-year highs during the third quarter of 2023.
Mortgage origination activity remained slow during the third quarter of 2023 in response to elevated mortgage rates and sustained low housing supply. The refinance market is likely to remain suppressed in the near to mid-term. Housing affordability continues to deteriorate due to high interest rates and elevated home prices, only marginally offset by rising median family income according to the National Association of Realtors Housing Affordability Index. After sustained periods of strong home price appreciation, national housing prices began to decline in late 2022, but have recovered and continued to rise throughout 2023, according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate as of September 30, 2023, was 3.8%, up slightly from June 30, 2023. As of September 30, 2023, the number of unemployed Americans stands at approximately 6.4 million and the number of long-term unemployed Americans (over 26 weeks out of the workforce) was approximately 1.2 million. Both metrics remain relatively in line with February 2020 levels.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance has allowed borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended for another six months if requested by the borrower to its mortgage servicer. However, the Biden Administration ended the national emergency for COVID-19 in April 2023, so the deadline for requesting a COVID-19 related forbearance under the CARES Act ended in August of 2023. During the third quarter of 2023, the GSEs announced that their COVID-19 servicing-related policies with respect to forbearance would retire in November 2023.
Further, in March 2023 the GSEs announced new loss mitigation programs that would allow for six-month payment deferrals for borrowers facing financial hardship. Servicers were encouraged to start evaluating borrowers for the new mitigation programs as early as July 1, 2023, but no later than October 1, 2023. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline, which could negatively impact the severity of loss on loans that go to claim.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. As of September 30, 2023, approximately 1.2%, or 12,135, of our active primary policies were reported in a forbearance plan, of which approximately 30% were reported as delinquent.
Total delinquencies increased during the third quarter of 2023 as a result of new delinquencies outpacing cures. The new delinquency rate for the third quarter of 2023 was 1.2%, up slightly from the second quarter of 2023.
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
On February 22, 2023, the Department of Housing and Urban Development announced a 30-basis point reduction of the annual insurance premium charged to borrowers with FHA-insured mortgages. This action is designed to reduce the cost of borrowing for lower- and middle-class homebuyers who are eligible for the federal program. The price reduction, which went into effect on March 20, 2023, is expected to have a negative impact on the private mortgage insurance market but will be partially offset by the effects of the recent FHFA pricing changes referenced above. We do not believe this net impact has been or will be material.
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
New insurance written of $14.4 billion in the third quarter of 2023 decreased 4% compared to the third quarter of 2022 primarily due to a decline in originations driven by elevated mortgage rates. Our primary persistency rate was 84% during the third quarter of 2023 compared to 82% during the third quarter of 2022. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. Elevated persistency has continued to offset the decline in new insurance written, leading to an increase in primary insurance in-force (“IIF”) of $13.8 billion since December 31, 2022.
Net earned premiums increased approximately 4% in the third quarter of 2023 compared to the third quarter of 2022 primarily as a result of insurance in-force growth, partially offset by the lapse of older, higher priced policies and a decrease in single premium cancellations. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as forbearance exits continue and new forbearances decline. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default, and we refund the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the third quarter of 2023 was not significant to the change in earned premiums for those periods.

Our loss ratio for the three months ended September 30, 2023, was 7% as compared to (17)% for the three months ended September 30, 2022. Both periods were impacted by favorable reserve adjustments. In the third quarter of 2023, we released $55 million of reserves primarily on delinquencies from prior years, related to favorable cure performance on delinquencies from 2022 and earlier, including a portion of those as a result of COVID-19. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to cure at levels above our reserve expectations. Another component of the reserve release also related to delinquencies from 2022, as uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. This compares to the third quarter of 2022, where we recorded a $105 million reserve release primarily related to cure performance of 2020 delinquencies. Losses during the third quarter of 2022 were also impacted by $25 million of reserve strengthening related to current accident year delinquencies due to uncertainty in the economic environment.
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
New delinquencies in the third quarter of 2023 increased compared to the third quarter of 2022 primarily due to the aging of large, new books of business. Current period primary delinquencies of 11,107 contributed $72 million of loss expense in the third quarter of 2023. We incurred $39 million of losses from 9,121 current period delinquencies in the third quarter of 2022. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 12% of our primary new delinquencies in the third quarter of 2023 were subject to a forbearance plan as compared to 18% in the third quarter of 2022. Due to the declining number of new delinquencies in forbearance, we no longer differentiate the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.
As of September 30, 2023, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 11.6:1, compared with a risk-to-capital ratio of 12.9:1 and 12.3:1 as of December 31, 2022, and September 30, 2022, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
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
As of September 30, 2023, we had estimated available assets of $5,268 million against $3,251 million net required assets under PMIERs compared to available assets of $5,093 million against $3,135 million net required assets as of June 30, 2023. The sufficiency ratio as of September 30, 2023, was 162%, or $2,017 million, above the PMIERs requirements, compared to 162%, or $1,958 million, above the PMIERs requirements as of June 30, 2023. PMIERs sufficiency for the quarter was flat as compared to June 30, 2023. Our PMIERs required assets as of September 30, 2023, and June 30, 2023, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $86 million of benefit to our September 30, 2023, PMIERs required assets compared to $107 million of benefit as of June 30, 2023. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Our PMIERs required assets also benefited from a reinsurance credit of $1,505 million and $1,524 million related to third-party reinsurance as of September 30, 2023, and June 30, 2023, respectively.
During the second quarter of 2023, we contributed $250 million into Enact Re Ltd. (“Enact Re”), our wholly owned Bermuda-based subsidiary. Enact Re is expected to create value by addressing the opportunity for compelling risk-adjusted returns in the GSE credit risk transfer market and leverage affiliate quota share reinsurance for ratings and capital efficiency. We expect Enact Re to have a minimal impact on our overall expense structure and to contribute to increasing statutory dividend capacity over time. As of September 30, 2023, Enact Re assumed excess of loss reinsurance relating to GSE risk share and reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
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
On August 1, 2023, A.M. Best initiated public ratings of EMICO and Enact Re. Both entities received A- ratings with stable outlooks.
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
On April 26, 2022, our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend, subject to approval by our Board of Directors each quarter. We paid quarterly dividends of $0.14 per share in March of 2023 and May, September and December of 2022. On May 1, 2023, we announced an increase of our quarterly dividend to $0.16 per share which was paid in June and September 2023. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each subsequent quarter. In April 2023, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that supports our ability to pay a quarterly dividend. We intend to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility and potentially return additional capital to shareholders.
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
Subsequent to quarter end on November 1, 2023, we announced our quarterly dividend of $0.16 per share along with a special cash dividend of $113 million, or $0.71 per share to be paid during the fourth quarter of 2023.
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

Results of Operations and Key Metrics
Results of Operations
Three months ended September 30, 2023, compared to three months ended September 30, 2022
The following table sets forth our consolidated results for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$243,346	$235,060	$8,286	4%
Net investment income	54,952	39,493	15,459	39%
Net investment gains (losses)	(23)	(42)	19	(45)%
Other income	760	564	196	35%
Total revenues	299,035	275,075	23,960	9%
Losses and expenses:
Losses incurred	17,847	(40,309)	58,156	(144)%
Acquisition and operating expenses, net of deferrals	52,339	54,523	(2,184)	(4)%
Amortization of deferred acquisition costs and intangibles	2,803	3,338	(535)	(16)%
Interest expense	12,941	12,879	62	—%
Total losses and expenses	85,930	30,431	55,499	182%
Income before income taxes	213,105	244,644	(31,539)	(13)%
Provision for income taxes	48,910	53,658	(4,748)	(9)%
Net income	$164,195	$190,986	$(26,791)	(14)%
Loss ratio (1)	7%	(17)%
Expense ratio (2)	23%	25%
Net earned premium rate (3)	0.37%	0.39%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of deferred acquisition costs and intangibles by net earned premiums.
(3)Net earned premium rate is calculated by dividing earned premium by average primary IIF.
Revenues
Premiums increased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily as a result of insurance in-force growth, partially offset by the lapse of older, higher priced policies and a decrease in single premium cancellations. The net earned premium rate decreased to 0.37% for the three months ended September 30, 2023, from 0.39% for the three months ended September 30, 2022, primarily as a result of this lapse of higher priced policies and lower single policy cancellations partially offset by the impact of ceded premiums.
Net investment income increased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher yields as a result of rising interest rates coupled with higher average invested assets.

Net investment losses in the third quarter of 2023 and 2022 were driven by realized losses on the sale of fixed maturity securities.
Losses and expenses
Losses incurred during the third quarter of 2023 and 2022 were both impacted by prior year development. In the third quarter of 2023, we recorded a reserve release of $55 million primarily related to better than expected cure performance on delinquencies from 2022 and earlier, including a portion of those as a result of COVID-19. A component of the reserve release also related to delinquencies from 2022, as uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. In the third quarter of 2022, we recorded a $105 million reserve release primarily related to 2020 delinquencies. Losses from the third quarter of 2022 were also impacted by $25 million of reserve strengthening related to current accident year delinquencies due to uncertainty in the economic environment. Current period primary delinquencies of 11,107 contributed $72 million of loss expense in the three months ended September 30, 2023. This compares to $39 million of loss expense from 9,121 primary delinquencies in the third quarter of 2022.
The following table shows incurred losses related to current and prior accident years for the three months ended September 30,:

(Amounts in thousands)	2023	2022
Losses and LAE incurred related to current accident year	$78,557	$62,942
Losses and LAE incurred related to prior accident years	(60,532)	(103,241)
Total incurred (1)	$18,025	$(40,299)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased for the three months ended September 30, 2023, driven by the impact of our cost reduction initiatives, including the impact from our previously announced renegotiated shared services agreement with Genworth and our voluntary separation program executed in the fourth quarter of 2022.
The expense ratio decreased in the current quarter due to a decline in expenses.
Interest expense primarily relates to our 2025 Senior Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2023 and 2022.
Provision for income taxes
The effective tax rate was 23.0% and 21.9% for the three months ended September 30, 2023 and 2022, respectively. The tax rate in the third quarter of 2023 was impacted by the valuation allowance against deferred tax assets associated with realized losses on fixed maturity securities during 2023.

Nine months ended September 30, 2023, compared to nine months ended September 30, 2022
The following table sets forth our consolidated results for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$716,974	$706,725	$10,249	1%
Net investment income	151,208	110,415	40,793	37%
Net investment gains (losses)	(13,146)	(762)	(12,384)	1625%
Other income	2,460	1,826	634	35%
Total revenues	857,496	818,204	39,292	5%
Losses and expenses:
Losses incurred	2,793	(112,318)	115,111	(102)%
Acquisition and operating expenses, net of deferrals	155,931	166,986	(11,055)	(7)%
Amortization of deferred acquisition costs and intangibles	8,088	9,658	(1,570)	(16)%
Interest expense	38,919	38,441	478	1%
Total losses and expenses	205,731	102,767	102,964	100%
Income before income taxes	651,765	715,437	(63,672)	(9)%
Provision for income taxes	143,562	155,086	(11,524)	(7)%
Net income	$508,203	$560,351	$(52,148)	(9)%
Loss ratio (1)	—%	(16)%
Expense ratio (2)	23%	25%
Net earned premium rate (3)	0.37%	0.40%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio (net earned premiums) is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
(3)Net earned premium rate is calculated by dividing earned premium by average primary IIF.
Revenues
Premiums increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily attributable to insurance in-force growth, partially offset by the continued lapse of older, higher priced policies and a decrease in single premium cancellations. The net earned premium rate decreased to 0.37% for the nine months ended September 30, 2023 from 0.40% for the nine months ended September 30, 2022 as a result of this lapse of higher priced policies and lower single premium cancellations.
Net investment income increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily attributable to an increase in investment yields in the current year and higher average invested assets.
Net investment losses in the current year were primarily driven by the sale of fixed income securities as part of an investment strategy designed to optimize yield on our portfolio over time.

Losses and expenses
Losses incurred during the first nine months of 2023 and 2022 were both impacted by favorable reserve adjustments. During the first nine months of 2023, we released reserves of $188 million primarily due to better than expected cure experience on delinquencies from 2022 and earlier, including a portion of those related to the emergence of COVID-19. A component of the reserve release also related to delinquencies from 2022, as uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. During the first nine months of 2022, we recorded $251 million of reserve releases. Losses from the first nine months of 2022 were also impacted by $25 million of reserve strengthening related to current accident year delinquencies due to uncertainty in the economic environment. New primary delinquencies of 29,911 contributed $188 million of loss expense in the first nine months of 2023. This compares to $113 million of loss expense from 25,692 new primary delinquencies in the first nine months of 2022.
The following table shows incurred losses related to current and prior accident years for the nine months ended September 30,:

(Amounts in thousands)	2023	2022
Losses and LAE incurred related to current accident year	$198,732	$138,504
Losses and LAE incurred related to prior accident years	(195,898)	(250,799)
Total incurred (1)	$2,834	$(112,295)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to the impact of our cost reduction initiatives, including the impact from our previously announced renegotiated shared services agreement with Genworth and our voluntary separation program executed in the fourth quarter of 2022.
The expense ratio decreased in the current quarter due to a decline in expenses.
Interest expense primarily relates to our 2025 Senior Notes and increased as the notes were outstanding for only a portion of the nine months ended September 30, 2023. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022.
Provision for income taxes
The effective tax rate was 22.0% and 21.7% for the nine months ended September 30, 2023 and 2022, respectively, consistent with the United States corporate federal income tax rate.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2023	2022
Net income	$164,195	$190,986
Adjustments to net income:
Net investment (gains) losses	23	42
Costs associated with reorganization	3	(156)
Taxes on adjustments	(5)	24
Adjusted operating income	$164,216	$190,896
Adjusted operating income decreased for the three months ended September 30, 2023, as compared to September 30, 2022, primarily due to the larger reserve release in the third quarter of 2022, partially offset by higher revenues and lower operating expenses during the third quarter of 2023.

	Nine months ended September 30,
(Amounts in thousands)	2023	2022
Net income	$508,203	$560,351
Adjustments to net income:
Net investment (gains) losses	13,146	762
Costs associated with reorganization	(539)	170
Taxes on adjustments	(2,647)	(196)
Adjusted operating income	$518,163	$561,087

Adjusted operating income decreased for the nine months ended September 30, 2023, as compared to September 30, 2022, primarily due to the larger reserve release in 2022, partially offset by higher revenues and lower operating expenses during 2023.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section exclude activity related to our run-off business, which is immaterial to our consolidated results.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended September 30,
(Dollar amounts in millions)	2023	2022
New insurance written	$14,391	$15,069
Primary insurance in-force(1)	$262,014	$241,813
Primary risk in-force	$67,056	$61,124
Persistency rate	84%	82%
Policies in-force (count)	977,832	949,052
Delinquent loans (count)	19,241	18,856
Delinquency rate	1.97%	1.99%

	Nine months ended September 30, 2023
(Dollar amounts in millions)	2023	2022
New insurance written	$42,628	$51,340
Persistency rate	84%	79%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended September 30, 2023, decreased 4% compared to the three months ended September 30, 2022. The decrease was primarily due to lower originations in the current period largely driven by elevated mortgage rates. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2023		2022		2023		2022
Primary	$14,391	100%	$15,069	100%	$42,628	100%	$51,340	100%
Pool	—	—	—	—	—	—	—	—
Total	$14,391	100%	$15,069	100%	$42,628	100%	$51,340	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2023		2022		2023		2022
Purchases	$14,073	98%	$14,634	97%	$41,554	97%	$48,762	95%
Refinances	318	2	435	3	1,074	3	2,578	5
Total	$14,391	100%	$15,069	100%	$42,628	100%	$51,340	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2023		2022		2023		2022
Monthly	$14,099	98%	$14,138	94%	$41,682	98%	$47,378	92%
Single	269	2	890	6	868	2	3,798	8
Other	23	—	41	—	78	—	164	—
Total	$14,391	100%	$15,069	100%	$42,628	100%	$51,340	100%
We have seen a decline in NIW on single policies as a result of a reduction in the market for single policies driven by higher mortgage rates.

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2023		2022
Over 760	$6,679	46%	$6,948	46%
740-759	2,438	17	2,554	17
720-739	1,928	13	2,106	14
700-719	1,422	10	1,531	10
680-699	974	7	1,085	7
660-679 (1)	592	4	527	3
640-659	282	2	234	2
620-639	74	1	79	1
<620	2	—	5	—
Total	$14,391	100%	$15,069	100%

	Nine months ended September 30,
(Amounts in millions)	2023		2022
Over 760	$19,594	46%	$23,288	45%
740-759	7,314	17	8,555	17
720-739	5,842	14	7,151	14
700-719	4,217	10	5,400	10
680-699	2,988	7	3,500	7
660-679 (1)	1,677	4	2,056	4
640-659	771	2	1,017	2
620-639	215	—	358	1
<620	10	—	15	—
Total	$42,628	100%	$51,340	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2023		2022
95.01% and above	$2,677	18%	$1,741	11%
90.01% to 95.00%	5,431	38	6,184	41
85.01% to 90.00%	4,568	32	5,094	34
85.00% and below	1,715	12	2,050	14
Total	$14,391	100%	$15,069	100%

	Nine months ended September 30,
(Amounts in millions)	2023		2022
95.01% and above	$7,475	17%	$7,064	14%
90.01% to 95.00%	16,102	38	20,324	39
85.01% to 90.00%	13,711	32	15,921	31
85.00% and below	5,340	13	8,031	16
Total	$42,628	100%	$51,340	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2023		2022
45.01% and above	$4,437	31%	$3,728	25%
38.01% to 45.00%	4,936	34	5,681	38
38.00% and below	5,018	35	5,660	37
Total	$14,391	100%	$15,069	100%

	Nine months ended September 30,
(Amounts in millions)	2023		2022
45.01% and above	$12,442	29%	$12,247	24%
38.01% to 45.00%	15,090	35	18,478	36
38.00% and below	15,096	36	20,615	40
Total	$42,628	100%	$51,340	100%
We have seen an increase in concentrations of loans with higher DTI ratios. This is in line with market trends as rising mortgage rates and recent home price appreciation have put pressure on affordability. We believe the levels are in line with our current risk appetite as we consider layered risk across multiple risk attributes, pricing and our portfolio credit mix.

Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Higher interest rates and the low refinance market led to lower lapse and cancellations during the third quarter of 2023 driving continued elevated persistency. The primary persistency rate was 84% and 82% for the three months ended September 30, 2023 and 2022, respectively. RIF increased primarily as a result of higher IIF.
The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
Primary IIF	$262,014	100%	$248,262	100%	$241,813	100%
Pool IIF	451	—	505	—	531	—
Total IIF	$262,465	100%	$248,767	100%	$242,344	100%

Primary RIF	$67,056	100%	$62,791	100%	$61,124	100%
Pool RIF	70	—	79	—	84	—
Total RIF	$67,126	100%	$62,870	100%	$61,208	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
Purchases IIF	$228,431	87%	$207,827	84%	$199,322	82%
Refinances IIF	33,583	13	40,435	16	42,491	18
Total IIF	$262,014	100%	$248,262	100%	$241,813	100%

Purchases RIF	$59,640	89%	$54,165	86%	$52,134	85%
Refinances RIF	7,416	11	8,626	14	8,990	15
Total RIF	$67,056	100%	$62,791	100%	$61,124	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
Monthly IIF	$232,150	88%	$216,831	87%	$211,062	87%
Single IIF	27,853	11	29,275	12	28,550	12
Other IIF	2,011	1	2,156	1	2,201	1
Total IIF	$262,014	100%	$248,262	100%	$241,813	100%

Monthly RIF	$60,498	90%	$55,879	89%	$54,247	89%
Single RIF	6,050	9	6,370	10	6,324	10
Other RIF	508	1	542	1	553	1
Total RIF	$67,056	100%	$62,791	100%	$61,124	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
2008 and prior	$5,859	2%	$6,596	3%	$6,849	3%
2009 to 2015	3,819	1	5,025	2	5,426	2
2016	4,948	2	6,296	2	6,772	3
2017	5,582	2	6,495	3	6,818	3
2018	5,993	2	6,839	3	7,133	3
2019	14,372	6	16,352	7	17,070	7
2020	46,881	18	55,358	22	58,497	24
2021	73,141	28	81,724	33	83,740	35
2022	60,258	23	63,577	25	49,508	20
2023	41,161	16	—	—	—	—
Total	$262,014	100%	$248,262	100%	$241,813	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
2008 and prior	$1,510	2%	$1,699	3%	$1,764	3%
2009 to 2015	1,004	2	1,341	2	1,449	2
2016	1,327	2	1,681	3	1,805	3
2017	1,471	2	1,708	3	1,792	3
2018	1,535	2	1,736	3	1,806	3
2019	3,676	5	4,143	7	4,313	7
2020	12,228	18	14,158	22	14,891	25
2021	18,524	28	20,418	32	20,848	34
2022	15,129	23	15,907	25	12,456	20
2023	10,652	16	—	—	—	—
Total	$67,056	100%	$62,791	100%	$61,124	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2023	2022
Beginning balance	$257,816	$237,563
NIW	14,391	15,069
Cancellations, principal repayments and other reductions (1)	(10,193)	(10,819)
Ending balance	$262,014	$241,813

	Nine months ended September 30,
(Amounts in millions)	2023	2022
Beginning balance	$248,262	$226,514
NIW	42,628	51,340
Cancellations, principal repayments and other reductions (1)	(28,876)	(36,041)
Ending balance	$262,014	$241,813
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
95.01% and above	$44,071	17%	$39,509	16%	$38,099	16%
90.01% to 95.00%	109,019	42	103,618	42	101,164	42
85.01% to 90.00%	77,121	29	72,132	29	69,803	29
85.00% and below	31,803	12	33,003	13	32,747	13
Total	$262,014	100%	$248,262	100%	$241,813	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
95.01% and above	$12,595	19%	$11,136	18%	$10,809	18%
90.01% to 95.00%	31,696	47	30,079	48	29,379	48
85.01% to 90.00%	18,945	28	17,621	28	17,019	28
85.00% and below	3,820	6	3,955	6	3,917	6
Total	$67,056	100%	$62,791	100%	$61,124	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
Over 760	$109,701	42%	$102,467	41%	$99,177	41%
740-759	42,899	16	40,097	16	38,731	16
720-739	36,889	14	34,916	14	33,874	14
700-719	29,818	12	28,867	12	28,384	12
680-699	21,993	9	21,554	9	21,294	9
660-679 (1)	11,351	4	10,926	4	10,842	4
640-659	6,166	2	6,095	3	6,115	3
620-639	2,548	1	2,630	1	2,663	1
<620	649	—	710	—	733	—
Total	$262,014	100%	$248,262	100%	$241,813	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
Over 760	$28,014	42%	$25,807	41%	$24,965	41%
740-759	11,009	17	10,154	16	9,808	16
720-739	9,553	14	8,931	14	8,656	14
700-719	7,615	12	7,317	12	7,200	12
680-699	5,582	8	5,428	9	5,356	9
660-679 (1)	2,901	4	2,767	5	2,739	4
640-659	1,569	2	1,540	2	1,541	3
620-639	647	1	665	1	672	1
<620	166	—	182	—	187	—
Total	$67,056	100%	$62,791	100%	$61,124	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
45.01% and above	$51,810	20%	$43,831	18%	$40,846	17%
38.01% to 45.00%	93,228	35	87,816	35	85,226	35
38.00% and below	116,976	45	116,615	47	115,741	48
Total	$262,014	100%	$248,262	100%	$241,813	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2023		December 31, 2022		September 30, 2022
45.01% and above	$13,369	20%	$11,176	18%	$10,393	17%
38.01% to 45.00%	23,846	36	22,268	35	21,603	35
38.00% and below	29,841	44	29,347	47	29,128	48
Total	$67,056	100%	$62,791	100%	$61,124	100%

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
The following table sets forth a roll forward of the number of primary loans in default for the periods indicated:

	Nine months ended September 30,
(Loan count)	2023	2022
Number of delinquencies, beginning of period	19,943	24,820
New defaults	29,911	25,692
Cures	(30,158)	(31,254)
Claims paid	(429)	(384)
Rescissions and claim denials	(26)	(18)
Number of delinquencies, end of period	19,241	18,856
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands) (1)	2023	2022
Loss reserves, beginning of period	$479,343	$606,102
Claims paid	(21,155)	(18,777)
Change in reserve	1,728	(111,262)
Loss reserves, end of period	$459,916	$476,063
______________
(1)Direct primary case reserves exclude LAE, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct case reserves and RIF by aged missed payment status as of the dates indicated:

	September 30, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,398	$80	$568	14%
4 - 11 payments	6,381	192	426	45%
12 payments or more	3,462	188	201	94%
Total	19,241	$460	$1,195	38%

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%
Total	19,943	$479	$1,147	42%

	September 30, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,446	$48	$401	12%
4 - 11 payments	6,119	146	358	41%
12 payments or more	5,291	282	295	96%
Total	18,856	$476	$1,054	45%
______________
(1)Direct primary case reserves exclude LAE, incurred but not reported and reinsurance reserves.
Reserves as a percentage of RIF as of September 30, 2023, decreased compared to December 31, 2022, and September 30, 2022 as long-term delinquencies with higher reserves have continued to cure. The number of loans that are delinquent for 12 months or more has decreased to be more in line with pre-COVID-19 levels. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process there is still uncertainty around the likelihood and timing of delinquencies going to claim.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of September 30, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By State:
California	13%	12%	2.10%
Texas	8	8	2.12%
Florida (1)	8	9	2.16%
New York (1)	5	12	2.89%
Illinois (1)	4	6	2.40%
Arizona	4	2	1.74%
Michigan	4	3	1.72%
Georgia	3	3	2.14%
North Carolina	3	2	1.41%
Washington	3	2	1.64%
All other states (2)	45	41	1.84%
Total	100%	100%	1.97%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of September 30, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	1.77%
Chicago-Naperville, IL MD	3	4	2.67%
Atlanta, GA MSA	3	3	2.32%
New York, NY MD	2	8	3.62%
Washington-Arlington, DC MD	2	2	1.75%
Houston, TX MSA	2	3	2.69%
Los Angeles-Long Beach, CA MD	2	2	2.28%
Riverside-San Bernardino, CA MSA	2	3	2.71%
Dallas, TX MD	2	1	1.69%
Denver-Aurora-Lakewood, CO MSA	2	1	1.07%
All Other MSAs/MDs	77	71	1.88%
Total	100%	100%	1.97%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.84%
Phoenix, AZ MSA	3	2	1.83%
New York, NY MD	3	8	3.75%
Atlanta, GA MSA	2	3	2.42%
Washington-Arlington, DC MD	2	2	1.85%
Houston, TX MSA	2	3	2.60%
Riverside-San Bernardino, CA MSA	2	2	2.89%
Los Angeles-Long Beach, CA MD	2	2	2.18%
Dallas, TX MD	2	1	1.86%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.00%
Total	100%	100%	2.08%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of September 30, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy Year:
2008 and prior	2%	20%	8.67%	5.56%
2009-2015	2	5	4.20%	0.64%
2016	2	4	3.07%	0.68%
2017	2	6	3.62%	0.90%
2018	2	6	4.18%	0.99%
2019	5	9	2.58%	0.81%
2020	18	15	1.53%	0.84%
2021	28	21	1.48%	1.19%
2022	23	13	1.28%	1.20%
2023	16	1	0.25%	0.24%
Total portfolio	100%	100%	1.97%	4.19%
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

Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in these policy years. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. Loss reserves has shifted to newer book years, largely 2020 and later, given their significant representation of RIF. As of September 30, 2023, our 2016 and newer policy years represented approximately 96% of our primary RIF and 75% of our total direct primary case reserves.
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	September 30, 2023		December 31, 2022
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$147,108	3%	$44,769	1%
State and political subdivisions	407,538	8	419,856	9
Non-U.S. government	11,123	—	9,349	—
U.S. corporate	2,557,480	52	2,646,863	54
Non-U.S. corporate	655,284	13	652,844	13
Residential mortgage-backed	10,233	—	11,043	—
Other asset-backed	1,201,926	24	1,100,036	23
Total available-for-sale fixed maturity securities	$4,990,692	100%	$4,884,760	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of September 30, 2023 or December 31, 2022. We have no derivative financial instruments in our investment portfolio.
As of both September 30, 2023, and December 31, 2022, 98% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	September 30, 2023	December 31, 2022
AAA	11%	10%
AA	19	16
A	33	34
BBB	35	38
BB & below	2	2
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	September 30, 2023	December 31, 2022
Duration (in years)	3.5	3.6
Pre-tax yield (% of average investment portfolio assets)	3.5%	3.1%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$441,982	$402,071
Investing activities	(133,983)	(246,528)
Financing activities	(143,784)	(45,596)
Net increase in cash and cash equivalents	$164,215	$109,947
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities increased largely due higher net investment income and lower expenses. Cash flows from operations were also impacted by changes in reserves and unearned premiums, net investment losses and stock-based compensation expense.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used by investing activities increased as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year.
During the nine months ended September 30, 2023, our cash flows from financing activities included dividends paid of $74.1 million and share repurchases of $69.7 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the nine months ended September 30, 2022, our cash flows from financing activities included dividends paid of $45.6 million.
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
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn as of September 30, 2023.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $349 million as of September 30, 2023, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	September 30, 2023	December 31, 2022
Statutory policyholders’ surplus	$1,134	$1,136
Contingency reserves	3,923	3,551
Combined statutory capital	$5,057	$4,687
Adjusted RIF(1)	$58,622	$60,061
Combined risk-to-capital ratio	11.6	12.8
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	September 30, 2023	December 31, 2022
Statutory policyholders’ surplus	$1,076	$1,084
Contingency reserves	3,917	3,548
EMICO statutory capital	$4,993	$4,632
Adjusted RIF(1)	$58,150	$59,663
EMICO risk-to-capital ratio	11.6	12.9
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of September 30, 2023, we maintained liquidity in the form of cash and cash equivalents of $678 million compared to $514 million as of December 31, 2022, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
Additionally, on June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility remains undrawn as of September 30, 2023.
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
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022, and in our audited consolidated financial statements for the years ended December 31, 2022 and 2021, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of September 30, 2023, the effective duration of our investments available-for-sale was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2023
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2023:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
July 1 - July 31, 2023	241,946	$25.96	241,946	$3,859
August 1 - August 31, 2023	0	$—	0	$103,859
September 1 - September 30, 2023	0	$—	0	$103,859
Total	241,946	$25.96	241,946	$103,859
(1) On November 1, 2022, the Company announced authorization to repurchase up to $75 million of its common shares. The authorization has no expiration date. In August 2023, we also announced a new share repurchase authorization which allows for the purchase of an additional $100 million of EHI common stock (also with no expiration date).
Subsequent to quarter end, the Company purchased 294,876 shares at an average price of $27.13 through October 31, 2023.
Item 5. Other Information
Trading Plans
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
10.1
Share Repurchase Agreement, dated August 1, 2023, by and between Enact Holdings, Inc. and Genworth Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2023).

10.2*	Amended and Restated Master Agreement, dated August 29, 2023, between Genworth Financial and Enact Holdings, Inc.
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer
32.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: November 2, 2023

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer