Form 10-K
period 2023-12-31
Enact Holdings, Inc.
filed 2024-02-29
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-40399

Enact Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-1579166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8325 Six Forks Road
Raleigh, North Carolina 27615
(Address of principal executive offices, including zip code)
(919) 846-4100
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ACT	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity (based on the closing price of the Common Stock on the Nasdaq Stock Market) held by non-affiliates of the registrant on June 30, 2023, was approximately $739 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 26, 2024, there were 159,108,759 shares of Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2023 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
As a private mortgage insurer, we play a critical role in the United States housing finance system. We are engaged in the business of writing and assuming residential mortgage guaranty insurance. The insurance covers a portion of the unpaid principal balance of Low Down Payment Loans (mortgage loans where the loan amount exceeds 80% of the value of the home) and protects lenders and investors against certain losses resulting from nonpayment of loans secured by mortgages, deeds of trust, or other instruments constituting a first lien on residential real estate. We facilitate the sale of mortgages to the secondary market, including to private investors as well as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises (collectively referred to as the “GSEs”). Credit protection and liquidity through secondary market sales allow mortgage lenders to increase their lending capacity, manage risk and expand financing access to prospective homeowners, many of whom are first time home buyers (“FTHBs”).
We have a large and diverse customer base and maintain enduring relationships across the mortgage origination market, including with national banks, non-bank mortgage lenders, local mortgage bankers, community banks and credit unions. In 2023, we provided new insurance coverage to over 1,700 customers. For the full years ended December 31, 2023, 2022 and 2021 we generated new insurance written (“NIW”) of $53.1 billion, $66.5 billion and $97.0 billion, respectively. Net income was $666 million, $704 million and $547 million in 2023, 2022 and 2021, respectively. Adjusted operating income was $676 million, $708 million and $551 million for 2023, 2022 and 2021, respectively.
We have a rigorous approach to writing new insurance risk based on decades of loan-level data and experience in the mortgage insurance industry. We believe our balance sheet is well capitalized to manage through macroeconomic uncertainty and maintain compliance with private mortgage insurer eligibility requirements (“PMIERs”) and state regulatory standards of compliance. We utilize our credit risk transfer (“CRT”) program to mitigate future loss volatility and drive efficient capital management. Our CRT program is a material component of our strategy, and we believe it helps to protect future business performance and stockholder capital under stress scenarios by transferring risk from our balance sheet to highly rated counterparties or to investors through collateralized transactions. As of December 31, 2023, we had a PMIERs sufficiency ratio of 161%, representing $1,887 million of available assets above the PMIERs requirement and approximately 90% of our insured portfolio was covered by our CRT program.
Our Corporate Information
Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was a wholly owned subsidiary of Genworth Financial, Inc. (“Genworth”) since EHI’s incorporation in Delaware in 2012 until our initial public offering on September 20, 2021.
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
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $250 million into Enact Re in May 2023 and an additional $250 million in November 2023. As of December 31, 2023, Enact Re provided excess-of-loss reinsurance relating to GSE risk share and reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
Our operations also include a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our results.
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
Maintain strong capital levels and earnings profile
•Seek to maintain a strong capital position supported by robust underwriting standards, comprehensive stress testing, a conservative leverage ratio and a diversified CRT program.
•Aim to optimize cost of capital and forward capacity across CRT channels to manage volatility, protect the balance sheet and enhance return on equity.
Deliver attractive risk-adjusted returns
•Write profitable new business that delivers attractive risk-adjusted returns.
•Strive to maximize stockholder value through a disciplined capital allocation policy that supports existing policyholders, invests in attractive new business opportunities and returns excess capital to stockholders.

Our Industry
United States Mortgage Market
The United States residential mortgage market is one of the largest in the world and includes a range of private and government-sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, real estate investment trusts, mortgage insurers and the GSEs. The overall United States residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities (“MBS”).
GSEs
The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide access, liquidity and stability in the United States housing finance system. According to the earnings reports of the GSEs, the GSEs held or guaranteed approximately $7.7 trillion as of September 30, 2023, or around 55%, of total United States 1-4 family residential mortgage debt according to most recent data from the Federal Reserve. The GSE charters generally require credit enhancement for Low Down Payment Loans to be eligible for purchase by the GSEs. Such credit enhancement can be satisfied if a loan is insured by a GSE-qualified insurer, the mortgage seller retains at least a 10% participation in the loan, or the seller agrees to repurchase or replace the loan in the event of a default. Private mortgage insurance satisfies the GSEs’ credit enhancement requirement and, historically, has been the preferred method lenders have utilized to meet this GSE charter requirement. As a result, the nature of the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs. In furtherance of their respective charter requirements, each GSE maintains private mortgage insurer eligibility criteria, known as PMIERs, to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for their portfolio. For more information about the financial and other requirements of the GSEs, see “Item 1A. Risk Factors—Risks Relating to Our Business—If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
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
The overall new business opportunity in the private mortgage insurance market is also reflective of the mix between purchase and refinancing originations. Historically, due to the higher prevalence of Low

Down Payment Loans in purchase originations, mortgage insurance utilization has been meaningfully higher for purchase originations than for refinances.
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
Federal, State and Local Government Agencies
Private mortgage insurers, including the Company, compete for mortgage insurance business directly with federal government agencies, principally the FHA and the VA, and, to a lesser extent, state and local housing finance agencies. According to Inside Mortgage Finance, for the first three quarters of 2023, the FHA had a 32% share, and the VA a 22% share, of the mortgage insurance market. Our competition with government agencies is principally on the basis of price and underwriting guidelines. In contrast to private mortgage insurers, government agencies generally have less restrictive guidelines and apply a flat pricing structure regardless of an individual borrower’s credit profile. As a result, we believe borrowers with lower Fair Isaac Company (“FICO”) scores are more likely to secure mortgage loans with coverage by public agencies and borrowers with higher FICO scores are more likely to secure mortgage loans with coverage by private mortgage insurers. Mortgage insurance policies from government agencies are also generally non-cancellable, meaning that borrowers are obligated to pay for coverage through the life of their loan, whereas policies from private mortgage insurers are cancellable in certain circumstances as provided by the Homeowners Protection Act (“HOPA”), and under GSE guidelines when the loan-to-value (“LTV”) ratio of an underlying mortgage falls below 80%. Private mortgage insurers also face limited competition from certain local and state housing finance agencies.
Private Mortgage Insurers
The United States private mortgage insurance industry is highly competitive. We compete on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative credit ratings), reputation, strength of management, product features and effective use and ease of technology. There are currently six active mortgage insurers, including us. Private mortgage insurance competitors include Arch Capital Group Ltd., Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (public holding companies of competitors listed). Since 2012, we have maintained between a 12.0% and 20.4% per quarter share of the private mortgage insurance market by per annum NIW, based on data from Inside Mortgage Finance.
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
In general, we may not terminate mortgage insurance coverage except in the event of non-payment of premiums or certain material violations of our mortgage insurance policies. The insured may cancel mortgage insurance coverage at any time at their option or upon mortgage repayment, which is accelerated in the event of a refinancing. However, in the case of loans sold to the GSEs, lender cancellation of a policy not eligible for cancellation under GSE guidelines may be in violation of the GSEs’ respective charters. GSE guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel mortgage insurance coverage upon the borrower’s request when the principal balance of the loan is 80% or less of the property’s current value. In addition to the GSE guidelines, HOPA provides an obligation for lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the LTV ratio reaches 78% of the original value, and also provides that a borrower may request cancellation of their obligation to pay for mortgage insurance when the LTV ratio reaches 80% of the original value. In addition, some states impose their own mortgage insurance notice and cancellation requirements on mortgage loan servicers.
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
Our Mortgage Insurance Portfolio
We believe that our portfolio is of significant scale and aligns with our appetite for risk and return. The majority of our in-force exposures and all of our NIW is considered primary insurance, meaning we insure the loss on each loan up to the coverage amount without any stop loss or deductible for that loss. Our remaining pool exposures are significantly seasoned and represent only 0.1% of total risk in-force (“RIF”).
Our primary insurance portfolio is diversified through time. The distribution of our exposure by book year is influenced by market size opportunities, our commercial strategies and the persistency of our in-force policies. In 2021 and 2020, our portfolio was impacted by low persistency, a large origination market and commercial success in the market. A period of higher persistency in 2022 and 2023 followed, leading to a more balanced concentration of IIF in recent years as the 2023, 2022 and 2021 book years represent 19%, 23% and 27%, respectively, of our primary IIF. Our primary exposures from legacy books originated prior to 2009 continue to resolve in an orderly fashion and represented 2% of both our primary IIF and primary RIF as of December 31, 2023.
We measure the credit characteristics of our portfolio as represented in the original commitment for insurance. We support a growing FTHB segment that generally has little down payment saved for their first home and therefore higher LTV ratios. Generally, a higher LTV ratio has a higher likelihood of claim than a lower LTV loan, absent other mitigating loan characteristics, which we consider in our underwriting and pricing. The weighted average LTV of our IIF as of December 31, 2023 was 93% and the weighted average LTV of our NIW was 93% in 2023 and 92% in 2022.
The credit profile of our portfolio as represented by FICO score remains strong. Generally, a borrower with a higher FICO score has a lower likelihood of claim than one with a lower FICO score. The weighted average FICO score of our IIF as of December 31, 2023 was 744 and the weighted average FICO score of our NIW was 749 in 2023 and 748 in 2022.
Our portfolio is diverse and representative of the United States origination market. We actively monitor our portfolio for concentrations at the state, metropolitan statistical area and metropolitan division level in addition to economic and performance trends in these markets. As of December 31, 2023, our largest state concentration was in California, which represented 13% of primary RIF. Our largest Metropolitan Statistical Area (“MSA”) or Metro Division (“MD”) is the Phoenix, AZ, MSA, which represents 3% of primary RIF.

Customers
Our long-standing industry presence has enabled us to build active customer relationships with over 1,700 mortgage lenders across the United States. Our customers are broadly diversified by size, type and geography and include large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Our largest customer accounted for 19% of total NIW and 10% of our total revenues for the year ended December 31, 2023. No other customer accounted for 10% or more of total revenues or NIW for the year ended December 31, 2023. This customer also accounted for 18% and 14% of our total NIW during the years ended December 31, 2022 and 2021, respectively. No customer accounted for more than 10% of our total revenues and no other customer accounted for more than 10% of NIW for the years ended December 31, 2022 or 2021. Our top five customers generated 33% of our NIW in 2023.
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
We also offer a separate mortgage insurance policy underwritten by our wholly owned subsidiary, Enact Mortgage Insurance Corporation of North Carolina (“EMIC-NC”), to insure primary individually underwritten residential mortgage loans as well as portfolios of residential mortgage loans at or after origination that are not intended for sale to the GSEs. Given that EMIC-NC is not a GSE approved insurer, it is not subject to the requirements mandated by PMIERs. Accordingly, we are able to utilize EMIC-NC in a manner that provides us with greater flexibility with our master policies and in our ability to efficiently use the capital of our subsidiaries, each with customers who retain loans in their own portfolio. We also believe utilizing EMIC-NC in this manner provides us strategic optionality if the private label MBS market increases.
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
Risk Management and Oversight
Strong risk management is a critical part of our business. The Risk Committee of our Board of Directors is responsible for oversight and review of our enterprise risk management policies and related risk profile. We believe our risk management framework is appropriately designed to manage volatility in our business performance and protect our balance sheet. We believe this framework encompasses all major risks to which we are exposed, including credit risk, market risk, insurance risk, housing risk, operational risk, model risk, IT risk, including cybersecurity risk, and any other risk that poses a material threat to the viability of the Company.
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
Our policies are issued through one of two underwriting programs:
Non-Delegated Underwriting
For non-delegated underwriting, customers submit loan files to us, and we individually underwrite each application to determine whether we will insure the loan. We use our mortgage insurance underwriting system to perform our non-delegated underwriting evaluations. Our underwriting staff is dispersed throughout the United States, and we believe this allows us to make prompt, geographically based underwriting determinations across different time zones in a timely manner to best serve our diverse customer base. In addition to our employees, we use domestically based, contract underwriters, as needed, to assist with underwriting capacity and drive efficiency.
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
We also offer a post-closing underwriting review when requested by customers for both non-delegated and delegated loans. Upon satisfactory completion of this review, we agree to waive our right to rescind coverage under certain circumstances. For the years ended December 31, 2023 and 2022, approximately 70% and 71%, respectively, of our NIW by loan count went through our delegated underwriting services.
Pricing
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share, customer relationships and overall value. To appropriately align price and risk, dynamic pricing engines utilize granular pricing models based on a number of loan, borrower, lender and property risk attributes. Our risk-based pricing engine was developed to evaluate returns and volatility under both the PMIERs capital framework and our internal economic capital framework, which is sensitive to economic cycles and current housing market conditions. The model assesses the performance of new business under expected and stress scenarios on an individualized loan basis, which is used to determine pricing and inform our risk selection strategy that optimizes economic value by balancing return and volatility.
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
Our CRT program distributes risk to both highly rated counterparties through our traditional reinsurance program, as well as to insurance-linked note (“ILN”) investors via fully collateralized special purpose reinsurance vehicles. Our traditional reinsurance program utilizes excess-of-loss (“XOL”) and quota share insurance coverage.
Our XOL reinsurance transactions generally cover a subset of loans in a given book year where typically both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception, providing both loss volatility protection and PMIERs capital credit. Each reinsurance treaty has a term of ten years or more and provides a unilateral right to commute prior to the full term, subject to certain performance triggers. We select the type and structure of our CRT transactions based on a variety of factors including, but not limited to, capacity, cost, flexibility, sustainability and diversification. Under our quota share reinsurance agreements, the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses.
Since 2015 and through December 31, 2023, we have executed $5.0 billion of excess of loss transactions across both traditional reinsurance arrangements and ILN transactions and $1.9 billion of ceded RIF through quota share transactions. Our CRT program provided an estimated aggregate of $1.7 billion of PMIERs capital credit as of December 31, 2023.
The Company’s traditional reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by Moody’s, Standard & Poor’s (“S&P”) or A.M. Best Company, Inc. These reinsurers are contractually required to collateralize a portion (typically 20 to 30%) of the reinsurance exposures consistent with PMIERs.
Delinquencies, Loss Management and Claims
The delinquency and claim cycle generally begins with our receipt of a delinquency notice on an insured loan from the related servicer. We consider a loan to be delinquent when it is two or more mortgage payments past due. The incidence of delinquency is affected by a variety of factors, including housing price appreciation or depreciation, unemployment, the level of borrower income, divorce, illness, interest rate levels, general borrower creditworthiness and macroeconomic conditions. See “1A. Risk Factors—Risks Relating to Our Business—A deterioration in economic conditions, a severe recession or a decline in home prices may adversely affect our loss experience.” Delinquencies that are not cured result in a claim.
Our loss mitigation and claims area is led by seasoned personnel who are supported by default tracking and claims processing capabilities within our integrated platform. Our loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. We have granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on our behalf. Moreover, the Consumer Financial Protection Bureau (“CFPB”) servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property, thereby potentially reducing claim amounts. With the COVID-19 pandemic, we experienced unprecedented use of forbearance plans nationwide to assist borrowers including the ability to extend forbearance beyond 12 months. Historically, the use of forbearance plans was limited to 12 months and used for a natural disaster that impacted a region of the country. At the conclusion of the forbearance term, a borrower could either bring the borrower’s loan current, defer any missed payments until the end of their loan, or the loan can be modified through a repayment plan or extension of the mortgage term. Given the relative success of COVID-19 related forbearance plans, the industry has explored expanding forbearance as a loss mitigation strategy. In 2023, the GSEs announced and implemented new loss mitigation programs that allow for six-month payment deferrals for borrowers facing financial hardship.
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
In 2023 and 2022, we settled over half of our claims through the third-party sale or acquisition options due largely to embedded home price appreciation.
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
As of February 29, 2024, EMICO, our principal U.S. mortgage insurance subsidiary, was rated “A-” by S&P, “A3” by Moody’s, “A-” by Fitch Ratings, Inc. (“Fitch”), and “A-” by A.M. Best in terms of financial strength.
Investment Portfolio
The investment portfolios of our insurance subsidiaries are directed by the Enact Investment Committee, a management-level committee, with Genworth serving as the investment manager. Under the terms of our investment management agreement, the Company is charged an investment management fee by Genworth. The total investment expenses paid to Genworth were $5.7 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively. See Note 11 to our audited consolidated financial statements for further information.
The investment portfolio of EHI is directed by a separate management-level EHI Investment Committee with a third-party investment manager. In addition, for certain asset classes, we utilize external asset management. In the future, we may choose to more broadly engage external asset managers. Our senior management team, along with our board of directors, reviews investment performance and strategy on a periodic basis. As of December 31, 2023, the fair value of our investment portfolio was $5.3 billion of fixed maturity assets, of which 98% was rated as investment grade. We also had an additional $616 million of cash and cash equivalents as of December 31, 2023. The primary objectives of managing the investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover our operating expenses and pay future insurance claims. Investment strategies are implemented emphasizing fixed income, low volatility, highly liquid assets to meet expected and unexpected financial obligations while enhancing risk adjusted, after-tax yields. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio.”
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
Human Capital Management and Employees
We take a holistic approach to human capital management, including attracting and retaining talent with comprehensive benefits and compensation packages, providing professional development and learning opportunities, facilitating access to dedicated resources that foster an equitable and inclusive environment and encouraging a sincere commitment to community service and involvement. As of December 31, 2023, we had 465 full-time employees, all of whom work in the United States. Our employee population is made up of 54% women and 28% people of color. Of our employees, 50% work in our Raleigh, North Carolina office and the remaining 50% are in the field, predominantly working in sales and underwriting. We supplement our workforce, as needed, with independent contractors. Our employees and contractors are all equipped to work on a remote basis. None of our employees are represented by a union or subject to a collective servicing agreement and management believes that our relationship with our employees is good.

Some of our key areas of focus include:
•Our compensation package, including salary, incentive bonus and long-term incentives, aligns employee and stockholder interests, as well as rewards our employees for serving all of our current and future customers.
•In addition to a competitive compensation program, we offer our employees benefits such as life and health insurance, paid time off, paid parental leave, childcare subsidies, retirement savings plans, financial planning services, an Employee Assistance Program and a broad fitness reimbursement program to support physical and mental health. Our office building also houses an employee fitness center providing equipment, virtual classes, and massage therapy options on-site.
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
•Our employee-led Diversity, Equity & Inclusion Council helps to build an inclusive culture through company-wide events, participation in our recruitment efforts and by educating our employees on the experiences and perspectives of others. We continue to focus on building a pipeline of talent to create more opportunities for workplace diversity and to support greater representation within our Company. In addition to our internally focused efforts, we have a number of employee-led externally focused diversity, equity and inclusion initiatives.
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
•We celebrate our talent by showcasing employee achievements and expertise in industry publications, at events and conferences, and on social media. Enact was recognized as an award winner by external organizations on five occasions throughout 2023.
As the severity of COVID-19 started to unfold at the beginning of 2020, our response included the implementation of policies to protect our employees. In early March 2020, we closed our offices and implemented a complete work from home policy through March 2022, as well as providing additional financial, health and wellness resources. We instituted a return to office plan in March 2022 that continues to operate as a hybrid working model for a majority of our Raleigh-based employees.
Regulation
General
Our insurance operations are generally subject to extensive oversight and a wide variety of laws and regulations. State insurance laws and regulations govern most aspects of our insurance business and are enforced by the insurance departments of each jurisdiction in which our insurers are licensed, with the North Carolina Department of Insurance (“NCDOI”) being the lead regulator for our North Carolina domiciled insurers. Our insurance products and business also are affected by federal, state and local laws, including tax laws. Our Bermuda domiciled insurer, Enact Re, is subject to Bermuda law and is subject to regulation by the Bermuda Monetary Authority (“BMA”).

The primary purpose of the U.S. and Bermudian insurance laws and regulations regulating our insurance business is to protect our insureds, not our stockholders. These laws and regulations are regularly re-examined by insurance regulators and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.
Insurance and other regulatory authorities (including state law enforcement agencies and attorneys general and the BMA) may make inquiries regarding compliance with insurance, securities and other laws and regulations, and we cooperate with such inquiries and take corrective action when warranted.
Insurance Company Regulation
Our insurance subsidiaries are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but state insurance laws and regulations generally grant both broad and specific regulatory powers to agencies or officials to examine the affairs of our insurance subsidiaries and to enforce statutes and administrative rules or exercise discretion affecting almost every aspect of their businesses. For example, state insurance laws and regulations typically govern the financial condition of insurers, including standards for solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance, requirements for capital adequacy, and the business conduct of insurers, including marketing, sales practices and claims handling. State insurance laws and regulations also usually require the licensing of insurers and agents, and the approval of policy forms and rates. In addition, states may require actuarial justification of rates on the basis of the insurer’s loss experience, expenses and future projections. Enact Re is subject to a similar Bermudian regulatory regime.
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
Our U.S. domiciled insurance subsidiaries’ payment of dividends or other distributions to our holding company is regulated by the state insurance laws and regulations of their respective domiciliary states. Our insurance subsidiaries must deliver notice to the Commissioner of any dividend or distribution within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid.
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
Enact Re’s payment of dividends and distributions is subject to Bermudian law and oversight by the BMA.
National Association of Insurance Commissioners
The NAIC’s mandate is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual. However, model insurance laws and regulations are only effective when adopted by the states, and NAIC Statutory Accounting Principles (“SAP”) may be superseded by individual state laws, regulations and permitted practices. Changes to the NAIC Accounting Manual or modifications by the various state insurance departments may affect the statutory capital and surplus of our insurance subsidiaries.
The NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act requires an insurance holding company to regularly, and no less than annually, assess the adequacy of our insurance subsidiaries’ risk management framework and current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level report annually to the lead state commissioner.
Examinations
State insurance laws and regulations govern the marketplace for U.S. domiciled insurers, affecting the form and content of disclosure to insureds, advertising, sales and underwriting practices and complaint and claims handling, and these provisions are generally enforced through periodic or target market conduct examinations. State insurance departments may conduct periodic or target detailed examinations of the books, records, accounts and business practices of insurers licensed in their states. These examinations are sometimes conducted in cooperation with insurance departments of multiple other states or jurisdictions representing each of the NAIC zones, under guidelines promulgated by the NAIC.
Accounting Principles
State insurance regulators developed SAP as a basis of accounting used to monitor and regulate the solvency of insurers. Since insurance regulators are primarily concerned with ensuring an insurer’s ability to pay its current and future obligations to policyholders, statutory accounting conservatively values the assets and liabilities of insurers, generally in accordance with standards specified by such insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and are generally adopted by regulators in the various state jurisdictions. Due to differences in methodology between SAP and United States generally accepted accounting principles (“U.S. GAAP”), the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are often materially different from those reflected in financial statements prepared under SAP. Enact Re abides by Bermudian statutory accounting.
Market Conduct
State insurance laws and regulations govern the marketplace activities of insurers, affecting the form and content of disclosure to consumers, advertising, product replacement, sales and underwriting practices and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations. Our insurance subsidiaries are not currently undergoing market conduct reviews in any states or other jurisdictions.
Investments
State insurance laws and regulations require diversification of our insurance subsidiaries’ investment portfolio and limit the proportion of, or in some cases totally prohibit, investments our insurance subsidiaries may hold in different asset categories. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for assessing an insurer’s solvency unless a waiver is given by the insurer’s domestic insurance regulator, and, in some instances, regulations require divestiture of such non-complying investments. We believe our insurance subsidiaries’ investments are in compliance with these state insurance laws and regulations or are subject to any applicable waivers. Enact Re’s investments are in compliance with Bermudian law.

Capital and Surplus Requirements
Insurance regulators have the discretionary authority, in connection with maintaining the licensing of our insurance subsidiaries, to limit or restrict insurers from issuing new policies, or to take other actions, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or reserves, or is in a hazardous financial condition. We seek to maintain new business and capital management strategies to support meeting related regulatory requirements. Enact Re is subject to Bermuda’s capital regime.
Mortgage Guaranty Insurance Capital and Surplus Requirements. Mortgage guaranty insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements, but certain states impose other forms of capital requirements on mortgage guaranty insurers, requiring maintenance of a risk-to-capital (“RTC”) ratio not to exceed 25:1. Policyholder position is defined as surplus as regards policyholders plus contingency reserves, less ceded reinsurance. In this Annual Report, we show policyholder position as statutory capital.
In August 2023, the NAIC adopted amendments to the Mortgage Guaranty Insurance Model Act (the “MGI Model”) and is in the process of making conforming revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance. The revisions to the MGI Model are extensive, including with respect to the risk concentration limits, capital and reserve requirements, reinsurance, underwriting practices and quality assurance. At this time, we cannot predict (i) which states, if any, may adopt the MGI Model; (ii) the effect changes in the MGI Model may have on the mortgage guaranty insurance market generally, or on our business specifically; (iii) the additional costs associated with compliance with any such changes; or (iv) any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted and what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
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
In May 2022, the Group Capital Calculation Working Group of the NAIC adopted the 2022 GCC Instructions and Template, which is used by a number of states, including Delaware and Virginia, for year end 2022 filings. The GCC also adopted guidance for insurance regulators to use in reviewing GCC submissions in the form of changes to the NAIC Financial Analysis Handbook. It is unclear how the development of group capital measures by the NAIC will interact with existing capital requirements for U.S. insurance companies.
Reserves
State insurance laws and regulations require our U.S. mortgage insurance subsidiaries to establish a special statutory contingency reserve reflected in their statutory financial statements to provide for payable claims and other expenses and purposes in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) 10 years after which such amounts can be released into surplus or (ii) when loss ratios exceed 35% in which case, the amount above 35% can be released under certain circumstances, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This deferral of premiums into the contingency reserve limits our mortgage insurance subsidiaries’ ability to pay dividends to stockholders until those contingency reserves are released back into surplus. Our mortgage insurance subsidiaries’ statutory contingency reserve was approximately $3,960 million and $3,551 million as of December 31, 2023 and 2022, respectively.
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
Agency Qualification Requirements
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. Effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. On September 27, 2018, the GSEs issued revisions to the PMIERs, which became effective March 31, 2019. The PMIERs aim to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation, among others. In addition, the PMIERs require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. As of December 31, 2023, we met the PMIERs financial and operational requirements and currently hold capital in excess of the financial requirements.
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
In September 2020, subsequent to the issuance of our 2025 Senior Notes, the GSEs imposed incremental restrictions (“GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the consummation of our IPO, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions (“GSE Conditions”) were met. These conditions included required upgrades in EMICO’s ratings, certain liquidity requirements, restrictions on debt issuance and the use of proceeds from our debt, and limitations on dividends and distributions. EMICO was also required to maintain 115% of PMIERs Minimum Required Assets through 2021, 120% during 2022 and 125% thereafter.
EMICO maintained the requisite ratings for two consecutive quarters prior to the end of 2022. Beginning in 2023, we are no longer subject to the GSE Restrictions and Conditions.
As of December 31, 2023, we had estimated available assets of $5,006 million against $3,119 million net required assets under PMIERs compared to available assets of $5,206 million against $3,156 million net required assets as of December 31, 2022. The sufficiency ratio as of December 31, 2023, was 161% or $1,887 million above the published PMIERs requirements, compared to 165% or $2,050 million above the published PMIERs requirements as of December 31, 2022. Sufficiency was above the requirements imposed by the incremental GSE Restrictions that required us to maintain a PMIERs sufficiency ratio of 120% in 2022 and 115% in 2021.
In addition, our PMIERs required assets as of December 31, 2023, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans.

Other Federal Regulation
We and other private mortgage insurers are impacted by federal regulation of residential mortgage transactions with respect to mortgage originators and lenders, purchasers of mortgage loans such as Fannie Mae and Freddie Mac and governmental insurers such as the FHA and the VA. Mortgage origination and servicing transactions are subject to compliance with various state and federal laws, including the Real Estate Settlement Procedures Act of 1974 (“RESPA”), HOPA, Fair Credit Reporting Act (“FCRA”), the Fair Housing Act, the Truth In Lending Act, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Act and others, including those discussed in this section. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of insurance, govern the circumstances under which companies may obtain and use consumer credit information, and provide for other consumer protections. Additionally, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material effect on private mortgage insurers. For example, in December 2020, the Federal Housing Finance Agency (“FHFA”) promulgated the Enterprise Capital Framework that imposes a new capital framework on the GSEs, including risk-based and leverage capital requirements and buffers in excess of regulatory minimums that can be drawn down in periods of financial stress. This rule is part of the process to potentially end the conservatorships of the GSEs. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements.
Federal Laws
RESPA applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance is considered a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes us from providing services to mortgage lenders or other settlement service providers free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. On April 3, 2020, the CFPB, the National Credit Union Administration, the Federal Banking Agencies and the Conference of State Bank Supervisors issued a joint statement to clarify existing flexibility in the mortgage servicing rules that services can use to help consumers during the COVID-19 emergency, including those applicable to mortgage forbearance options under the CARES Act. The joint statement addressed flexibility around required notices from servicers and the existing requirements related to continuity of contact and reasonable diligence steps required when the forbearance ends. This guidance could reduce claims and mitigate losses but may also contribute to delays in foreclosure and have an adverse impact on resolution of claims with respect to the servicing of mortgage loans covered by our insurance policies.
The CARES Act provided financial assistance for businesses and individuals and targeted regulatory relief for financial institutions. Among many other things, for up to 120 days after the termination date of the national emergency concerning COVID-19 declared by the Trump Administration on March 13, 2020 under the National Emergencies Act, the CARES Act required mortgage servicers to provide up to 180 days of forbearance for borrowers with a federally backed mortgage loan who asserted they had experienced a financial hardship related to COVID-19. The forbearance could be extended for an additional 180 days, up to a year in total, or shortened at the request of the borrower. In addition, on February 25, 2021, the FHFA announced that borrowers with a mortgage backed by the GSEs who were in an active COVID-19 forbearance plan as of February 28, 2021, could request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. In addition, the CARES Act provided that furnishers of credit reporting information, including servicers, should report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abided by the terms of the accommodation. Many servicers updated and improved their reporting to private mortgage insurers for when a loan is covered by forbearance. The Biden Administration ended the national emergency for COVID-19 in April 2023, so the deadline for requesting a COVID-19 related forbearance under the CARES Act ended in August of 2023.
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
ATR and QM Rules
In addition to the QM rules discussed above, the Dodd-Frank Act separately granted statutory authority to the United States Department of Housing and Urban Development (“HUD”) (for FHA-insured loans), the VA (for VA-guaranteed loans), the United States Department of Agriculture (“USDA”) and Rural Housing Service (“RHS”) to develop their own definitions of a QM in consultation with the CFPB. In December 2013, HUD adopted a separate definition of a QM for loans insured by the FHA. HUD’s QM definition is less restrictive than the CFPB QM Rule in certain respects. To the extent that other government agencies guaranteeing residential mortgage loans may adopt definitions of a QM that are more favorable to lenders and mortgage holders than the CFPB QM Rule, our mortgage insurance business could also be negatively impacted.
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
Basel III
Since 1988, the Basel Committee has worked to develop international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued Basel II, which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities (including in bank regulation, the standards for a prudentially underwritten mortgage, with 50% risk weighting for high loan-to-value mortgages covered with mortgage insurance). Following the financial crisis of 2008, the Basel Committee issued Basel III that established RBC and leverage capital requirements for most United States banking organizations (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019).
In 2013, the US federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan to value mortgages. More recently, in July of 2023, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. Under the proposed rule, commercial banks with total assets greater than $100 billion would no longer receive the 50% capital relief for high loan-to-value portfolio loans with mortgage insurance. If adopted as proposed, this rule could decrease the demand for mortgage insurance. The federal banking regulators are currently in the review process, and it remains unclear whether there will be changes to the final rule ahead of its planned implementation in 2025.
Privacy of Consumer Information and Cybersecurity
Federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about policies and practices relating to the collection, use, disclosure, security, and confidentiality of their personally identifiable information. Additionally, there are federal and state obligations to notify regulators and consumers in the event of certain data breaches affecting personal information.
Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulations regarding these subjects and the privacy and security of nonpublic personal information, confidential business information, information security systems, and vendors and other third parties that may have access to sensitive data or systems. Furthermore, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent United States companies’ data breaches. The Federal Trade Commission, the DOJ, the New York State Department of Financial

Services (“NYDFS”), the SEC and the NAIC have undertaken various studies, reports and actions regarding privacy and data security for entities under their respective supervision. Several states have recently enacted new privacy and information security requirements and new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees.
The GLB Act and the FCRA impose privacy and information security requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and creditworthiness information, respectively, and limitations on the use and sharing of such information. The GLB Act requires administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of nonpublic personal information, and the FCRA imposes similar information security requirements regarding the protection of creditworthiness information. The FCRA limits an entity’s ability to disclose creditworthiness information to affiliates and nonaffiliates unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure, and it limits an entity’s ability to use creditworthiness information except for certain authorized purposes. The GLB Act limits a financial institution’s disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met, and the consumer does not elect to prevent or “opt out” of the disclosure. The GLB Act requires that financial institutions provide privacy notices to their customers. With respect to our business, the GLB Act is enforced by the CFPB and state insurance regulators, and the FCRA is enforced by the CFPB. CFPB regulations implement certain sections of the GLB Act regarding privacy and information security, and state insurance regulations also implement certain sections of the GLB Act regarding privacy and information security, including requirements to notify individuals regarding certain data security incidents that affect their nonpublic personal information. Certain states have implemented certain requirements of the GLB Act, including North Carolina through the Consumer and Customer Information Privacy Act.
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
The California Consumer Privacy Act of 2018 (the “CCPA”) was amended significantly by the California Privacy Rights Act of 2020 (“CPRA”). The CCPA, as amended by the CPRA, grants California residents the right to know what information a business has collected about them and the sourcing and sharing of that information, as well as the right to access and correct their personal information, and (subject to certain exemptions) the right to have a business delete their personal information. The CPRA created the California Privacy Protection Agency to enforce the CCPA and to promulgate regulations thereunder, imposed additional obligations regarding the privacy notice and service provider contracts, created new requirements around the protection of sensitive personal information and eliminated certain exemptions for personal information collected in employment or business-to-business contexts. The majority of the CPRA provisions went into effect on January 1, 2023. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of certain personal information not subject to an exemption as a result of failure to maintain reasonable security procedures and practices.
Virginia, Colorado, Connecticut, and Utah enacted comprehensive data privacy laws that went into effect in 2023. These laws generally impose similar requirements as the CCPA but do not apply to employee or contractor data or business-to-business information. Each of these laws has entity-wide exemptions for financial institutions subject to the GLB Act. Additionally, other states have enacted privacy laws that will become effective in 2024 and beyond. Adapting our data privacy practices to forthcoming applicable laws and regulations may increase our compliance costs and increase the risk of noncompliance. Cybersecurity continues to be an area of significant and increasing focus of legislatures and regulators. The NYDFS amended its cybersecurity regulation effective November 1, 2023, which, along with subsequent guidance, requires all banks, insurance companies, and other financial services institutions and licensees regulated by the NYDFS, including several of our subsidiaries, to establish a cybersecurity program. The NYDFS cybersecurity regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, training, encryption of nonpublic information, data management, system testing and regulator notification in the event of certain cybersecurity events. The amendments expand requirements for notification to the NYDFS of cybersecurity events and expand technical requirements around system penetration testing, vulnerability assessments, risk assessments and audits. The amendments also add new requirements related to cybersecurity plans and expand cybersecurity governance requirements, among other things. We are required to file an annual certification of compliance with the NYDFS regarding our cybersecurity program.
In addition, the NAIC’s Insurance Data Security Model Law establishes model standards for states to adopt regarding data security and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYDFS cybersecurity regulation discussed above. As with all NAIC model laws, this Insurance Data Security Model Law must be adopted by a state before becoming law in such state. A version of the Insurance Data Security Model Law has been adopted by over twenty states. North Carolina has not adopted a version of the Insurance Data Security Model Law. We anticipate that more states will begin adopting the Insurance Data Security Model Law, sometimes with state-specific modifications, in the near term, although it is not yet an accreditation standard. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurance companies, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.
As noted above, state governments, Congress, and federal and state agencies may consider and enact additional legislation or promulgate regulations governing privacy, cybersecurity, and data breach reporting requirements. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business practices, results of operations or financial condition.
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
The information found on our website is not incorporated by reference into this report or in any other report or document we submit to the SEC, and any references to our website are intended to be inactive textual references only.

Item 1A. Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023.
Summary of Risk Factors
Risks Relating to Our Business
•If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
•A deterioration in economic conditions, a severe recession or a decline in home prices may adversely affect our loss experience.
•The longer loans remain delinquent in our inventory, including as a result of COVID-19 related policies, the greater the likelihood that claim severity increases.
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
•If we are unable to effectively manage risks in our investment portfolio, it could adversely affect our business, results of operations and financial condition.
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
•Changes in regulations that adversely affect the insurance markets in which we operate could affect our operations significantly and could reduce the demand for our products.
Risks Relating to Our Continuing Relationship with Genworth
•Genworth has the ability to exert significant influence over us and our corporate decisions.
•The terms of our arrangements with Genworth may be more favorable than we will be able to obtain from an unaffiliated third party.
•We could be affected by issues affecting Genworth in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.
•Genworth’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.
Risks Relating to Taxation
•Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.
•We are jointly and severally liable for any U.S. federal income taxes owed by the Genworth Consolidated Group for taxable periods in which we are a member of the group.
•If we leave the Genworth Consolidated Group, we may be required to potentially pay more income tax in the future.
General Risk Factors
•We are a holding company, and a large majority of our assets are the equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.
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
•Risks related to emerging and changing technology, including artificial intelligence, could impact our results of operations or financial condition.
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

Risks Relating to Our Business
If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. PMIERs has since been amended on several occasions, including as a result of COVID-19.
The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high LTV mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us and also have broad discretion to interpret PMIERs, any of which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.” The amount of capital that EMICO may be required in the future to maintain the “Minimum Required Assets” as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the FHFA; (ii) the future performance of the housing market; (iii) our generation of earnings in our business, “Available Assets” and “Minimum Required Assets,” reducing RIF and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs may be higher than currently anticipated. In the absence of a premium increase for new business, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) our ability to complete CRT transactions on our anticipated terms and timetable, which, as applicable, are subject to market conditions, third-party approvals and other actions (including approval by the GSEs), and other factors that are outside of our control and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through these transactions. See “—CRT transactions may not be available, affordable or adequate to protect us against losses.” The GSEs may amend or waive PMIERs at their discretion, and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.”
Our assessment of PMIERs compliance is based on a number of factors, including our understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe we have sufficient capital as required under PMIERs and we remain an approved insurer, there can be no assurance these conditions will continue. The GSEs require EMICO not to exceed a maximum ratio of RIF to statutory capital (“RTC ratio”) of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit for reinsurance and other CRT transactions available under PMIERs indicated in their approval letters. There can be no assurance we will continue to meet the conditions contained in the GSE letters approving credit for reinsurance and other CRT transactions against PMIERs financial requirements. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs. If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, whether because the GSEs amend them or the GSEs’

interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
Additionally, compliance with PMIERs requires us to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services and entering into inter-company agreements, among others. PMIERs’ prior approval requirements could prohibit, materially modify or delay us in our intended course of action. The GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance coverage for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our business, results of operations and financial condition. It is possible the GSEs could, in their own discretion, require additional limitations and/or conditions on our activities and practices that are not currently in PMIERs for us to remain an approved insurer.
In September 2020, subsequent to the issuance of our $750 million aggregate principal amount of Senior Notes due 2025, the GSEs imposed certain additional restrictions with respect to capital on our business. In the first quarter of 2023, the GSEs confirmed that these additional restrictions or conditions are no longer applicable to us.
Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business and may adversely impact our competitive position and our business, the ability of our subsidiaries to pay dividends and our ability to pay down debts.
A deterioration in economic conditions, a severe recession or a decline in home prices may adversely affect our loss experience.
Losses in our mortgage insurance business generally result from events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. Rising unemployment rates and deterioration in economic conditions across the United States or in specific regional economies generally increase the likelihood of borrower defaults and can also adversely affect housing values, which increases our risk of loss.
Uncertainty in the economy persisted through 2023. During 2022, an imbalance in supply and demand, supply-chain disruptions and a tightening labor market led to 40-year high inflation in the United States. To combat persistent high inflation, the U.S. Federal Reserve tightened monetary policy throughout 2022 and 2023, which has led to elevated interest rates. This is coupled with continued geopolitical uncertainty, including with conflicts in Ukraine and the Middle East. Variability in consumer confidence due in part to high inflation and elevated interest rates, along with developments related to the U.S. federal debt ceiling, continue to create a backdrop of uncertainty in the overall macroeconomic environment. Some economists still predict a recession in 2024. Economic conditions, including unemployment rates and housing values, may also be adversely affected by the current or anticipated impact of climate change, including any regulations intended to address it. These circumstances could lead to an increase in defaults and losses within our portfolio.
Unfavorable economic conditions, such as those described above, could also impact home prices. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. In addition, declines in home values may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. Recent home price appreciation coupled with high interest rates has placed pressure on affordability. Housing supply remains depressed as homeowners are reluctant to sell their house and pay significantly higher mortgage rates for a new one. We saw a steady rise in such home prices from 2016 through 2019 and steep rise in home prices in 2020 and 2021. Following some home price decline in the latter half of 2022, we saw continued home price growth through 2023. We could experience a higher frequency and severity of defaults on more recent vintages should home values decline in 2024 or subsequent years. Any of these events may have a material adverse effect on our business, results of operations and financial condition.
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
The longer loans remain delinquent in our inventory, including as a result of COVID-19 related policies, the greater the likelihood that claim severity increases.
Mortgage forbearance programs and any delays in foreclosure processes could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes declines during such delays. If we experience an increase in the number or the cost of delinquencies or losses that are higher than expected, including as a result of borrowers’ exit from forbearance programs upon such borrowers reaching the maximum term of forbearance, our business, results of operations and financial condition could be adversely affected.
In response to the COVID-19 pandemic, the federal government and the GSEs offered programs to support borrowers through economic hardship including mortgage payment forbearance options and foreclosure and eviction moratoriums. The pandemic initially resulted in a material increase in new defaults as borrowers failed to make timely payments on their mortgages, primarily as a result of these forbearance programs. These delinquencies have largely cured at rates favorable to our expectations. However, there is still uncertainty as to the timing and ultimate severity of the COVID-19-related delinquencies that remain. Though the ability to take advantage of COVID-19-specific forbearance for new delinquencies ended in 2023, we have seen limited claims emerge from this population of loans. Further, in March 2023, the GSEs announced new loss mitigation programs that would allow for six-month payment deferrals for borrowers facing financial hardship, including hardship unrelated to COVID-19. As a result of the continued availability of forbearance and lack of foreclosure experience, the impact this will have on our business, results of operations and financial condition remains uncertain. If we experience an increase in claim severity resulting in claim amounts that are higher than expected, our business, results of operations and financial condition could be adversely affected.
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
In addition, sudden and/or unexpected deterioration of economic conditions may cause our estimates of loss reserves to be materially understated. Our results of operations, financial condition and liquidity could be adversely impacted if, and to the extent, our actual losses are greater than our loss and IBNR reserves.
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
We employ models to, among other uses, price our mortgage insurance products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. The models require accurate data, including financial statements, credit reports or other financial information, and reliance on inaccurate data could result in unexpected losses, reputational damage or other effects that could have a material adverse effect on our business, results of operations and financial condition. For example, as a result of the COVID-19 State of Emergency, there was a suspension on reporting of certain adverse credit events to credit reporting bureaus as a result of the CARES Act, and many servicers delayed reporting further until they had further guidance from the GSEs. This could cause current credit reporting metrics in our models to not be representative of borrowers’ current credit. Additionally, there are proposals to change the credit score landscape including the implementation of FICO 10T, changes to credit modeling from the GSEs and the elimination of medical debt from credit reporting. These proposals could limit comparability to historical data used in our models and lead to inaccurate results. In addition, if any of our models contain programming or other errors, are ineffective, use data provided by third parties that is incorrect, or if we are unable to obtain relevant data from third parties, our processes could be negatively affected. The models may prove to be less predictive than we expect for a variety of reasons, including economic conditions that develop differently than we forecast, unique conditions for which we do not have good historical comparators, unexpected economic and unemployment conditions that arise, changes in the law or in the PMIERs, issues arising in the construction, implementation, interpretation or use of the models or other programs, the use of inaccurate assumptions or use of short-term financial metrics that do not reveal long-term trends. The limitations of our models may be material and could lead us to make wrong or sub-optimal decisions in aspects of our business, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, from time to time we seek to improve our actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. The associated input data, assumptions and calculations, and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms, or implement model changes under time constraints. These risks are exacerbated when the process for assumption changes strains our overall governance and timing around our financial reporting. We intend to continue developing our modeling capabilities. During or after the implementation of these enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. For example, in the future we may either use additional or more granular information we expect to receive through enhancements in our reserving model or we may employ more simplified reserving approaches. Either approach may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated product pricing and reserve levels, which in turn could have a material adverse effect on our business, results of operations and financial condition.
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
There are currently six active mortgage insurers in the United States, including us. Price remains a leading competitive driver. We monitor various competitive, risk and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. We have and may again in the future reduce certain of our rates, which may reduce our premium yield (net premiums earned divided by the average IIF) over time as older mortgage insurance coverage with higher premium rates run off and new mortgage insurance coverage with lower premium rates are written. In addition, as a result of the current macroeconomic environment, we have implemented pricing changes that we believe align our risk and return profile.
By mid-2019, the use of opaque, proprietary risk-based pricing models became widespread in the mortgage insurance industry. As opposed to traditional rate card pricing, mortgage insurance premium rates in these risk-based plans are visible only to customers and cannot be seen by competitors. In addition, our customers use of technology solutions to deliver rate quotes from mortgage insurers has placed an additional emphasis on price, including emerging tools that provide the ability to automate the selection of a mortgage insurance provider based on price alone. These factors may result in mortgage insurance companies responding aggressively resulting in further lowering of premiums. However, risk-based plans are designed to also allow mortgage insurers to price risk more effectively and provide the ability to manage the credit risk, mix of refinance versus purchase business and geographic makeup of their NIW.
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
Today, the FHFA and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. Among other things, FHFA (i) directed the GSEs to submit Equitable Housing Plans to identify and address barriers to sustainable housing opportunities, including the GSEs' goals and action plans to advance equity in housing finance; (ii) lifted the 50 basis point adverse market fee applicable to most refinance loans; (iii) directed the GSEs to expand their streamlined refinance programs; and (iv) directed the GSEs to make permanent desktop appraisals by incorporating the practice into their Selling Guides, which originally was a temporary practice implemented in light of COVID-19. The FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans in 2022. The plans included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. These initiatives are under-way, and we will continue to work with the FHFA, the GSEs, and the broader housing finance industry as initiatives are implemented.
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
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs’ mortgage credit risk to the private sector; however, the timing of these goals could change. This mandate builds upon the goals set in recent years for the GSEs to increase the role of private capital by experimenting with different forms of transactions and structures. We participate in these CRT programs developed by Fannie Mae and Freddie Mac. The GSEs have in the past piloted and may in the future attempt to launch alternative products or transactions that compete with private mortgage insurance. To the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative CRT products that are developed to meet the goals established by the FHFA. In addition, the Enterprise Capital Framework that was promulgated on December 17, 2020 may impact the CRT programs developed by Fannie Mae and Freddie Mac and/or the role of private mortgage insurance as credit enhancement by potentially accelerating the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments, beyond private mortgage insurance.
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
There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance we write. These alternatives include:
•originating mortgages that consist of two simultaneous loans, known as “simultaneous seconds,” comprising a first mortgage with an LTV ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with an LTV ratio of more than 80%;
•using government mortgage insurance programs;
•holding mortgages in the lenders’ own loan portfolios and self-insuring;
•using programs, such as those offered by Fannie Mae and Freddie Mac, requiring lower mortgage insurance coverage levels;
•originating and securitizing loans in MBS whose underlying mortgages are not insured with private mortgage insurance, or which are structured so that the risk of default lies with the investor, rather than a private mortgage insurer; and
•using risk-sharing insurance programs, credit default swaps or similar instruments, instead of private mortgage insurance, to transfer credit risk on mortgages.
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
Additionally, we compete with the FHA and the VA, as well as certain local-and state-level housing finance agencies. Separately, the GSEs compete with us through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry. Those motives may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements or costs of capital that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned enterprise or GSE in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively. This could have a material adverse effect on our business, results of operations and financial condition. See “—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.”
Changes in the composition of our business or undue concentration by customer or geographic region may adversely affect us by increasing our exposure to loss of business or adverse performance of a small segment of our portfolio.
In 2023, our largest customer accounted for approximately 19% of our total NIW and 10% of total revenues. Our top five customers generated approximately 33% of our NIW in 2023. Changes in our ability to attract and retain a diverse customer base and avoid undue concentration by geographic region or customer may adversely affect our business, results of operations and financial condition.
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
We cannot be certain that any loss of business from significant customers, or any single customer, would be replaced by business from other customers, existing or new. As a result of market conditions or changed regulatory requirements, our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength, ratings, mechanisms of credit enhancements or other factors.
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
Our performance is highly dependent on our ability to manage risks that arise from day-to-day business activities, including underwriting, claims processing, administration and servicing, execution of our investment strategy, actuarial estimates and calculations, financial and tax reporting and other activities, many of which are very complex. This also includes risks that may arise from diversification efforts and new business ventures, which may expose us to new risks that we do not understand or cannot fully mitigate.
We seek to monitor and control our exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes and other mechanisms. However, the occurrence of unforeseen events, or the occurrence of events of a greater magnitude than expected, including those arising from inadequate or ineffective controls, a failure in processes, procedures or systems implemented by us or a failure on the part of employees upon which we rely, may have a material adverse effect on our business, results of operations and financial condition. In addition, a failure from a third-party vendor providing agreed upon products or services to the specifications required, may pose a risk to our business.
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
Rising interest rates generally reduce the volume of new mortgage originations and refinances. A decline in the volume of new or refinance mortgage originations would have an adverse effect on our NIW, which may in turn decrease our earned premiums. While the terms of recent vintages of adjustable-rate mortgages (“ARMs”) have changed to limit the frequency and severity of payment shocks, rising interest rates also can increase the monthly mortgage payments for homeowners with insured loans that have ARMs that could have the effect of increasing default rates on ARM loans. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan. The significant increases in mortgage rates during 2022 and 2023, driven, in part, by monetary and fiscal policies designed at combating continued inflationary pressures, caused a decline in the mortgage insurance market, which reduced our NIW for the year. This has effectively eliminated the refinance market and affordability pressures from both higher rates and recent home price appreciation have strained the purchase market as well. This impact is offset by higher persistency on our existing insured loans since the prevailing market interest rate is above the loan interest rate of substantially all of our portfolio. We expect this trend to continue into early 2024 as rates remain elevated, but the ultimate impact on our premium and future NIW is difficult to predict.
Declining interest rates historically increase the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering existing loans. Declining interest rates can contribute to home price appreciation, which may provide borrowers with the option of cancelling mortgage insurance coverage earlier than we anticipate when we price that coverage. In addition, during 2020 and 2021, as a result of the low interest rate environment, our business experienced a decline in primary persistency rates. Lower primary persistency rates can result in reduced IIF and earned premiums, which could have a significant adverse impact on our results of operations.
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
Specifically, as our outstanding debt matures, we may face challenges in refinancing or extending the debt on favorable terms. Unfavorable market conditions, changes in our financial position or changes to our ratings could limit our ability to refinance, potentially impacting liquidity.
Additionally, the implementation of any further CRT transactions or other transactions with third parties to provide additional capital depends on a number of factors, including but not limited to: market conditions, necessary third-party approvals (including approval by regulators and the GSEs) and other factors that are outside of our control. Therefore, we cannot be sure we will be able to successfully implement these actions on the timetable and terms acceptable to us or at all or achieve the anticipated benefits. We also cannot be sure we will be able to meet any additional capital requirements imposed by regulators or the GSEs. See “—CRT transactions may not be available, affordable or adequate to protect us against losses” and “—If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
In order to preserve certain tax benefits it obtains from consolidation, Genworth is expected to hold at least 80% of our common stock. Thus, our ability to raise additional capital by issuing stock to third parties will be limited. See “—Genworth's continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.”
CRT transactions may not be available, affordable or adequate to protect us against losses.
As part of our overall risk and capital management strategy, we use CRT transactions which enable our mortgage insurance business to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our PMIERs and other regulatory RTC measurements and manage risk to within our anticipated tolerance level. See “Business—Credit Risk Transfer.”
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
Our financial strength ratings are relatively consistent with our competitors. However, any assigned financial strength rating that is below our peers, a downgrade in our financial strength ratings, or the announcement of a potential downgrade could hinder our competitiveness in the marketplace and could have a material adverse impact on our business, results of operations and financial condition in many ways, including: (i) increasing scrutiny of us and our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW or, in the most severe case, the cessation of writing new business altogether, or limiting the business opportunities we are presented with and (ii) requiring us to reduce the premiums that we charge for mortgage insurance or introduce new products and services in order to remain competitive. Further, our relationships with our customers may be adversely affected by the ratings assigned to Genworth or its other operating subsidiaries, which may be impacted by factors such as any risk or perceived risk regarding Genworth’s liquidity and its (or its affiliates) ability to meet obligations as they become due, and which could have a material adverse effect on our business, results of operations and financial condition. See “—We could be affected by issues affecting Genworth in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.”
Further, a rating is based on information furnished by us or obtained by the relevant rating agency from its own sources and is subject to revision, suspension or withdrawal by the rating agency at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control and any anticipated positive changes in ratings may never develop or be realized.
If we are unable to effectively manage risks in our investment portfolio, it could adversely affect our business, results of operations and financial condition.
Income from our investment portfolio is a source of cash to support our operations and make claims payments. If we or our investment managers improperly structure our investments to meet those future liabilities or we have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity, we may be unable to meet those obligations. Our investments and investment policies are subject to state insurance laws, which results in our portfolio being predominantly limited to highly rated fixed maturity securities. Despite this, our investment portfolio is subject to credit risks that could lead to realized losses. As interest rates have risen, this has led to a significant increase in unrealized losses in our investment portfolio. While we have the intent and ability to hold those securities until maturity, changing conditions requiring the sale of these investments could adversely affect our business, results of operations, financial condition and liquidity. See “—Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business, results of operations and financial condition.”
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
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our mortgage insurance policies require insureds and their servicers to timely submit premium and monthly IIF and delinquency reports and to use commercially reasonable efforts to limit and mitigate loss when a loan is delinquent. If a servicer were to experience adverse effects to its business, such servicer could experience delays in its reporting and premium payment requirements. Without reliable, consistent third-party servicing, we may be unable to receive and process payments on insured loans and/or properly recognize and establish reserves on loans when a delinquency exists or occurs but is not reported to us. In addition, if these servicers fail to limit and mitigate losses when appropriate, our losses may unexpectedly increase. The current economic environment may significantly impair the financial condition and liquidity of mortgage servicers who are required to advance principal, interest and tax payments to mortgage investors during borrower mortgage forbearance periods.
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
Inadequate staffing levels or significant transfers of business between servicers could lead to disruptions in the servicing of mortgage loans, which in turn may contribute to a rise in delinquencies and could have a material adverse effect on our business, results of operations and financial condition. High delinquency rates could also strain the resources of servicers, reducing their ability to undertake mitigation efforts that would help limit losses.
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
We enter into agreements with our customers that commit us to insure loans made by them using our pre-established guidelines for delegated underwriting. Delegated underwriting represented 70% and 71% of our total NIW by loan count for the years ended December 31, 2023 and 2022, respectively. Once we accept a customer into our delegated underwriting program, we generally insure a loan originated by that customer without validating the accuracy of the data submitted by the customer, investigating the loan file for fraud, or confirming that the customer followed our pre-established guidelines for delegated underwriting. Under this program, a customer could commit us to insure a material number of loans that would fail our pre-established guidelines for delegated underwriting but pass our model and certain gating criteria before we discover the problem and terminate that customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of our master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that our customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.
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
•an increase in home mortgage interest rates;
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
In addition, a significant percentage of the premiums we earn each year are renewal premiums from mortgage insurance coverage written in previous years. We estimate that approximately 92% of our gross premiums earned for the year ended December 31, 2023 were renewal premiums compared to approximately 90% and 84% for the years ended December 31, 2022 and 2021, respectively. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors generally permit a borrower to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Furthermore, HOPA provides a right for a borrower, so long as the borrower meets other criteria, to request cancellation of private mortgage insurance from their lender either on the date the LTV ratio of the mortgage is first scheduled to reach 80% of its original value or the date on which the LTV ratio of the mortgage reaches 80% of the original value based on actual payments. Likewise, under HOPA, there is an obligation for lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the LTV ratio reaches 78% of the original value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:
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
Our persistency rates on primary mortgage insurance were 85%, 80% and 62% for the years ended December 31, 2023, 2022 and 2021, respectively. Elevated persistency in 2023 and 2022 was primarily a result of the rising rate environment in response to inflationary pressures. A decrease in persistency generally would reduce the amount of our IIF and could have a material adverse effect on our business, results of operations and financial condition. However, higher persistency on certain higher risk products could have a material adverse effect if claims generated by such products remain elevated or increase.

We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and adversely affect our business, results of operations and financial condition.
We retain confidential customer information, proprietary information and other data in our information systems, and our information systems may be vulnerable to cybersecurity incidents, such as attacks by malicious actors or breaches due to human error, malfeasance, or other cybersecurity incidents. Such incidents could potentially result in the unauthorized access, disclosure, misappropriation, alteration, or deletion of information in our systems, including personally identifiable information and proprietary business information. In addition, an increasing number of states require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a cybersecurity incident results in the inappropriate disclosure of personally identifiable information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although none of these breaches has had a material effect on our business, operations or reputation as of the date of this Annual Report. Any compromise of the security of our information systems or those of our customers and third-party service providers that results in inappropriate access to, or disclosure of, personally identifiable consumer information could damage our reputation in the marketplace, deter lenders from purchasing our mortgage insurance, subject us to significant civil and criminal liability or regulatory enforcement actions and require us to incur significant technical, legal and other expenses. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. While the Company carries cyber insurance, it cannot be certain that coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to the Company on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to sensitive information, which could include personally identifiable information or other data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers to lose trust in us, all of which could be costly and have an adverse effect on our business, results of operations and financial condition. Regulatory agencies or business partners may institute more stringent data protection requirements or certifications than those that we are currently subject to, which may increase compliance costs and, if we cannot comply with those standards in a timely manner, we may lose the ability to sell our products or process transactions containing payment information. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put consumer information at risk and could in turn harm our reputation, our business, results of operations and financial condition.
Risks Relating to Regulatory Matters
Our business is extensively regulated and changes in regulation may reduce our profitability and limit our growth.
Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our U.S. business, and our U.S. domiciled insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Enact Re is subject to Bermudian law and is regulated by the BMA. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to conduct business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines, injunctions and other sanctions that could have a material adverse effect on our business, results of operations and financial condition. In addition, the nature and extent of regulation could materially change, which may result in additional costs associated with compliance with any such changes, or changes to our operations that may be necessary to comply, any of which may have a material adverse effect on our business.
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
We are required by certain states and other regulators to maintain certain RTC ratios and other capital standards. The statutory capital adequacy ratio for our U.S. mortgage insurers is known as the RTC ratio, of which the numerator consists of RIF and the denominator consists of the sum of (i) statutory surplus and (ii) the statutory contingency reserve. In addition, PMIERs include financial requirements for mortgage insurers to do business with the GSEs under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The failure of our insurance subsidiaries to meet their regulatory requirements, including the current PMIERs financial requirements on our principal operating subsidiary, could limit our ability to write new business.
If we fail to maintain the required minimum capital level in a state where we write business, we would generally be required to immediately stop writing new business in the state until we re-establish the required level of capital or receive a waiver of the requirement from the state’s insurance regulator, or until we have established an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2023 and December 31, 2022, our combined RTC ratio was approximately 11.6:1 and 12.8:1, respectively. Should we exceed required RTC levels in the future, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained. Enact Re could suffer similar restrictions if it breached Bermudian capital requirements.
Further, the financial strength ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts, statutory contingency reserve amounts (if applicable) and capital adequacy ratios. In any particular year, statutory surplus amounts, statutory contingency reserve amounts, and the RTC ratio may increase or decrease depending on a variety of factors, most of which are outside of our control, including, but not limited to, the following:
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
Enact Re is subject to Bermudian capital regulation, and its inability to comply with minimum capital standards could have a material adverse effect on our results of operations, financial condition and business.
Changes in regulations that adversely affect the insurance markets in which we operate could affect our operations significantly and could reduce the demand for our products.
In addition to the general regulatory risks that are described under “—Our business is extensively regulated and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations, particularly those that relate to our mortgage insurance operations.
Federal and state regulations affect the scope of our competitors’ operations, which influences the size of the mortgage insurance market and the intensity of the competition. This competition includes not only other private mortgage insurers, but also federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, such as the reduction implemented in 2023, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts the GSEs will purchase or guarantee, increases in GSE fees or decreases in the maximum LTV ratio for loans the GSEs will purchase can also reduce demand for private mortgage insurance. See “—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.” Legislative, regulatory and administrative changes could cause demand for private mortgage insurance to decrease.
Additionally, effective in 2021, the FHFA enacted the Enterprise Capital Framework, which imposes a capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial distress. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until the applicable compliance date. Compliance with the Enterprise Capital Framework, other than the requirements to maintain a PCCBA and a PLBA, is required on the later of (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. FHFA contemplates that the compliance dates for the PCCBA and the PLBA will be the date of termination of the conservatorship of a GSE. The Enterprise Capital Framework’s Advanced Approaches requirements will be delayed until the later of (i) January 1, 2025 and (ii) any later compliance date provided by a transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on CRT transactions as compared to the previous framework. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements. If the GSEs increase their guarantee pricing in order to meet the higher capital requirements, that increase could have a negative impact on the private mortgage insurance market and our business. Furthermore, higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market size for private mortgage insurance. This rule could also accelerate the recent diversification of the GSEs’ risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact our business.
As a credit enhancement provider in the residential mortgage lending industry, we are also subject to compliance with or otherwise impacted by various federal and state consumer protection and insurance laws, including RESPA, the Fair Housing Act of 1968 (the “Fair Housing Act”), HOPA, FCRA and others. Among other things, these laws: (i) prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees, or payments for services not actually performed; (ii) require cancellation of insurance and refund of unearned premiums under certain circumstances; and (iii) govern the circumstances under which companies may obtain and use consumer credit information. Changes in these laws or regulations, changes in the appropriate regulator’s interpretation of these laws or regulations or heightened enforcement activity could materially adversely affect our business, results of operations and financial condition.
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
Basel III
Since 1988, the Basel Committee has worked to develop international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued Basel II, which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities (including in bank regulation, the standards for a prudentially underwritten mortgage, with 50% risk weighting for high loan-to-value mortgages covered with mortgage insurance). Following the financial crisis of 2008, the Basel Committee issued Basel III that established RBC and leverage capital requirements for most United States banking organizations (although banking organizations with less than $10 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019).
If further revisions to the Basel III Rules increase the capital requirements of banking organizations with respect to the residential mortgages we insure or do not provide sufficiently favorable treatment for the use of mortgage insurance purchased in respect of a bank’s origination and securitization activities, it could adversely affect the demand for mortgage insurance. In 2013, the US federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan to value mortgages. More recently, in July of 2023, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. Under the proposed rule, commercial banks with total assets greater than $100 billion would no longer receive the 50% capital relief for high loan-to-value portfolio loans with mortgage insurance. If adopted as proposed, this rule could decrease the demand for mortgage insurance. The federal banking regulators are currently in the review process and it remains unclear whether there will be changes to the final rule ahead of its planned implementation in 2025.
Risks Relating to Our Continuing Relationship with Genworth
Genworth has the ability to exert significant influence over us and our corporate decisions.
Genworth continues to beneficially own at least 80% of our common stock. As a result, Genworth controls all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Genworth may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Genworth’s high ownership percentage risk may also impact our stock price as price volatility may be greater if the public float and trading volume of shares of our common stock are low.
Also, Genworth may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. However, any dividends or other capital transactions must be approved by our Independent Capital Committee, which is composed entirely of independent directors. We also have entered into a registration rights agreement with Genworth, which will give Genworth a right, subject to certain conditions, to require us to register the sale of our common stock beneficially owned by Genworth.
So long as Genworth continues to beneficially own more than 50% of our outstanding common stock, Genworth will have certain rights, including the right to nominate the majority of our directors. Certain of these directors may also be officers or employees of Genworth or certain of Genworth’s other subsidiaries. Because of their current or former positions with Genworth or certain of Genworth’s other subsidiaries, these directors, as well as a number of our officers, own substantial amounts of Genworth’s common stock and options to purchase Genworth’s common stock. Ownership interests of our directors or officers in Genworth’s common stock, or service of certain of our directors as officers of Genworth or certain of Genworth’s other subsidiaries, may create, or may create the appearance of, conflicts of interest when such director or officer is faced with a decision that could have different implications for the two companies. For example, potential conflicts could arise regarding the desirability of acquisition opportunities, business plans, employee retention or recruiting, capital management or our dividend policy.
In addition, we have entered into agreements with Genworth and its subsidiaries that provide a framework for our ongoing relationship, including a Master Agreement, a registration rights agreement, a Shared Services Agreement, an intellectual property cross license agreement and a transitional trademark license agreement. Disagreements regarding the rights and obligations of Genworth or certain of Genworth’s other subsidiaries or us under each of these agreements or any renegotiation of their terms could create conflicts of interest for certain of these directors and officers, as well as actual disputes that may be resolved in a manner unfavorable to us and our other stockholders. Interruptions to or problems with services provided under the Shared Services Agreement could result in conflicts between us and Genworth or certain of Genworth’s other subsidiaries that increase our costs both for the processing of business and the potential remediation of disputes. Although we believe these agreements contain commercially reasonable terms, the terms of these agreements may later prove not to be in the best interests of our future stockholders or may contain terms less favorable than those we could obtain from third parties. In addition, certain of our officers negotiating these agreements may appear to have conflicts of interest as a result of their ownership of Genworth’s common stock and holdings of Genworth’s equity awards.
The terms of our arrangements with Genworth may be more favorable than we will be able to obtain from an unaffiliated third party.
Genworth or certain of Genworth’s other subsidiaries currently perform or support many important corporate functions for our operations, including but not limited to, investment management, information technology services and certain administrative services (such as finance, human resources and employee benefit administration). Our Shared Services Agreement with Genworth provides us continued access to certain of these services. We negotiated these arrangements with Genworth or certain of Genworth’s other subsidiaries in the context of a parent-subsidiary relationship. We cannot assure you that these services will be sustained at the same levels or that we would be able to replace such services in a timely manner or on comparable terms.
Specific services provided under the Shared Services Agreement may be terminated by either party for convenience with at least one hundred eighty (180) days’ prior written notice to the other party. If Genworth or certain of Genworth’s other subsidiaries cease to provide services pursuant to the terms of our existing agreements, our costs of procuring services from third parties may increase. As a standalone company, we may be unable to obtain such goods and services at comparable prices or on terms as favorable as those provided by Genworth, either of which could adversely affect our business, results of operations or financial condition. Other agreements with Genworth or certain of Genworth’s other subsidiaries also govern the relationship between us and Genworth or certain of Genworth’s other subsidiaries and provide for the allocation of certain expenses. They also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties. These operational risks could have a material adverse effect on our business, results of operations and financial condition.
We could be affected by issues affecting Genworth in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.
We remain a part of Genworth’s family of businesses. Therefore, our customers, third-party service providers, credit providers and other persons may continue to associate us with Genworth’s reputation and services, as well as its capital base and financial strength. Genworth has historically had substantial leverage and depends on us as a source of liquidity.
Genworth continues to pursue its overall strategy with a focus on improving business performance and increasing financial and strategic flexibility across the organization. Genworth’s strategy includes further strengthening its United States life insurance businesses, driving long-term shareholder value and advancing its senior care growth initiatives. While Genworth has been successful in reducing its financial leverage, it cannot be sure it will be able to successfully execute on its strategic plans to effectively address its business challenges, including as a result of:
•an inability to achieve anticipated business performance and financial results from its growth initiatives;

•an inability to attract buyers for any businesses or other assets Genworth may seek to sell, or securities it may seek to issue, in each case, in a timely manner and on anticipated terms;
•an inability to increase the capital needed in Genworth’s businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required;
•a failure to obtain any required regulatory, stockholder, noteholder approvals and/or other third-party approvals or consents for such alternative strategic plans;
•Genworth’s challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated;
•an inability to achieve anticipated cost-savings in a timely manner; and
•adverse tax or accounting charges.
Additionally, we may be subject to reputational harm if Genworth or any of its affiliates, previously, or in the future, among other things, becomes subject to litigation or otherwise damages its reputation or business prospects. Any of these events could adversely affect our business, results of operations and financial condition.
Genworth’s challenges in its long-term care insurance business, or other financial or operational difficulties, may also be attributed to us by investors and may have an adverse effect on the perception of our common stock as an investment. Additionally, any downgrade or negative outlook of Genworth’s ratings may negatively impact our ratings by certain ratings agencies whose rating protocols and group rating methodologies require adverse ratings actions in cases of parent or sister company rating downgrades or adverse rating actions. A downgrade in our ratings may adversely affect our relationship with current and potential customers as well as our ability to write new business and access capital on favorable terms. See “—Adverse rating agency actions may result in a loss of business and adversely affect our business, results of operations and financial condition.”
Genworth as of December 31, 2023 had $856 million of long-term borrowings outstanding, excluding the amount held by EHI. Because we are not responsible for Genworth’s indebtedness and we are currently predominately capitalized and funded independently of Genworth, if Genworth is unable to raise sufficient proceeds to satisfy its obligations as they become due, or Genworth were to default on its outstanding indebtedness, or Genworth were to become subject to insolvency or other similar proceedings, we would not expect such events to result directly in an event of default or an insolvency event for us. However, any such event or the risk (or perceived risk) that any such proceedings could involve us, could negatively affect our ratings, our reputation, our business, our liquidity and results of operations, and could therefore have a negative effect on our ability to repay our own indebtedness, including the 2025 Senior Notes, or otherwise could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
Genworth’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.
We currently join in the filing of a United States consolidated income tax return of which Genworth is the common parent (the “Genworth Consolidated Group”) with our other insurance and non-insurance affiliates. As a consequence, we will pay Genworth our share of the consolidated income tax liability when we have taxable income or receive benefit for losses we contribute and which are utilized to the Genworth Consolidated Group.
Genworth and certain of its non-insurance subsidiaries expect to incur material federal income tax deductions in the future, primarily related to interest expense on third-party debt and expenses in respect of stewardship with respect to the enterprise and subsidiary operations. If we were to cease to be a member of the Genworth Consolidated Group, our income could no longer offset tax losses of other members of the Genworth Consolidated Group, and the Genworth Consolidated Group may not have sufficient taxable income from other operations to fully absorb the anticipated tax deductions of Genworth and its non-insurance subsidiaries, reducing the value of such tax deductions to Genworth. Given that Genworth expects to incur federal income tax deductions for the foreseeable future, Genworth may find it beneficial to retain at least 80% ownership of our common stock for the foreseeable future.
As a condition to us remaining a member of the Genworth Consolidated Group, Genworth generally must continue to own an amount of our stock which possesses at least 80% of the total voting power of our stock and has a value equal to at least 80% of the total value of our stock. For these purposes, the term “stock” does not include any stock that (i) is not entitled to vote; (ii) is limited and preferred as to dividends and does not participate in corporate growth to any significant extent; (iii) has redemption and liquidation rights which do not exceed the issue price of such stock (except for a reasonable redemption or liquidation premium) and (iv) is not convertible into another class of stock. Accordingly, while we will have the ability to raise additional capital through certain preferred stock or other means, we will be limited in our ability to raise additional capital by issuing common stock to third parties without leaving Genworth’s consolidated group, which Genworth may not permit. We may also be limited pursuant to restrictions imposed by insurance regulators, GSEs and any limitations under intercompany agreements. This limitation on our ability to raise additional capital through the issuance of common stock could have a material adverse impact on our business, results of operations and financial condition.
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
On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act (“IRA”) which, among other things, implemented a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income and imposed a 1% excise tax on corporate stock repurchases. The effective date of these provisions was January 1, 2023. The enactment of the CAMT did not have a material impact on our financial statements for the year ended December 31, 2023 as we were not an applicable corporation in 2023. Excise tax incurred on our share repurchases is recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense, and it did not have a material impact on our financial statements for the year ended December 31, 2023. There was no other

U.S. federal income tax-related legislation or administrative guidance issued in 2022 or 2023 that had a significant impact on our results of operations or financial condition.
We are jointly and severally liable for any U.S. federal income taxes owed by the Genworth Consolidated Group for taxable periods in which we are a member of the group.
We are currently a member of the Genworth Consolidated Group. As a result, we are jointly and severally liable for the U.S. federal income taxes owed by the group for periods in which we are a member of the group. Accordingly, for any taxable periods for which we are included in the Genworth Consolidated Group for U.S. federal income tax purposes, we could be liable in the event that any income tax liability was incurred but was not discharged by Genworth or any other member of the group. Genworth, however, will be responsible for any taxes for which we are jointly and severally liable solely by reason of filing a combined, consolidated or unitary return with Genworth under the Tax Allocation Agreement.
If we leave the Genworth Consolidated Group, we may be required to potentially pay more income tax in the future.
We are currently a member of the Genworth Consolidated Group, and we expect to continue to be a member as long as Genworth continues to own an amount of our stock which possesses at least 80% of the total voting power of our stock, and it has a value equal to at least 80% of the total value of our stock. See “—Genworth’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties”. Genworth may cease to own such amount of stock in the future and in that event, we would cease to be a member of the Genworth Consolidated Group.
In the event we were to cease being a member of the Genworth Consolidated Group, we and Genworth would be subject to the application of the “unified loss rules,” which may require us to pay more income tax in the future. Subject to certain exceptions, if Genworth has higher tax basis in our shares than the fair market value of our shares at the time we left the Genworth Consolidated Group, these rules could require us to reduce certain of our tax attributes, including the tax basis in our assets. If such reduction occurred, we could be required to pay more income tax in the future. Genworth could, at such time, elect to reduce its tax basis in our shares at such time to prevent such attribute reduction, although Genworth has not committed to do so.
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
General Risk Factors
We are a holding company, and a large majority of our assets are the equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.
We are a holding company with limited direct business operations. Our primary subsidiaries are insurance companies that own a large majority of our assets and conduct substantially all of our operations. Dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings. Our subsidiaries may not be able to, or may not be permitted by regulators to, pay dividends or make distributions to enable us to meet our obligations. Each subsidiary is a distinct legal entity, which may be subject to legal and contractual restrictions that may also limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of these obligations, or if a subsidiary is unable or unwilling to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, incurring debt (including convertible or exchangeable debt), selling assets or issuing equity.
The payment of dividends and other distributions by our insurance subsidiaries is dependent on, among other things, their financial condition and operating performance, corporate law restrictions, insurance laws and regulations and maintaining adequate capital to meet the requirements mandated by PMIERs. In general, dividends and distributions are required to be submitted to an insurer’s domiciliary department of insurance for review. In addition, insurance regulators may prohibit the payment of dividends and distributions, or other payments by the insurance subsidiaries (such as a payment under an agreement or for employee or other services, including expense reimbursements) if they determine that such payment could be adverse to policyholders. Courts typically grant regulators significant deference when considering challenges of an insurance company to a determination by insurance regulators to grant or withhold approvals with respect to dividends and other distributions. Accordingly, there can be no assurances that insurance regulators will approve payment of a dividend or distribution or other transfers of assets to us by our insurance subsidiaries.
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
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Additionally, in order to comply with new accounting guidance or disclosure requirements from our regulators, we are required to interpret the rules, develop new processes and potentially generate new data, which could expose us to incremental risk. Any material weaknesses in internal control over financial reporting or any other failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our share price.
We may suffer losses in connection with litigation, regulatory proceedings or other actions.
From time to time, we may become subject to various legal and regulatory proceedings related to our business. Litigation and regulatory proceedings may result in financial losses and harm our reputation. We face the risk of litigation and regulatory proceedings or other actions in the ordinary course of operating our business, including class action lawsuits. We may also be subject to litigation arising out of our general business activities such as our contractual and employment relationships. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. A substantial legal liability or injunction or a significant regulatory action against us could have a material adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory proceeding or other action, we could suffer significant reputational harm and incur significant legal expenses and such litigation may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to attract, on-board, retain and motivate qualified employees or senior management, our business, results of operations and financial condition may be adversely impacted.
Our success is largely dependent on our ability to attract, on-board, retain and motivate qualified employees and senior management. We face intense competition in our industry and local job market for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance, information technology and other professionals. Furthermore, should work arrangements, such as a remote work environment, become more flexible and commonplace, our ability to compete for qualified employees could be further challenged. Remote work has expanded competition among employers and may put us at a disadvantage if we are unable or unwilling to implement certain of these policies. We cannot be sure we will be able to on-board, attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on business, results of operations and financial condition. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
Managing key employee succession and retention is also critical to our success. We would be adversely affected if we fail to plan adequately for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans, including retention programs, designed to retain our employees, our succession plans may not operate effectively, and our compensation plans cannot guarantee that the services of our employees will continue to be available to us.
We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.
We rely on third-party vendors to provide unique or cost-efficient products or services. We rely on the controls and risk management processes of these third parties. While we have certain contractual protections and perform third-party vendor due diligence procedures, there is no assurance that third-party vendors will provide accurate and complete information to us, meet their obligations on a timely basis or adhere to the provisions of our agreements. Additionally, if a third-party vendor is unable to source and maintain a capable work force or supply Enact with contractors during times of peak volume, then we may be unable to satisfy our customer requirements. In addition, some third-party vendors may provide unique services and the loss of those services may be difficult to replace. Any of the above scenarios could lead to reputational damage, which could result in a material adverse effect on our business, results of operations and financial condition.
Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our business, results of operations and financial condition.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our customers and other third-party service providers through which we share and receive information, including the submission of new mortgage insurance applications. We also rely on these systems throughout our business for a variety of functions, including processing claims, providing information to customers, performing actuarial analyses and maintaining financial records. Despite the implementation of security controls and back-up measures, our computer systems and those of our customers and third-party service providers have been and may be in the future vulnerable to system failures, physical or electronic intrusions, computer malware or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.
Technology continues to expand and plays an ever-increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats, there can be no assurance that our information security will detect and protect information assets from these ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Further, cybersecurity threats have continued to grow in sophistication, in part through the deployment of artificial intelligence technologies. Confidentiality, integrity, security and availability of information are essential to maintaining our reputation and ability to conduct our operations. Although we have implemented controls and continue to train our employees, a cybersecurity event could still occur that would cause damage to our reputation with our customers and other stakeholders and could have a material adverse effect on our business, results of operations and financial condition. See “—We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and adversely affect our business, results of operations and financial condition.”
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
Risks related to emerging and changing technology, including artificial intelligence, could impact our results of operations or financial condition.
Our future success depends, in part, on our ability to anticipate and respond effectively to the risk of, and the opportunity presented by, digital disruption and other technology change. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotic process automation, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new technologies or data analytics solutions as quickly as our competitors, or if our competitors develop more cost-effective technologies, data analytics solutions or other product offerings, we could experience a material adverse effect on our operating results, customer relationships, growth and compliance programs.
Poor implementation of new technologies, including artificial intelligence, by us or our third-party service providers, could subject us to additional risks we do not understand or cannot adequately mitigate, which could have an impact our results of operations and financial condition.
The occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change, could materially adversely affect our business, results of operations and financial condition.
We are exposed to various risks arising out of natural and man-made disasters and public health emergencies, including earthquakes, hurricanes, floods, wildfires, tornadoes, other extreme weather events, acts of terrorism, military actions (including international activity that impacts the United States’ economy, such as the current geopolitical unrest in Ukraine and the Middle East) and pandemics, similar to COVID-19. The frequency and severity of extreme weather events and natural disasters may be increased by the effects of climate change, which is resulting in an increase in average global temperatures and rising sea levels. While mortgage insurance does not cover property damage, a natural or man-made disaster or public health emergency, such as a pandemic, could disrupt our computer systems and our ability to conduct or process business (including as a result of widespread absences of our employees) as well as lead to higher delinquency rates as borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as mortgage payments on loans insured under our mortgage insurance coverage. A natural or man-made disaster or a public health emergency could trigger an economic downturn in the areas directly or indirectly affected by the disaster. While it is uncertain the extent to which such events may impact our business, the consequences of these events and actions taken by governmental authorities, the GSEs, our customers or others in connection therewith could lead to disruption of the economy, which may erode consumer and investor confidence levels or lead to increased volatility in the financial and housing markets. These consequences could, among other things, result in an adverse effect on home prices in those areas or higher unemployment, which could result in increased loss experience. A natural or man-made disaster or a pandemic/public health emergency could also disrupt public and private infrastructure, including communications and financial services, any of which could disrupt our normal business operations, and could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities or the value of the underlying collateral of structured securities.
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
In 2022, we announced the initiation of a quarterly dividend for our common shareholders as well as a Stock Repurchase Plan that allows for repurchases of our common stock. We announced an additional share repurchase authorization in 2023. Our ability to return capital to our shareholders is dependent on our business results and the macroeconomic environment and may be materially and adversely affected by the risk factors discussed herein. Although we anticipate continuing to pay quarterly dividends to our shareholders, future dividend payments and share repurchase authorizations are subject to review and approval by our Board of Directors after considering, among other factors, economic and regulatory constraints, current risks to the Company, and subsidiary performance. In addition, future dividend payments or other means of returning capital to our shareholders are also subject to approval by Genworth, compliance with the terms of our debt agreements and applicable laws and regulations. Our ability to repurchase stock may also be restricted by our limited public float and relationship with Genworth. See “— Genworth’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.”

As a result, no assurance can be given that we will be able to continue to pay dividends to our shareholders, repurchase our common stock, or return capital through other means, in the future or that the level of any future return of capital will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Assessment and Strategy
Our approach towards cybersecurity follows our enterprise risk management framework. Through this process our management identifies risks to achieving our strategy and objectives; assesses, manages, controls and monitors those risks; and communicates results, including elevation of those risks to the Risk Committee of the Board of Directors, where applicable.
We employ a multi-layered approach to data security and data privacy. This approach begins with our information security program, which leverages National Institute of Standards and Technology, SP 800-53. Our program includes policies and standards that delineate requirements for the implementation and on-going maintenance of our information systems as well as security responsibilities for all personnel. We review these policies and standards periodically and update as needed. We have processes to oversee the maintenance and enforcement of our information security policies and educate personnel on their responsibilities. We maintain a “defense-in-depth” model, which employs multiple layers of protection for the Company. Among other things, we perform external and internal risk assessments, penetration testing, vulnerability scanning, secure code development and monthly security awareness training (including phishing awareness tests) for all personnel.
The monitoring and surveillance procedures over our key systems and IT environments are performed jointly with Genworth. Potential threats are evaluated, correlated and escalated to the extent appropriate. Incidents that are subject to escalation are initially evaluated by a team of IT security personnel led by our Chief Information Security Officer. If the incident is sufficiently severe, it will trigger our cybersecurity incident response plan, which is carried out by a cross-functional team of professionals who ultimately report findings and suggest action plans to our senior leadership team and Genworth. In accordance with the plan, we assess, contain and eradicate the threat and notify relevant external parties. We engage with third parties to assist with the research and evaluation, if deemed necessary.
We also consider cybersecurity threats with respect to third party service providers. Third parties who hold sensitive data are subject to our risk assessment process and vendor management due diligence procedures, which include an evaluation of cybersecurity risk.
We have not identified any risks from cybersecurity incidents or threats that have materially affected our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. Additional information on cybersecurity risks we face can be found in “Item 1A Risk Factors” of this Annual Report.
Cybersecurity Governance
The Chief Information Security Officer, who is primarily responsible for our cybersecurity strategy and assessing and managing risks from cybersecurity threats, works together with our Chief Information Officer, Chief Risk Officer and compliance organization, as well as other functions, in administering our information security program in a manner that satisfies applicable legal and regulatory requirements. The Chief Information Security Officer has over 18 years of experience in information security, technology audit, and technology operations and includes the design, implementation, and maintenance of greenfield cybersecurity programs for regulated specialty insurance and software-as-a-service companies. The

Chief Information Security Officer has a master’s degree in information technology with a specialization in cybersecurity augmented with professional designations including the Amazon Web Services (“AWS”) Certified Solutions Architect Associate, AWS Certified Security - Specialty, Global Information Assurance Certification (“GIAC”) Cloud Security Automation, GIAC Certified Intrusion Analyst, GIAC Penetration Tester, GIAC Web Application Penetration Tester, and Certified Information Systems Security Professional. The Chief Information Security Officer receives reports on potential cybersecurity threats from throughout the business on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Further, our team strives to stay current with respect to cybersecurity threats through training and investing in the relevant tools. Our Chief Information Security Officer, Chief Information Officer and Chief Risk Officer provide regular updates and reports to our senior leaders.
The Risk Committee of our Board of Directors, in coordination with our management risk committee, has primary responsibility for overseeing cybersecurity, information technology and information security systems, processes, policies and risk management and the effectiveness of security controls. At least quarterly, the Risk Committee meets with management and reviews reports related to the status of our information technology related risks, which includes information such as the status of our environment, employee education, penetration testing, server patching, systems availability, as well as debriefs of Company cybersecurity tabletop exercises, director education sessions on a variety of topics concerning cybersecurity, and annual assessment. The Committee also reviews the Chief Compliance Officer’s quarterly report, which includes information regarding certain data security incidents that meet the risk criteria for inclusion in the report. Management also keeps the Committee apprised of changes in the threat landscape, such as new projects or strategies that may involve cybersecurity risks, evolving trends, and cyber incidents that involve our customers and suppliers.
At least annually, we present a cybersecurity report to our full Board of Directors along with semiannual briefings. These sessions may cover, among other topics, the information security organization, material risks, technical threats, information technology security infrastructure, patching and vulnerability management, cybersecurity incidents, an annual cybersecurity tabletop exercise and incident preparedness, supplier management, security awareness training, cybersecurity personnel/staffing and a cybersecurity threat assessment.
Item 2. Properties
We are currently leasing our headquarters in Raleigh, North Carolina, which consists of approximately 130,000 square feet. The lease is set to expire in December 2027. Additionally, we lease a second office in Washington, D.C. consisting of approximately 2,022 square feet. That lease is set to expire in April 2026. We believe our current facilities are adequate for our current needs and that suitable additional or alternative space will be available as and when needed.
Item 3. Legal Proceedings
We are not subject to any pending material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock is listed on the Nasdaq Stock Market under the symbol “ACT.” As of February 26, 2024, we had 5 registered holders of record of our common stock.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2023:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
October 1 - October 31, 2023	294,876	$27.13	294,876	$95,860
November 1 - November 30, 2023	361,285	$27.69	361,285	$85,856
December 1 - December 31, 2023	0	$—	0	$—
Total	656,161	$27.44	656,161	$85,856
_______________
(1) On November 1, 2022, the Company announced authorization to repurchase up to $75 million of its common shares. The authorization has no expiration date. In August 2023, we also announced a new share repurchase authorization which allows for the purchase of an additional $100 million of EHI common stock (also with no expiration date).

Subsequent to year end, the Company purchased 133,307 shares at an average price of $27.75 per share through January 31, 2024.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of an investment in (i) our common shares, (ii) the Russell 2000 Index, (iii) the S&P 500 and (iv) a composite peer group consisting of Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc., and Radian Group Inc, for the period from September 16, 2021 (the date our common shares commenced trading on the Nasdaq Stock Market) through December 31, 2023. We selected the members of this peer group because each is a competitor of ours in the private mortgage insurance industry with a relatively similar market capitalization.

Stock Performance Graph
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
16-SEP-21
31-DEC-21
31-DEC-22
31-DEC-23
ACT
Russell 2000
S&P 500
Peer Group (New)

	September 16, 2021	December 31, 2021	December 31, 2022	December 31, 2023
Enact Holdings, Inc.	$100.00	$106.61	$132.49	$166.54
Russell 2000	$100.00	$100.56	$78.88	$90.78
S&P 500	$100.00	$106.54	$85.82	$106.62
Peer Group	$100.00	$98.97	$90.52	$133.21
Dividends
During the first quarter of 2022, we announced that our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. The inaugural quarterly dividend of $0.14 per share was paid in the second quarter of 2022, followed by payments of regular dividends of $0.14 per share in each quarter through the first quarter of 2023. In the second quarter of 2023, the regular dividend increased to $0.16 per share. In addition to our regular dividends, we paid special cash dividends of $0.71 per share during the fourth quarter of 2023 and $1.12 per share during the fourth quarter of 2022. In February of 2024, we announced our first quarter dividend of $0.16 per share. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividends.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2023, 2022 and 2021 included in Item 8 of this Annual Report. This discussion includes forward-looking statements and involves numerous risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. For factors that could cause such differences refer to the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Future results could differ significantly from the historical results presented in this section. References to EHI, the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
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
We also employ a CRT program to transfer a portion of our risk through traditional XOL and quota share reinsurance arrangements and the issuance of ILNs. In exchange, we cede a negotiated amount of our premiums to the reinsurers and ILN investors that participate in our CRT transactions. Our net premiums earned (i.e., materially, the gross premiums charged less premiums ceded as part of our CRT program) represent the largest source of our revenues. Importantly, our CRT program helps to manage risk in our operating model and spread the risk of loss across our counterparties while also providing capital relief.
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
Seasonality
Consistent with the seasonality of home sales, purchase mortgage origination volumes typically increase in late spring and peak during summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a similar seasonal trend and instead is primarily influenced by interest rates, which can overwhelm typical seasonal trends. Delinquency performance (new delinquency formation and cure behavior) is generally favorable in the first and second quarters of the year. Therefore, we typically experience lower levels of losses resulting from favorable delinquency activity in the first and second quarters, as typically compared to the third and fourth quarters. As a result of delinquencies from COVID-19 and subsequent cure activity, including the impact of forbearance policies on delinquency recognition and performance recent trends may not follow traditional seasonality.
The following table presents our NIW, number of cures and new delinquencies for primary policies, excluding our run-off insurance block with reference properties in Mexico, for the periods indicated:

Seasonality	Three months ended
(Dollar amounts in millions)	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
NIW	$18,823	$17,448	$15,069	$15,145	$13,154	$15,083	$14,391	$10,453
% Change	(12.2)%	(7.3)%	(13.6)%	0.5%	(13.1)%	14.7%	(4.6)%	(27.4)%
Cure Counts	10,860	10,806	9,588	9,024	10,771	9,609	9,778	10,317
% Change	(9.0)%	(0.5)%	(11.3)%	(5.9)%	19.4%	(10.8)%	1.8%	5.5%
New Delinquency Count	8,724	7,847	9,121	10,304	9,599	9,205	11,107	11,706
% Change	5.3%	(10.1)%	16.2%	13.0%	(6.8)%	(4.1)%	20.7%	5.4%
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
Persistency Rate and Business Mix
The percentage of our IIF that remains insured after taking into account annualized cancellations for the period presented is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher or lower persistency rates can have a significant impact on our profitability. The rise of interest rates throughout 2022 and 2023 has significantly increased persistency in the portfolio, but this impact is partially offset by lower NIW.
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
The following table presents the weighted average mortgage interest rate on outstanding primary IIF as of December 31, 2023, excluding our run-off business. Prepayment speeds may be affected by changes in interest rates, among other factors. An increasing interest rate environment generally will reduce refinancing activity and result in lower prepayments. A declining interest rate environment generally will increase refinancing activity and increase prepayments.

Policy Year	Weighted average rate (1)
2008 and prior	5.74%
2009-2015	4.34%
2016	3.94%
2017	4.30%
2018	4.82%
2019	4.25%
2020	3.27%
2021	3.11%
2022	4.89%
2023	6.68%
Total portfolio	4.41%
______________
(1)Average Annual Mortgage Interest Rate weighted by IIF.
In contrast to monthly premium policies, when single premium policies are cancelled by the insured because the loan has been paid off or otherwise, any remaining unearned premiums are earned at cancellation. Although these cancellations reduce IIF, assuming all other factors remain constant, the profitability of our single premium business increases when persistency rates are lower. As of

December 31, 2023 and 2022, single premium policies comprised 10% and 12% of primary IIF, respectively.
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
Credit Risk Transfer
We use CRT transactions to transfer a portion of our risk to third parties, through traditional XOL and quota share reinsurance and the issuance of ILNs. Our CRT program reduces the volatility of our in-force portfolio and provides capital relief under PMIERs. When we enter into a CRT transaction, the reinsurer receives a premium and, in exchange, insures an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums but also provide capital relief under PMIERs in exchange for a negotiated ceded premium rate. Under certain stress scenarios, our incurred losses are also reduced by any incurred losses ceded in accordance with our reinsurance agreements.
Operating Expenses
Our operating expenses include costs related to the acquisition and ongoing maintenance of our insurance contracts, including sales, underwriting and general operating costs. Acquisition expenses are influenced by the amount of our NIW. Acquisition costs that are related directly to the successful acquisition of new insurance policies, such as underwriting expenses, are deferred and amortized over the life of the underlying insurance policies. These deferred acquisition costs are referred to as “DAC.” The ongoing maintenance expenses of our insurance contracts are generally fixed in nature and include costs such as information technology, finance and legal, among others, including costs allocated from Genworth for certain activities on our behalf. See Note 11 to our consolidated financial statements regarding our related party transactions.
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
Loss reserves as of December 31, 2023, were $518 million, a decrease of $1 million since December 31, 2022. In considering the potential sensitivity of the factors underlying management’s best estimate of our loss reserve, it is possible that even a relatively small change in the estimated claim and severity rates could have a significant impact on loss reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period immediately preceding December 31, 2023, a change of 5 percentage points, or 15%, in the average claim rate would change the gross loss reserve amount for such quarter by approximately $75 million. Likewise, a change of 4 percentage points, or a change of 4%, in the average severity rate would change the gross loss reserve amount for such quarter by approximately $19 million.
Investments
Valuation of Fixed Maturity Securities
Our portfolio of fixed maturity securities was valued at $5,266 million as of December 31, 2023, an increase of $381 million from December 31, 2022.
The methodologies, estimates and assumptions used in valuing our fixed maturity securities evolve over time and are subject to different interpretations, all of which can lead to materially different estimates of fair value. Additionally, because the valuation is based on market conditions at a specific point in time, the period-to-period changes in fair value may vary significantly due to changing interest rates, external macroeconomic and credit market conditions. For example, widening credit spreads will generally result in a decrease, while tightening of credit spreads will generally result in an increase in the fair value of our fixed maturity securities. Also, during periods of increasing interest rates, the market values of lower-yielding assets will decline. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for the impact of hypothetical changes in interest rates on our investments portfolio.
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
Allowance for Credit Losses on Available-For-Sale Securities
As of each balance sheet date, we evaluate fixed maturity securities in an unrealized loss position for changes to the allowance for credit losses. Determining the value of the unrealized losses is dependent on the same methodologies and assumptions used in our valuation of fixed maturity securities. We also consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. There is no recorded allowance for credit losses on available-for-sale securities as of December 31, 2023.
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
Unearned premium was $149 million as of December 31, 2023, a decrease of $53 million compared to December 31, 2022. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates, persistency and our market share, all of which could impact new insurance written. For example, a decline in primary new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $4 million in the first full year. Likewise, if primary persistency rates declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $96 million during the first full year, partially offset by higher policy cancellations in our single premium products. These reductions in earned premiums could be potentially offset by lower reserves due to policies no longer being in-force.

Trends and Conditions
Macroeconomic environment. During 2023, the United States economy faced uncertainty due to continued but lessening inflationary pressure, the geopolitical environment and persistent concerns around a possible recession.
Inflationary pressures have moderated in 2023, with the Bureau of Labor Statistics reporting in December that the Consumer Price Index was down to 3.4% year-over-year. The Federal Reserve has taken an aggressive approach towards addressing inflation through interest rate increases and a reduction of its balance sheet. The Federal Reserve raised rates four times in 2023 following seven interest rate increases in 2022. Mortgage rates continued to rise and reached more than 20-year highs during 2023.
Mortgage origination activity remained slow during 2023 in response to elevated mortgage rates and sustained low housing supply. Housing affordability continued to deteriorate due to high interest rates and elevated home prices, only marginally offset by rising median family income according to the National Association of Realtors Housing Affordability Index. National housing prices rose modestly throughout 2023, according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate was 3.7% as of December 2023 compared to 3.5% in December 2022. As of December 31, 2023, the number of unemployed Americans stands at approximately 6.3 million and the number of long term unemployed over 26 weeks was approximately 1.2 million. Both metrics remain relatively in line with February 2020 levels.
Forbearance and loss mitigation programs. For mortgages insured by the federal government, including those purchased by Fannie Mae and Freddie Mac, COVID-19 forbearance allowed borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. However, the Biden Administration ended the national emergency for COVID-19 in April 2023, so the deadline for requesting a COVID-19 related forbearance under the CARES Act ended in August of 2023. The GSEs retired their COVID-19 servicing-related policies including with respect to forbearance in November 2023 and reverted to standard forbearance policies as a loss mitigation option for borrowers that meet general hardship and program guidelines.
Further, in March 2023, the GSEs announced new loss mitigation programs that allow for six-month payment deferrals for borrowers facing financial hardship. Servicers were encouraged to start evaluating borrowers for the new mitigation programs as early as July 1, 2023, but no later than October 1, 2023. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend foreclosure timelines, which could negatively impact the severity of loss on loans that go to claim.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. As of December 31, 2023, approximately 1.2%, or 11,536, of our active primary policies were reported in a forbearance plan, of which approximately 31% were reported as delinquent.
The full impact of COVID-19 and its ancillary economic effects on our future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan still may not be known for several quarters or longer. We continue to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies related to COVID-19 have declined, it is possible that ancillary economic effects of COVID-19 could have an adverse impact on our future results of operations and financial condition.

Regulatory developments. The FHFA and the GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. In June 2022, the FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans. In April 2023, FHFA announced updates to Fannie Mae and Freddie Mac’s Equitable Housing Finance Plans which build upon the inaugural plans first announced in 2022 and make adjustments based on initial research and findings. The proposals included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. We will continue to work with the FHFA, the GSEs, and the broader housing finance industry as these proposals develop and to the extent they are implemented. We cannot predict whether or when any new practices or programs will be implemented under the GSEs’ Equitable Housing Finance Plans or other affordability initiatives, and if so in what form, nor can we predict what effect, if any, such practices or programs may have on our business, results of operations or financial condition.
Private mortgage insurance market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products.
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
The upfront fees were eliminated for certain first-time home buyers with income at or below area median income and certain other GSE affordable housing products. The fee reductions went into effect in the fourth quarter of 2022, while the new fees on cash-out refinance loans began on February 1, 2023. We have seen a limited impact from these price changes on the private mortgage insurance market. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. The FHFA has announced preliminary implementation expectations, but this is expected to be a multiple year process that will require system and process updates along with coordination across stakeholders of the industry.
In January 2023, the FHFA announced additional updates to its upfront fee structure and a recalibration and reformatting of their entire pricing matrix. The changes marked the third iteration of the FHFA’s ongoing pricing review since early 2022 and impact purchase and rate-term refinance loans. Pricing grids are now broken out by loan purpose and are recalibrated to new credit score and loan-to-value ratio categories along with associated loan attributes. The new pricing matrix initially included new upfront fees for loans with debt to income ratios greater than 40%, but those fees were rescinded prior to implementation. The remaining changes became effective May 1, 2023.
On February 22, 2023, the Department of Housing and Urban Development announced a 30 basis point reduction of the annual insurance premium charged to borrowers with FHA-insured mortgages. This action is designed to reduce the cost of borrowing for lower- and middle-class homebuyers who are eligible for the federal program. The price reduction, which went into effect on March 20, 2023, is expected to have a negative impact on the private mortgage insurance market but will be partially offset by the effects of the recent FHFA pricing changes referenced above. We do not believe this net impact has been or will be material.
Competitive environment. The U.S. private mortgage insurance industry is highly competitive. Our market share is influenced by the execution of our go to market strategy, including but not limited to,

pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. We continue to manage the quality of new business through pricing and our underwriting guidelines, which are modified from time to time when circumstances warrant. We see the market and underwriting conditions, including the pricing environment, as being within our risk-adjusted return appetite enabling us to write new business at attractive returns. Ultimately, we expect our new insurance written with its strong credit profile and attractive pricing to positively contribute to our future profitability and return on equity.
Our portfolio. New insurance written of $53.1 billion in 2023 decreased 20% compared to 2022 primarily due to a smaller private mortgage insurance market in the current year as refinance and purchase originations were impacted by rising interest rates.
Our largest customer accounted for 19% of total NIW and 10% of our total revenues for the year ended December 31, 2023. No other customer accounted for 10% or more of total revenues or NIW for the year ended December 31, 2023. This customer also accounted for 18% and 14% of our total NIW during the years ended December 31, 2022 and 2021, respectively. No customer accounted for more than 10% of our total revenues and no other customer accounted for more than 10% of NIW for the years ended December 31, 2022 or 2021.
Our primary persistency rate increased to 85% during 2023 compared to 80% during 2022. The increase in persistency was primarily driven by a decline in the percentage of our in-force policies with mortgage rates above current mortgage rates. Elevated persistency has continued to offset the decline in new insurance written, leading to an increase in primary insurance in-force of $14.7 billion or 6% since December 31, 2022.
Net earned premiums increased in 2023 compared to 2022 primarily as a result of insurance in-force growth, partially offset by the lapse of older, higher priced policies and a decrease in single premium cancellations. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as forbearance exits continue and new forbearances decline. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default, and we refund the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the fourth quarter of 2023 was not significant to the change in earned premiums for those periods.
Loss experience. Our loss ratio for the year ended December 31, 2023, was 3% as compared to (10)% for the year ended December 31, 2022. Both periods were impacted by favorable reserve adjustments. In 2023, we released $241 million of reserves primarily on delinquencies from prior years, related to favorable cure performance on delinquencies from 2022 and earlier, including a portion of those as a result of COVID-19. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to cure at levels above our reserve expectations. Another component of the reserve release related to delinquencies from 2022, as uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. This compares to 2022, where we recorded $314 million of reserve release primarily related to cure performance of 2020 delinquencies. Losses during 2022 were also impacted by $46 million of reserve strengthening related to current accident year delinquencies due to uncertainty in the economic environment.
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
New delinquencies in 2023 increased compared to 2022 primarily due to the aging of large, new books of business. Current period primary delinquencies of 41,617 contributed $265 million of loss expense in 2023. We incurred $171 million of losses from 35,996 current period delinquencies in 2022. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 13% of our primary new delinquencies in 2023 were subject to a forbearance plan as compared to 21% in 2022. Due to the declining number of new delinquencies in forbearance, we no longer differentiate the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.
Capital requirements and ratings. EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, EMICO’s domestic insurance regulator, was approximately 11.6:1 as of December 31, 2023 and 12.9:1 as of December 31, 2022. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Additionally, in September 2020, subsequent to the issuance of our senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on our business. In May 2021, in connection with their conditional approval of the then potential partial sale of EHI, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions (“GSE Conditions”) were met. These conditions were met as of December 31, 2022, and Enact is no longer subject to GSE Restrictions and Conditions.
As of December 31, 2023, we had estimated available assets of $5,006 million against $3,119 million net required assets under PMIERs compared to available assets of $5,206 million against $3,156 million net required assets as of December 31, 2022. The sufficiency ratio as of December 31, 2023, was 161% or $1,887 million above the PMIERs requirements, compared to 165% or $2,050 million above the published PMIERs requirements as of December 31, 2022. Our PMIERs required assets benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $73 million of benefit to our December 31, 2023, PMIERs required assets compared to $132 million of benefit as of December 31, 2022. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Our PMIERs required assets also benefited from a reinsurance credit of $1,714 million and $1,578 million related to third-party reinsurance as of December 31, 2023, and 2022, respectively.
On February 16, 2023, S&P Global Ratings upgraded the long-term financial strength and issuer credit ratings of EMICO from BBB to BBB+. This rating was further upgraded to A- as of January 8, 2024. Moody’s Investors Service also upgraded the insurance financial strength rating of EMICO from Baa1 to A3 on March 1, 2023. On April 25, 2023, Fitch upgraded the insurance financial strength rating of EMICO from BBB+ to A-. These ratings reflect our continued strong performance including our credit profile, market position, profitability, capital adequacy and financial flexibility.
On August 1, 2023, A.M. Best initiated public ratings of EMICO and Enact Re. Both entities received A- ratings with stable outlooks.
Recent transactions. In May 2023, we contributed $250 million into Enact Re, our wholly owned Bermuda-based subsidiary. Through this contribution, Enact Re was able to participate in the assumption of excess-of-loss reinsurance relating to GSE credit risk transfer and reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements. We contributed an additional $250 million in November 2023 which will support an increase to the ceding percentage of our previously announced affiliate quota share agreements from 7.5% to 12.5%, along with assumed new insurance written and new business opportunities, including the continued execution of GSE credit risk transfer.
On March 8, 2023, we executed an excess-of-loss reinsurance transaction with a panel of reinsurers, which provides up to $180 million of reinsurance coverage on a portion of current and expected new insurance written for the 2023 book year, effective January 1, 2023.
On June 30, 2023, we executed a quota share reinsurance contract with a panel of reinsurers. Following a 3% increase in our ceding percentage during the fourth quarter of 2023, we cede 16.125% of a portion of NIW written from January 1, 2023, through December 31, 2023.
On November 15, 2023, we obtained $248 million of fully collateralized excess-of-loss reinsurance coverage from Triangle Re 2023-1 Ltd. on a portfolio of existing mortgage insurance policies written from July 1, 2022 through June 30, 2023.
Subsequent to year end, on January 3, 2024, we entered into a quota share reinsurance agreement with a panel of third-party reinsurers. Under the agreement, Enact will cede approximately 21% of a portion of its new insurance written from January 1, 2024, though December 31, 2024.
Subsequent to year end, on January 30, 2024, we executed an excess-of-loss reinsurance transaction with a panel of reinsurers, which provides up to $255 million of reinsurance coverage on a portion of current and expected new insurance written for the 2024 book year, effective January 1, 2024.
Capital returns. On April 26, 2022, our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend, subject to approval by our Board of Directors each quarter. We paid quarterly dividends of $0.14 per share in March of 2023 and May, September and December of 2022. On May 1, 2023, we announced an increase of our quarterly dividend to $0.16 per share which was paid in June, September and December 2023. In February of 2024, we announced our first quarter dividend of $0.16 per share. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each subsequent quarter. In April and November 2023, our primary mortgage insurance operating company, EMICO, completed distributions to EHI that supported our ability to pay dividends in 2023. We intend to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility and potentially return additional capital to shareholders.
In December 2023, we paid a special cash dividend of $113 million, or $0.71 per share.
On August 1, 2023, we announced the authorization of a new share repurchase program which allows for the repurchase of up to an additional $100 million of EHI’s common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to change Genworth’s ownership interest in Enact post-completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
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
Results of Operations and Key Metrics
Results of Operations
The following table sets forth our consolidated results for the periods indicated:

	Year ended December 31,			Increase (decrease) and percentage change		Increase (decrease) and percentage change
(Amounts in thousands)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues:
Premiums	$957,075	$939,462	$974,949	$17,613	2%	$(35,487)	(4)%
Net investment income	207,369	155,311	141,189	52,058	34%	14,122	10%
Net investment gains (losses)	(14,022)	(2,036)	(2,124)	(11,986)	589%	88	(4)%
Other income	3,264	2,309	3,841	955	41%	(1,532)	(40)%
Total revenues	1,153,686	1,095,046	1,117,855	58,640	5%	(22,809)	(2)%
Losses and expenses:
Losses incurred	27,165	(94,221)	125,473	121,386	(129)%	(219,694)	(175)%
Acquisition and operating expenses, net of deferrals	212,491	226,941	231,453	(14,450)	(6)%	(4,512)	(2)%
Amortization of deferred acquisition costs and intangibles	10,654	12,405	14,704	(1,751)	(14)%	(2,299)	(16)%
Interest expense	51,867	51,699	51,009	168	—%	690	1%
Total losses and expenses	302,177	196,824	422,639	105,353	54%	(225,815)	(53)%
Income before income taxes	851,509	898,222	695,216	(46,713)	(5)%	203,006	29%
Provision for income taxes	185,998	194,065	148,531	(8,067)	(4)%	45,534	31%
Net income	$665,511	$704,157	$546,685	$(38,646)	(5)%	$157,472	29%
Loss ratio (1)	3%	(10)%	13%
Expense ratio (2)	23%	25%	25%
Earned premium rate (3)	0.37%	0.40%	0.45%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
(3)Net earned premium rate is calculated by dividing earned premium by average primary IIF.

Detailed discussions of our consolidated results of operations for the year ended December 31, 2021, including the year-over-year comparisons between 2022 and 2021, that are not included in this Annual Report on Form 10-K can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues
Premiums increased mainly attributable to higher average IIF. This was partially offset by lapse of our in-force portfolio as older, higher priced policies lapsed, lower single premium cancellations and higher ceded premium. Earned premium rate decreased as a result of this lapse of higher priced policies and lower single premium cancellations.
Net investment income increased primarily due to higher investment yields due to interest rate increases during 2023 coupled with higher average invested assets.
Net investment losses during 2023 were primarily driven by the sale of fixed maturity securities as part of an investment strategy designed to optimize yield on our portfolio over time. Net investment losses in the prior year were largely from net realized losses from the sale of fixed maturity securities.
Other income includes underwriting fee revenue, equity method investment income and other revenue.
Losses and expenses
Losses incurred in 2023 and 2022 were impacted by favorable reserve adjustments. During 2023, we released reserves of $241 million primarily due to better than expected cure experience on delinquencies from 2022 and earlier, including a portion of those related to the emergence of COVID-19. A component of the reserve release also related to delinquencies from 2022, as uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. During 2022, we recorded $314 million of reserve releases. Due to uncertainty in the economic environment, we increased the expected claim rate on new delinquencies in 2022 which contributed to reserve strengthening of $46 million on previous quarter delinquencies in 2022.
New primary delinquencies were 41,617 in 2023 compared to 35,996 in 2022, resulting in $265 million and $171 million of losses, respectively.
The following table shows incurred losses related to current and prior accident years for the years ended December 31:

(Amounts in thousands)	2023	2022	2021
Losses and LAE incurred related to current accident year	$275,418	$219,461	$141,225
Losses and LAE incurred related to prior accident years	(248,214)	(313,652)	(15,822)
Total incurred (1)	$27,204	$(94,191)	$125,403
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
The expense ratio decreased due to a decline in expenses and premium growth.
Interest expense was relatively flat in the current year and related primarily to our 2025 Senior Notes issued in August 2020. For additional details see Note 7 to our consolidated financial statements.

Provision for income taxes
The effective tax rate was 21.8% and 21.6% for the years ended December 31, 2023 and 2022, respectively, consistent with the United States corporate federal income tax rate.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in thousands)	2023	2022	2021
Net income	$665,511	$704,157	$546,685
Adjustments to net income:
Net investment (gains) losses	14,022	2,036	2,124
Costs associated with reorganization	(131)	3,461	2,744
Taxes on adjustments	(2,917)	(1,155)	(1,022)
Adjusted operating income	$676,485	$708,499	$550,531

We recorded a pre-tax expense of $3.5 million for the year ended December 31, 2022, related to restructuring costs as we evaluated and appropriately sized our organizational needs and expenses.
Adjusted operating income decreased in 2023 compared to 2022 due primarily due to the higher losses in 2023, including a larger reserve release in 2022, partially offset by higher revenues and lower operating expenses during 2023.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis and exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.
The following table sets forth selected operating performance measures on a primary basis as of or for the years ended December 31:

(Dollar amounts in millions)	2023	2022	2021
New insurance written	$53,081	$66,485	$97,004
Primary insurance in-force (1)	$262,937	$248,262	$226,514
Primary risk in-force	$67,529	$62,791	$56,881
Persistency rate	85%	80%	62%
Primary policies in-force (count)	974,516	960,306	937,350
Delinquent loans (count)	20,432	19,943	24,820
Delinquency rate	2.10%	2.08%	2.65%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written
NIW for the year ended December 31, 2023 decreased 20% compared to 2022 primarily due to a smaller private mortgage insurance market as both refinancing and purchase originations were impacted by elevated mortgage rates. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the years ended December 31:

(Amounts in millions)	2023		2022		2021
Primary	$53,081	100%	$66,485	100%	$97,004	100%
Pool	—	—	—	—	—	—
Total	$53,081	100%	$66,485	100%	$97,004	100%
The following table presents primary NIW by underlying type of mortgage for the years ended December 31:

(Amounts in millions)	2023		2022		2021
Purchases	$51,723	97%	$63,506	96%	$76,915	79%
Refinances	1,358	3	2,979	4	20,089	21
Total	$53,081	100%	$66,485	100%	$97,004	100%
The following table presents primary NIW by policy payment type for the years ended December 31:

(Amounts in millions)	2023		2022		2021
Monthly	$51,869	98%	$61,123	92%	$89,115	92%
Single	1,114	2	5,166	8	7,554	8
Other	98	—	196	—	335	—
Total	$53,081	100%	$66,485	100%	$97,004	100%
We have seen a decline in NIW on single policies as a result of a reduction in the market for single policies driven by higher mortgage rates.

The following table presents primary NIW by FICO score for the years ended December 31:

(Amounts in millions)	2023		2022		2021
Over 760	$24,680	46%	$30,239	45%	$42,391	44%
740-759	8,994	17	11,264	17	15,067	16
720-739	7,220	14	9,377	14	12,911	13
700-719	5,214	10	6,889	10	11,069	11
680-699	3,652	7	4,535	7	8,457	9
660-679 (1)	2,086	4	2,534	4	4,167	4
640-659	952	2	1,206	2	2,173	2
620-639	268	—	424	1	765	1
<620	15	—	17	—	4	—
Total	$53,081	100%	$66,485	100%	$97,004	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the years ended December 31:

(Amounts in millions)	2023		2022		2021
95.01% and above	$9,295	18%	$9,487	14%	$12,064	12%
90.01% to 95.00%	19,861	37	26,008	39	36,597	38
85.01% to 90.00%	17,200	32	20,892	32	30,717	32
85.00% and below	6,725	13	10,098	15	17,626	18
Total	$53,081	100%	$66,485	100%	$97,004	100%
The following table presents primary NIW by DTI ratio for the years ended December 31:

(Amounts in millions)	2023		2022		2021
45.01% and above	$15,600	29%	$16,541	25%	$14,979	15%
38.01% to 45.00%	18,906	36	23,996	36	32,946	34
38.00% and below	18,575	35	25,948	39	49,079	51
Total	$53,081	100%	$66,485	100%	$97,004	100%
We have continued to see a greater concentration of loans with higher DTI ratios. This is in line with market trends as elevated mortgage rates and recent home price appreciation have put pressure on affordability. We believe the levels are in line with our current risk appetite as we consider layered risk across multiple risk attributes, pricing and our portfolio credit mix.
Insurance in-force and Risk in-force
IIF increased largely from NIW and increased persistency in the current year, partially offset by lapses and cancellations. Primary persistency rate was 85% and 80% for the years ended December 31, 2023 and 2022, respectively. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
Primary IIF	$262,937	100%	$248,262	100%	$226,514	100%
Pool IIF	436	—	505	—	641	—
Total IIF	$263,373	100%	$248,767	100%	$227,155	100%
Primary RIF	$67,529	100%	$62,791	100%	$56,881	100%
Pool RIF	69	—	79	—	105	—
Total RIF	$67,598	100%	$62,870	100%	$56,986	100%
The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
Purchases IIF	$231,526	88%	$207,827	84%	$176,550	78%
Refinances IIF	31,411	12	40,435	16	49,964	22
Total IIF	$262,937	100%	$248,262	100%	$226,514	100%
Purchases RIF	$60,497	90%	$54,165	86%	$46,470	82%
Refinances RIF	7,032	10	8,626	14	10,411	18
Total RIF	$67,529	100%	$62,791	100%	$56,881	100%
The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
Monthly IIF	$233,651	89%	$216,831	87%	$194,826	86%
Single IIF	27,353	10	29,275	12	29,205	13
Other IIF	1,933	1	2,156	1	2,483	1
Total IIF	$262,937	100%	$248,262	100%	$226,514	100%
Monthly RIF	$61,083	90%	$55,879	89%	$49,614	87%
Single RIF	5,957	9	6,370	10	6,658	12
Other RIF	489	1	542	1	609	1
Total RIF	$67,529	100%	$62,791	100%	$56,881	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
2008 and prior	$5,621	2%	$6,596	3%	$8,196	4%
2009 to 2015	3,383	1	5,025	2	7,857	3
2016	4,659	2	6,296	2	8,997	4
2017	5,321	2	6,495	3	8,962	4
2018	5,750	2	6,839	3	9,263	4
2019	13,773	5	16,352	7	21,730	10
2020	44,486	17	55,358	22	69,963	31
2021	70,045	27	81,724	33	91,546	40
2022	59,267	23	63,577	25	—	—
2023	50,632	19	—	—	—	—
Total	$262,937	100%	$248,262	100%	$226,514	100%
The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
2008 and prior	$1,449	2%	$1,699	3%	$2,112	4%
2009 to 2015	881	1	1,341	2	2,101	3
2016	1,248	2	1,681	3	2,388	4
2017	1,403	2	1,708	3	2,324	4
2018	1,476	2	1,736	3	2,330	4
2019	3,544	5	4,143	7	5,454	10
2020	11,697	17	14,158	22	17,574	31
2021	17,846	27	20,418	32	22,598	40
2022	14,907	22	15,907	25	—	—
2023	13,078	20	—	—	—	—
Total	$67,529	100%	$62,791	100%	$56,881	100%
The following table presents the development of primary IIF for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Beginning balance	$248,262	$226,514	$207,947
NIW	53,081	66,485	97,004
Cancellations, principal repayments and other reductions (1)	(38,406)	(44,737)	(78,437)
Ending balance	$262,937	$248,262	$226,514
_____________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.

The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
95.01% and above	$44,955	17%	$39,509	16%	$35,455	16%
90.01% to 95.00%	109,227	41	103,618	42	95,149	42
85.01% to 90.00%	77,887	30	72,132	29	64,549	28
85.00% and below	30,868	12	33,003	13	31,361	14
Total	$262,937	100%	$248,262	100%	$226,514	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
95.01% and above	$12,878	19%	$11,136	18%	$9,907	17%
90.01% to 95.00%	31,781	47	30,079	48	27,608	49
85.01% to 90.00%	19,163	28	17,621	28	15,644	27
85.00% and below	3,707	6	3,955	6	3,722	7
Total	$67,529	100%	$62,791	100%	$56,881	100%
The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
Over 760	$110,635	42%	$102,467	41%	$89,982	40%
740-759	43,053	17	40,097	16	35,874	16
720-739	37,020	14	34,916	14	31,730	14
700-719	29,766	11	28,867	12	27,359	12
680-699	21,835	8	21,554	9	21,270	9
660-679 (1)	11,357	4	10,926	4	10,549	5
640-659	6,137	3	6,095	3	6,124	3
620-639	2,504	1	2,630	1	2,783	1
<620	630	—	710	—	843	—
Total	$262,937	100%	$248,262	100%	$226,514	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
Over 760	$28,363	42%	$25,807	41%	$22,489	40%
740-759	11,096	17	10,154	16	9,009	16
720-739	9,621	14	8,931	14	8,055	14
700-719	7,623	11	7,317	12	6,907	12
680-699	5,557	8	5,428	9	5,334	9
660-679 (1)	2,908	4	2,767	5	2,638	5
640-659	1,565	3	1,540	2	1,530	3
620-639	635	1	665	1	702	1
<620	161	—	182	—	217	—
Total	$67,529	100%	$62,791	100%	$56,881	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
45.01% and above	$53,440	20%	$43,831	18%	$34,076	15%
38.01% to 45.00%	93,871	36	87,816	35	79,147	35
38.00% and below	115,626	44	116,615	47	113,291	50
Total	$262,937	100%	$248,262	100%	$226,514	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2023		December 31, 2022		December 31, 2021
45.01% and above	$13,830	20%	$11,176	18%	$8,631	15%
38.01% to 45.00%	24,072	36	22,268	35	19,974	35
38.00% and below	29,627	44	29,347	47	28,276	50
Total	$67,529	100%	$62,791	100%	$56,881	100%
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

The following table shows a roll forward of the number of primary loans in default for the years ended December 31:

(Loan count)	2023	2022	2021
Number of delinquencies, beginning of period	19,943	24,820	44,904
New defaults	41,617	35,996	32,624
Cures	(40,475)	(40,278)	(51,626)
Claims paid	(615)	(574)	(1,050)
Rescissions and claim denials	(38)	(21)	(32)
Number of delinquencies, end of period	20,432	19,943	24,820
The following table sets forth changes in our direct primary case loss reserves for the years ended December 31:

(Amounts in thousands) (1)	2023	2022	2021
Loss reserves, beginning of period	$479,343	$606,102	$516,863
Claims paid	(23,357)	(28,123)	(32,816)
Increase in reserves	20,723	(98,636)	122,055
Loss reserves, end of period	$476,709	$479,343	$606,102
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%
Total	20,432	$477	$1,298	37%

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%
Total	19,943	$479	$1,147	42%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%
Total	24,820	$606	$1,409	43%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF declined as of December 31, 2023, compared to December 31, 2022 as long-term delinquencies with higher reserves have continued to cure. The number of loans that are delinquent for 12 months or more has decreased to be more in line with pre-COVID-19 levels. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process there is still uncertainty around the likelihood and timing of delinquencies going to claim.
The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 97%, 94% and 103% for the years ended December 31, 2023, 2022 and 2021, respectively. The 2023 average claim severity was impacted by low claim volumes and lifetime home price appreciation. These figures do not include the effects of agreements on non-performing loans.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender. The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	13%	12%	2.22%
Texas	8	8	2.22%
Florida (1)	8	9	2.39%
New York (1)	5	12	3.05%
Illinois (1)	4	6	2.61%
Arizona	4	3	1.93%
Michigan	4	3	1.94%
Georgia	3	3	2.23%
North Carolina	3	2	1.56%
Washington	3	2	1.77%
All other states (2)	45	40	1.93%
Total	100%	100%	2.10%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	2.01%
Chicago-Naperville, IL MD	3	4	2.88%
Atlanta, GA MSA	3	3	2.40%
New York, NY MD	2	7	3.60%
Washington-Arlington, DC MD	2	2	2.01%
Houston, TX MSA	2	3	2.67%
Los Angeles-Long Beach, CA MD	2	2	2.39%
Dallas, TX MD	2	2	1.92%
Riverside-San Bernardino, CA MSA	2	3	2.83%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.01%
Total	100%	100%	2.10%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.84%
Phoenix, AZ MSA	3	2	1.83%
New York, NY MD	3	8	3.75%
Atlanta, GA MSA	2	3	2.42%
Washington-Arlington, DC MD	2	2	1.85%
Houston, TX MSA	2	3	2.60%
Riverside-San Bernardino, CA MSA	2	2	2.89%
Los Angeles-Long Beach, CA MD	2	2	2.18%
Dallas, TX MD	2	1	1.86%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.00%
Total	100%	100%	2.08%

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	3.68%
Phoenix, AZ MSA	3	2	2.36%
New York, NY MD	3	8	5.32%
Atlanta, GA MSA	2	3	3.28%
Washington-Arlington, DC MD	2	2	2.96%
Houston, TX MSA	2	3	3.61%
Riverside-San Bernardino, CA MSA	2	2	3.42%
Los Angeles-Long Beach, CA MD	2	3	3.95%
Dallas, TX MD	2	2	2.31%
Nassau County, NY MD	2	4	5.55%
All Other MSAs/MDs	77	67	2.44%
Total	100%	100%	2.65%
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

The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	18%	8.61%	5.56%
2009-2015	1	4	4.55%	0.63%
2016	2	4	3.20%	0.67%
2017	2	5	3.59%	0.87%
2018	2	6	4.42%	1.02%
2019	5	8	2.77%	0.85%
2020	17	15	1.70%	0.90%
2021	27	21	1.65%	1.29%
2022	22	16	1.57%	1.46%
2023	20	3	0.47%	0.46%
Total portfolio	100%	100%	2.10%	4.19%
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

The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2021:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	3%	24%	10.54%	5.59%
2009-2013	1	2	5.54%	0.74%
2014	1	3	5.51%	0.99%
2015	2	5	4.24%	1.04%
2016	4	8	3.69%	1.16%
2017	4	10	4.78%	1.56%
2018	4	13	5.93%	1.88%
2019	10	19	3.89%	1.68%
2020	31	14	1.50%	1.14%
2021	40	2	0.37%	0.36%
Total portfolio	100%	100%	2.65%	4.42%
______________
(1)Calculated as the sum of the number of policies where claims were ever paid to date and number of policies for loans currently in default divided by policies ever in-force.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. Loss reserves have shifted to newer book years in line with changes in RIF. As of December 31, 2023, our 2016 and newer policy years represented approximately 97% of our primary RIF and 78% of our total direct primary case reserves.
Investment Portfolio
Our investment portfolio is affected by factors described below, each of which in turn may be affected by current macroeconomic conditions as noted above in “—Trends and Conditions.” The investment portfolios of our insurance subsidiaries are directed by the Enact Investment Committee, a management-level committee, with Genworth serving as the investment manager. The investment portfolio of EHI is directed by a separate management-level EHI Investment Committee with a third-party investment manager. These parties, with oversight from our Board of Directors and our senior management team, are responsible for the execution of our investment strategy. Our investment portfolio is an important component of our consolidated financial results and represents our primary source of claims paying resources. Our investment portfolio primarily consists of a diverse mix of highly rated fixed maturity securities and is designed to achieve the following objectives:
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.
Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	December 31, 2023		December 31, 2022		December 31, 2021
(Amounts in thousands)	Fair value	% of total	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$195,129	3.7%	$44,769	0.9%	$58,408	1.1%
State and political subdivisions	438,214	8.3	419,856	8.6	538,453	10.2
Non-U.S. government	11,467	0.2	9,349	0.2	22,416	0.4
U.S. corporate	2,723,730	51.8	2,646,863	54.2	2,945,303	55.9
Non-U.S. corporate	689,663	13.1	652,844	13.4	666,594	12.7
Residential mortgage-backed	10,755	0.2	11,043	0.2	—	—
Other asset-backed	1,197,183	22.7	1,100,036	22.5	1,035,165	19.7
Total available-for-sale fixed maturity securities	$5,266,141	100.0%	$4,884,760	100.0%	$5,266,339	100.0%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of December 31, 2023, December 31, 2022 or December 31, 2021. We have no derivative financial instruments in our investment portfolio.
As of December 31, 2023, 2022 and 2021, 98%, 98% and 97% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	December 31, 2023	December 31, 2022	December 31, 2021
AAA	10%	10%	9%
AA	20	16	17
A	33	34	34
BBB	35	38	37
BB & below	2	2	3
Total	100%	100%	100%

The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents:

	December 31, 2023	December 31, 2022	December 31, 2021
Duration (in years)	3.5	3.6	3.9
Pre-tax yield (% of average investment portfolio assets)	3.6%	3.1%	2.7%
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
Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31:

(Amounts in thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$632,038	$560,510	$572,110
Investing activities	(229,404)	(220,255)	(398,782)
Financing activities	(300,726)	(252,308)	(200,294)
Net increase (decrease) in cash and cash equivalents	$101,908	$87,947	$(26,966)
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities increased largely due higher net investment income and lower expenses. Cash flows from operations were also impacted by changes in unearned premiums, net investment losses and stock-based compensation expense.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. We had cash outflows from investing activities as a result of continued fixed maturity security purchases driven by premium growth and lower losses paid.
Financing activities in 2023 included dividends paid of $213 million and share repurchases of $88 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During 2022, our cash flows from financing activities included dividends paid of $251 million and share repurchases of $2 million.
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

On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn through December 31, 2023.
We continually evaluate opportunities based upon market conditions to further increase our financial flexibility including through raising additional capital, restructuring or refinancing some or all of our outstanding debt or pursuing other options such as reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on favorable terms or at all.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends of $336 million from unassigned surplus as of December 31, 2023, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
Another consideration in the development of the dividend strategies for our regulated insurance operating subsidiaries is our expected level of compliance with PMIERs. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions also required EMICO to maintain 120% of PMIERs Minimum Required Assets through 2022, and 125% thereafter. Beginning in 2023, we are no longer subject to the GSE Restrictions and Conditions. In addition, under PMIERs, EMICO is subject to other operational and financial requirements that approved insurers must meet in order to remain eligible to insure loans purchased by the GSEs.
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
We consider potential future dividends compared to the prior year statutory net income in the evaluation of dividend strategies for our regulated operating subsidiaries. We also consider the dividend payout ratio, or the ratio of potential future dividends compared to the estimated U.S. GAAP net income, in the evaluation of our dividend strategies. In either case, we do not have prescribed target or maximum thresholds, but we do evaluate the reasonableness of a potential dividend relative to the actual or estimated income generated in the proceeding or preceding calendar year after giving consideration to prevailing business conditions including, but not limited to the prevailing and future macroeconomic conditions. In addition, the dividend strategies of our regulated operating subsidiaries are made in consultation with Genworth.
During 2023, EMICO completed distributions of approximately $158 million and $185 million in April and November, respectively, that supported our ability to pay cash dividends. We intend to use future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility at EHI and return additional capital to shareholders.
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
In addition to the restrictions described above, all dividends from EHI are subject to Genworth consent and EHI Board of Directors approval.
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
The following table presents the calculation of our RTC ratio for our combined insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Statutory policyholders’ surplus	$1,085	$1,136	$1,397
Contingency reserves	3,960	3,551	3,042
Combined statutory capital	$5,045	$4,687	$4,439
Adjusted RIF (1)	$58,277	$60,061	$54,201
Combined risk-to-capital ratio	11.6	12.8	12.2
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Statutory policyholders’ surplus	$1,026	$1,084	$1,346
Contingency reserves	3,953	3,548	3,041
Combined statutory capital	$4,979	$4,632	$4,387
Adjusted RIF (1)	$57,788	$59,663	$54,033
EMICO risk-to-capital ratio	11.6	12.9	12.3
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of December 31, 2023, we maintained liquidity in the form of cash and cash equivalents of $616 million compared to $514 million as of December 31, 2022, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility has remained undrawn through December 31, 2023.
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
The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to our stockholders. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company as a result of the impact of the COVID-19 pandemic, the ensuing economic uncertainty or otherwise. We also cannot predict the impact on our ratings or future ratings of actions taken with respect to Genworth.
The following EMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Change	Date of Rating
Moody’s Investor Service, Inc.	A3	Stable	Upgrade	March 1, 2023
Fitch Ratings, Inc.	A-	Stable	Upgrade	April 25, 2023
S&P Global Ratings	A-	Stable	Upgrade	January 8, 2024
A.M. Best	A-	Stable	Initial	August 1, 2023

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
We continue to hold reserves as of December 31, 2023, related to delinquencies from borrower forbearance programs due to COVID-19. We have seen COVID-19-related delinquencies cure above expectations, but reserves recorded related to borrower forbearance have a high degree of estimation. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not perform as we expect. Refer to Note 5 in our audited consolidated financial statements for discussion of our loss reserves.
Refer to Note 2 in our audited consolidated financial statements for the years ended December 31, 2023, 2022 and 2021, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of December 31, 2023, the effective duration of our investments available-for-sale was 3.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.5% in fair value of our investments available-for-sale.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enact Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Loss reserves
As described in Notes 2 and 5 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans (loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s loss reserves were $518 million as of December 31, 2023.
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
Raleigh, North Carolina
February 29, 2024

ENACT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except per share amounts)	2023	2022
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $5,559,886 and $5,371,673 as of December 31, 2023 and 2022, respectively)	$5,266,141	$4,884,760
Short-term investments	20,219	3,047
Total investments	5,286,360	4,887,807
Cash and cash equivalents	615,683	513,775
Accrued investment income	41,559	35,844
Deferred acquisition costs	25,006	26,121
Premiums receivable	45,070	41,738
Other assets	88,306	76,391
Deferred tax asset	88,489	127,473
Total assets	$6,190,473	$5,709,149
Liabilities and equity
Liabilities:
Loss reserves	$518,191	$519,008
Unearned premiums	149,330	202,717
Other liabilities	145,189	143,686
Long-term borrowings	745,416	742,830
Total liabilities	1,558,126	1,608,241
Equity:
Common stock, $0.01 par value; 600,000 shares authorized; 159,344 and 162,779 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,593	1,628
Additional paid-in capital	2,310,891	2,382,068
Accumulated other comprehensive income	(230,400)	(382,744)
Retained earnings	2,550,263	2,099,956
Total equity	4,632,347	4,100,908
Total liabilities and equity	$6,190,473	$5,709,149
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands, except per share amounts)	2023	2022	2021
Revenues:
Premiums	$957,075	$939,462	$974,949
Net investment income	207,369	155,311	141,189
Net investment gains (losses)	(14,022)	(2,036)	(2,124)
Other income	3,264	2,309	3,841
Total revenues	1,153,686	1,095,046	1,117,855
Losses and expenses:
Losses incurred	27,165	(94,221)	125,473
Acquisition and operating expenses, net of deferrals	212,491	226,941	231,453
Amortization of deferred acquisition costs and intangibles	10,654	12,405	14,704
Interest expense	51,867	51,699	51,009
Total losses and expenses	302,177	196,824	422,639
Income before income taxes	851,509	898,222	695,216
Provision for income taxes	185,998	194,065	148,531
Net income	$665,511	$704,157	$546,685

Net income per common share:
Basic	$4.14	$4.32	$3.36
Diluted	$4.11	$4.31	$3.36
Weighted average common shares outstanding:
Basic	160,870	162,838	162,840
Diluted	161,847	163,294	162,879
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2023	2022	2021
Net income	$665,511	$704,157	$546,685
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities	152,340	(466,484)	(125,071)
Foreign currency translation	4	159	(7)
Other comprehensive income (loss)	152,344	(466,325)	(125,078)
Total comprehensive income (loss)	$817,855	$237,832	$421,607
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance December 31, 2020	$1,628	$2,368,699	$208,378	$1,303,106	$3,881,811
Cumulative effect of change in accounting, net of taxes	—	—	281	(281)	—
Comprehensive income:
Net income	—	—	—	546,685	546,685
Other comprehensive income, net of taxes	—	—	(125,078)	—	(125,078)
Stock-based compensation expense and exercises and other	—	2,259	—	(763)	1,496
Dividends to Genworth	—	—	—	(200,294)	(200,294)
Capital contributions from Genworth	—	903	—	—	903
Balance December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income:
Net income	—	—	—	704,157	704,157
Other comprehensive income, net of taxes	—	—	(466,325)	—	(466,325)
Repurchase of common stock	—	(1,532)	—	—	(1,532)
Stock-based compensation expense and exercises and other	—	11,739	—	(1,878)	9,861
Dividends	—	—	—	(250,776)	(250,776)
Balance December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income:
Net income	—	—	—	665,511	665,511
Other comprehensive income, net of taxes	—	—	152,344	—	152,344
Repurchase of common stock	(36)	(87,726)	—	—	(87,762)
Stock-based compensation expense and exercises and other	1	16,549	—	(2,240)	14,310
Dividends	—	—	—	(212,964)	(212,964)
Balance December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$665,511	$704,157	$546,685
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	14,022	2,036	2,124
Amortization of fixed maturity securities discounts and premiums	(6,530)	(3,163)	(8,490)
Amortization of deferred acquisition costs and intangibles	10,654	12,405	14,704
Acquisition costs deferred	(6,109)	(6,678)	(7,266)
Deferred income taxes	(1,832)	(2,298)	(1,424)
Stock-based compensation expense	15,279	9,883	1,496
Amortization of debt issuance costs	2,586	2,414	2,254
Other	—	(21)	907
Change in certain assets and liabilities:
Accrued investment income	(5,715)	(4,783)	(1,851)
Premiums receivable	(3,332)	528	4,198
Other assets	1,214	(2,297)	(7,319)
Loss reserves	(817)	(122,317)	85,646
Unearned premiums	(53,387)	(43,602)	(60,626)
Other liabilities	494	14,246	1,072
Net cash provided by operating activities	632,038	560,510	572,110
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,018,406)	(1,216,234)	(1,583,244)
Purchase of equity interest	—	(6,516)	(27,304)
Proceeds from sales of fixed maturity securities available-for-sale	423,373	534,730	498,811
Maturities of fixed maturity securities available-for-sale	396,207	470,842	712,955
Change in short-term investments	(16,651)	(3,077)	—
Other	(13,927)	—	—
Net cash used in investing activities	(229,404)	(220,255)	(398,782)
Cash flows from financing activities:
Repurchase of common stock	(87,762)	(1,532)	—
Dividends paid	(212,964)	(250,776)	(200,294)
Net cash used in financing activities	(300,726)	(252,308)	(200,294)
Net increase (decrease) in cash and cash equivalents	101,908	87,947	(26,966)
Cash and cash equivalents at beginning of year	513,775	425,828	452,794
Cash and cash equivalents at end of year	$615,683	$513,775	$425,828
Supplementary disclosure of cash flow information:
Income taxes paid	$181,972	$186,152	$145,951
Interest paid	$49,177	$49,090	$47,938
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(1)Nature of business and organization structure
Nature of Business
Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us,” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.) was a wholly owned subsidiary of Genworth Financial, Inc. (“Genworth”) since EHI’s incorporation in Delaware in 2012. On May 3, 2021, EHI amended its certificate of incorporation to change its name from Genworth Mortgage Holdings, Inc. This amendment also authorized EHI to issue 600,000,000 shares of common stock, each having a par value of $0.01 per share. Concurrently, we entered into a share exchange agreement with Genworth Holdings, Inc. (“Genworth Holdings”), pursuant to which Genworth Holdings exchanged the 100 shares of our common stock owned by it, representing all of our issued and outstanding capital stock, for 162,840,000 newly issued shares of common stock, par value $0.01, of EHI. All of the share and per share information presented in the consolidated financial statements, notes to the consolidated financial statements and supplemental schedules to the financial statements has been adjusted to reflect the share exchange on a retroactive basis for all periods and as of all dates presented.
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
We have a broad customer base of mortgage lenders diversified by size, type and geography that includes large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Our largest customer accounted for approximately $118 million, or 10% of our

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
total revenues for the year ended December 31, 2023. No other customer accounted for 10% or more of total revenues for the year ended December 31, 2023 and no customer accounted for 10% or more of total revenues for the years ended December 31, 2022 and 2021.
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $500 million into Enact Re during 2023. As of December 31, 2023, Enact Re provided excess-of-loss reinsurance relating to GSE risk share and reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
Additionally, we perform fee-based contract underwriting services for mortgage lenders. The provision of underwriting services by mortgage insurers eliminates the duplicative lender and mortgage insurer underwriting activities and expedites the approval process.
We operate our business in a single segment, which is how our chief operating decision maker (“CODM”), who is our Chief Executive Officer, reviews our financial performance and allocates resources. Our segment includes a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our consolidated financial statements.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
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
Investments
The investment portfolios of our insurance subsidiaries are managed by Genworth. We conduct the purchases, sales and related investment management decisions with the advice of Genworth. As part of these services, we are charged an investment management fee, as agreed between both parties. These fees are charged to investment expense and are included in net investment income in the consolidated statements of income. Refer to Note 11 for further details. Investments held at EHI are managed by a third party.
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
Allowance for Credit Losses on Available-For-Sale Securities
On January 1, 2021, we adopted new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
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
Equity Method Investments
Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. Equity method investments not carried at fair value, which are not material as of December 31, 2023, are recorded in other assets on the consolidated balance sheets with their related income recorded within other income in the consolidated statements of income. See Note 3 for details.
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
Years Ended December 31, 2023, 2022 and 2021
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
Deferred acquisition costs were $25.0 million and $26.1 million as of December 31, 2023 and 2022, respectively. Amortization of DAC was $7.2 million, $7.8 million and $14.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included within amortization of deferred acquisition costs and intangibles in the consolidated statements of income.
Premium Deficiency Reserves (“PDR”)
Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. The discount rate used in the calculation is based upon our pretax investment yield. We do not utilize anticipated investment income on our assets when evaluating the need for a PDR. The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses in our business. The differences between the actual results and our estimates could vary materially. We completed a PDR analysis as of December 31, 2023 and 2022 and determined that no PDR was required.
Reinsurance
Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to other companies. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. See Note 6 for details.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
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
Our involvement with VIEs consists of excess-of-loss reinsurance agreements with special purpose insurers domiciled in Bermuda. These entities finance the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The assets of the VIEs are deposited in reinsurance trusts

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
for our benefit that will be the source of reinsurance claim payments. Our involvement with these VIEs does not result in the unilateral power to direct the activities that most significantly affect the VIEs’ economic performance or result in the obligation to absorb losses or the right to receive benefits. Accordingly, consolidation of the VIEs is not required. See Note 6 for details.
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
Discussion of adoption of this guidance in relation to our portfolio of fixed maturity securities is included in the discussion of the allowance for credit losses on available-for-sale securities, above.
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
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. We early adopted this new accounting guidance on January 1, 2021, using the retrospective method or modified retrospective method for certain changes and prospective method for all other changes, which did not have a significant impact on our consolidated financial statements and disclosures.
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB released guidance under ASC 280 related to segment reporting disclosures. The update requires incremental disclosure around significant segment expenses, measures of segment profit or loss used by the CODM and the CODM’s use of these metrics. The guidance also

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
requires segment disclosures for entities with a single reportable segment. As a result, we will be subject to these requirements for all annual and interim periods beginning as of December 31, 2024. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
Income Tax Disclosure
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. This guidance is effective for us for annual reporting periods beginning on January 1, 2025 using the prospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the year ended December 31:

(Amounts in thousands)	2023	2022	2021
Fixed maturity securities available-for-sale	$180,955	$153,649	$146,587
Cash, cash equivalents and short-term investments	32,713	7,167	74
Gross investment income before expenses and fees	213,668	160,816	146,661
Investment expenses and fees	(6,299)	(5,505)	(5,472)
Net investment income	$207,369	$155,311	$141,189
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in thousands)	2023	2022	2021
Fixed maturity securities available-for-sale:
Gross realized gains	$42	$1,997	$2,077
Gross realized (losses)	(14,064)	(4,206)	(1,871)
Net realized gains (losses)	(14,022)	(2,209)	206
Change in allowance for credit losses on fixed maturity securities	—	173	(2,330)
Net investment gains (losses)	$(14,022)	$(2,036)	$(2,124)
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income ("AOCI”) were as follows as of December 31:

(Amounts in thousands)	2023	2022	2021
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(293,745)	$(486,913)	$106,165
Short-term investments	—	(30)	—
Unrealized gains (losses) on investment securities	(293,745)	(486,943)	106,165
Income taxes	63,189	104,047	(22,577)
Net unrealized investment gains (losses)	$(230,556)	$(382,896)	$83,588

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the years ended December 31:

(Amounts in thousands)	2023	2022	2021
Beginning balance	$(382,896)	$83,588	$208,378
Cumulative effect of change in accounting, net of taxes	—	—	281
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	179,177	(595,317)	(158,665)
Provision for income taxes	(37,914)	127,088	33,757
Change in unrealized gains (losses) on investment securities	141,263	(468,229)	(124,908)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2,945), $(464) and $43, respectively	11,077	1,745	(163)
Change in net unrealized investment gains (losses)	152,340	(466,484)	(125,071)
Ending balance	$(230,556)	$(382,896)	$83,588
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
Fixed Maturity Securities Available-For-Sale
As of December 31, 2023, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$194,824	$1,196	$(891)	$195,129
State and political subdivisions	511,906	2,091	(75,783)	438,214
Non-U.S. government	12,338	16	(887)	11,467
U.S. corporate	2,858,445	19,839	(154,554)	2,723,730
Non-U.S. corporate	725,163	4,288	(39,788)	689,663
Residential mortgage-backed	10,781	38	(64)	10,755
Other asset-backed	1,246,429	2,848	(52,094)	1,197,183
Total fixed maturity securities available-for-sale	$5,559,886	$30,316	$(324,061)	$5,266,141
Short-term investments	20,219	1	(1)	20,219
Total investments	$5,580,105	$30,317	$(324,062)	$5,286,360

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
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
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of December 31, 2023 or December 31, 2022.
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2023:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$6,259	$(55)	3	$27,942	$(836)	13	$34,201	$(891)	16
State and political subdivisions	1,457	(3)	2	411,133	(75,780)	85	412,590	(75,783)	87
Non-U.S. government	—	—	—	9,575	(887)	1	9,575	(887)	1
U.S. corporate	146,268	(4,236)	37	2,019,843	(150,318)	408	2,166,111	(154,554)	445
Non-U.S. corporate	19,369	(102)	5	521,442	(39,686)	121	540,811	(39,788)	126
Residential mortgage-backed	2,060	(2)	1	5,044	(62)	4	7,104	(64)	5
Other asset-backed	102,544	(424)	41	806,521	(51,670)	192	909,065	(52,094)	233
Total for fixed maturity securities in an unrealized loss position	$277,957	$(4,822)	89	$3,801,500	$(319,239)	824	$4,079,457	$(324,061)	913
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
Years Ended December 31, 2023, 2022 and 2021
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of December 31, 2023, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$391,594	$387,047
Due after one year through five years	2,075,275	1,961,189
Due after five years through ten years	1,660,482	1,543,388
Due after ten years	175,325	166,579
Subtotal	4,302,676	4,058,203
Residential mortgage-backed	10,781	10,755
Other asset-backed	1,246,429	1,197,183
Total fixed maturity securities available-for-sale	$5,559,886	$5,266,141
As of December 31, 2023, securities issued by the finance and insurance, technology and communications, consumer-non-cyclical and utilities industry groups represented approximately 31%, 13%, 11% and 11% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of December 31, 2023 and 2022, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of December 31, 2023 and 2022, $25.7 million and $25.1 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
Equity Method Investments
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings, LLC, a subsidiary of Genworth, for $27 million, its estimated fair value. The primary asset of the entity is a minority ownership interest in a mortgage

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
guarantee business in India. We invested an additional $6.5 million during 2022. Based on our ownership percentage, we have concluded that we have significant influence over the entity and have classified our interest as an equity method investment which is recorded within other assets.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2023.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of December 31, 2023 and 2022.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 89% of our portfolio was priced using third-party pricing services as of December 31, 2023. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers. The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2023:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$195,129	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$438,214	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Non-U.S. government	$11,467	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,301,871	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$530,624	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$10,755	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,194,225	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $174.7 million and $77.7 million, respectively, as of December 31, 2023. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $15.4 million as of December 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $316.0 million as of December 31, 2023.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$195,129	$—	$195,129	$—
State and political subdivisions	438,214	—	438,214	—
Non-U.S. government	11,467	—	11,467	—
U.S. corporate	2,723,730	—	2,476,525	247,205
Non-U.S. corporate	689,663	—	608,342	81,321
Residential mortgage-backed	10,755	—	10,755	—
Other asset-backed	1,197,183	—	1,194,225	2,958
Total fixed maturity securities	5,266,141	—	4,934,657	331,484
Short-term investments	20,219	—	20,219	—
Total	$5,286,360	$—	$4,954,876	$331,484

	2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$44,769	$—	$44,769	$—
State and political subdivisions	419,856	—	419,856	—
Non-U.S. government	9,349	—	9,349	—
U.S. corporate	2,646,863	—	2,426,237	220,626
Non-U.S. corporate	652,844	—	557,690	95,154
Residential mortgage-backed	11,043	—	11,043	—
Other asset-backed	1,100,036	—	1,096,555	3,481
Total fixed maturity securities	4,884,760	—	4,565,499	319,261
Short-term investments	3,047	—	3,047	—
Total	$4,887,807	$—	$4,568,546	$319,261
We had no liabilities recorded at fair value as of December 31, 2023 and 2022.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in thousands)	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)							Ending balance as of December 31, 2023	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Settlements	Transfer into Level 3(1)	Transfer out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,626	$(36)	$9,266	$39,001	$(6,901)	$(14,751)	$—	$—	$247,205	$(31)	$8,156
Non-U.S. corporate	95,154	(703)	3,323	6,759	(3,543)	(23,598)	11,377	(7,448)	81,321	30	2,232
Other asset-backed	3,481	32	(67)	13,696	(1)	(176)	—	(14,007)	2,958	19	(11)
Total	$319,261	$(707)	$12,522	$59,456	$(10,445)	$(38,525)	$11,377	$(21,455)	$331,484	$18	$10,377
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2023:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted-average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$245,099	Credit spreads	14 - 209	107
Non-U.S. corporate	Internal models	$70,942	Credit spreads	85 - 146	111
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
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	December 31,
	2023		2022
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$745,416	$748,785	$742,830	$739,020

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
(5)Loss reserves
Activity for the liability for loss reserves is summarized as follows:

(Amounts in thousands)	2023	2022	2021
Loss reserves, beginning of year	$519,008	$641,325	$555,679
Reinsurance recoverable, beginning of year	—	—	—
Run-off reserves, beginning of year	(678)	(681)	(654)
Net loss reserves, beginning of year	518,330	640,644	555,025

Losses incurred related to current accident year	275,418	219,461	141,225
Losses incurred related to prior accident years	(248,214)	(313,652)	(15,822)
Total incurred (1)	27,204	(94,191)	125,403

Losses paid related to current accident year	150	(352)	(237)
Losses paid related to prior accident years	(29,463)	(27,771)	(39,547)
Total paid (1)	(29,313)	(28,123)	(39,784)

Net loss reserves, end of year	516,221	518,330	640,644
Reinsurance recoverable, end of year	1,294	—	—
Run-off reserves, end of year	676	678	681
Loss reserves, end of year	$518,191	$519,008	$641,325
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
We recorded losses and LAE incurred of $275.4 million, $219.5 million and $141.2 million related to the current accident year for the years ended December 2023, 2022 and 2021, respectively. Losses related to insured events of the current accident year were primarily attributable to new delinquencies. Losses in 2022 were impacted by $46 million of reserve strengthening on current year delinquencies. Due to uncertainty in the economic environment, we increased the expected claim rate on new delinquencies beginning in 2022. A portion of delinquencies in the periods presented were from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. When establishing loss reserves for borrowers in forbearance from 2020 to 2022, we assumed a lower rate of delinquencies becoming active claims, which had the effect of producing a lower reserve compared to delinquencies that were not in forbearance. Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
delinquencies in forbearance will ultimately cure or result in claim payments as well as the timing and severity of those payments.
During 2023, we experienced favorable reserve development of $248.2 million in incurred losses driven primarily by cure performance of delinquencies from 2022 and earlier, including a portion of those as a result of COVID-19. During the peak of COVID-19, we experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have continued to perform at levels above our reserve expectations. A component of the reserve release also related to delinquencies from 2022, as uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. The change was primarily attributable to $241 million in favorable reserves adjustments, which almost exclusively related to prior periods.
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
The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the net incurred claims as of December 31, 2023. The information about the incurred claims development for the years ended December 31, 2014 to 2023, is presented as supplementary information.

(Dollar amounts in thousands)		Incurred claims and allocated loss adjustment expenses, net of reinsurance (2)									Total IBNR liabilities including expected development on reported claims as of December 31, 2023	Number of reported delinquencies(3)
	For the years ended December 31,
Accident year (1)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$327,857	$287,865	$268,980	$260,752	$258,872	$258,172	$259,006	$258,807	$258,272	$257,556	$105	17,809
2015	—	235,251	208,149	186,077	180,923	179,650	179,599	179,258	178,664	177,938	120	15,400
2016	—	—	198,121	161,041	138,784	136,381	136,754	136,258	135,199	133,566	155	13,970
2017	—	—	—	170,713	120,568	101,755	105,079	103,565	101,419	98,700	147	15,097
2018	—	—	—	—	116,842	83,959	84,138	78,367	73,164	69,525	235	11,269
2019	—	—	—	—	—	105,734	111,089	97,490	71,053	58,876	468	11,883
2020	—	—	—	—	—	—	364,547	362,347	107,337	49,020	402	38,863
2021	—	—	—	—	—	—	—	141,225	119,364	36,628	267	12,585
2022	—	—	—	—	—	—	—	—	219,461	137,164	282	14,329
2023	—	—	—	—	—	—	—	—	—	275,417	26,747	15,851
Total incurred										$1,294,390	$28,928
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Excludes incurred claims and allocated LAE related to run-off business.
(3)Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following table sets forth paid claims development, net of reinsurance, for the year ended December 31, 2023, and a reconciliation to our total loss reserves as of December 31, 2023. The information about paid claims development for the years ended December 31, 2014 to 2023, is presented as supplementary information.

(Amounts in thousands)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance (2)
Accident year (1)	For the years ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$21,494	$126,404	$195,461	$232,502	$246,963	$252,549	$254,218	$254,835	$255,273	$255,768
2015	—	12,688	84,706	145,362	167,458	172,825	174,561	175,513	176,433	176,820
2016	—	—	9,593	63,585	109,793	123,800	126,893	128,160	129,267	130,475
2017	—	—	—	5,733	45,879	77,297	87,272	89,896	92,079	93,576
2018	—	—	—	—	3,134	31,625	48,183	55,267	59,046	62,010
2019	—	—	—	—	—	1,871	17,595	30,728	38,283	43,425
2020	—	—	—	—	—	—	1,104	8,268	12,854	19,403
2021	—	—	—	—	—	—	—	237	2,192	7,310
2022	—	—	—	—	—	—	—	—	352	4,276
2023	—	—	—	—	—	—	—	—	—	(150)
Total paid										$792,913
Total incurred										$1,294,390
Total paid										792,913
All outstanding liabilities before 2014, net of reinsurance										14,744
Net loss reserves (excluding run-off)										$516,221
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Excludes cumulative paid claims and allocated claim adjustment expenses related to run-off business.
The following table provides a reconciliation of the net incurred losses and paid claims development tables above to loss reserves at December 31, 2023:

(In thousands)	December 31, 2023
Net loss reserves (excluding run-off)	$516,221
Reinsurance recoverable	1,294
Run-off reserves	676
Loss reserves	$518,191
The following table sets forth our average payout of incurred claims by age as of December 31, 2023:

Average annual percentage payout of incurred claims, net of reinsurance, by age (unaudited) (1)
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	3.9%	28.1%	24.6%	12.0%	4.6%	2.1%	0.9%	0.6%	0.2%	0.2%
_______________
(1)Excludes run-off business.
(6)Reinsurance
We reinsure a portion of our policy risks to third parties in order to reduce our ultimate losses, diversify our exposures and comply with regulatory requirements. We also assume certain policy risks written by other companies.
Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurers are unable to meet their obligations, we remain liable for the reinsured claims. We monitor both the

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers.
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

(Amounts in thousands)	2023	2022	2021
Net premiums written:
Direct	$988,491	$975,351	$985,826
Assumed	1,809	259	319
Ceded	(86,611)	(79,750)	(71,822)
Net premiums written	$903,689	$895,860	$914,323
Net premiums earned:
Direct	$1,041,877	$1,018,953	$1,046,452
Assumed	1,809	259	319
Ceded	(86,611)	(79,750)	(71,822)
Net premiums earned	$957,075	$939,462	$974,949
The difference of $53.4 million between written premiums of $903.7 million and earned premiums of $957.1 million represents the decrease in unearned premiums for the year ended December 31, 2023. The decrease in unearned premiums was mainly the result of premiums recognized via the earnings curve and low originations related to our single-premium product. Assumed premium as a percentage of net premium earned is 0.2% for the year ended December 31, 2023 and 0.0% for the years ended December 31, 2022 and 2021.
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
The Triangle Re Entities fully collateralize their coverage by issuing insurance-linked notes (“ILNs”) to eligible capital market investors in unregistered private offerings. Traditional reinsurance providers collateralize a portion of their coverage by holding funds in trust. We believe that the risk transfer requirements for reinsurance accounting were met as these excess-of-loss insurance transactions assume significant insurance risk and a reasonable possibility of significant loss.
EMICO has rights to terminate the ILN or traditional XOL reinsurance agreements upon the occurrence of certain events.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of December 31, 2023:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-1 Ltd.	3/02/2021	1/01/2014 - 12/31/2018, 10/01/2019 - 12/31/2019	$212	$211	$495	$66
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$188	$303	$178
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$303	$372	$257
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$244	$248	$248
Total						$749

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2020 XOL	1/01/2020	1/01/2020 - 12/31/2020	$691	$689	$168	$20
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$670	$206	$136
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$461	$196	$196
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$384	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$316	$289	$223
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$263	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$256	$201	$193
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$360	$180	$164
Total						$993
Subsequent to year end, on January 30, 2024, we executed an excess-of-loss reinsurance transaction with a panel of reinsurers, which provides up to $255 million of reinsurance coverage on a portion of current and expected new insurance written for the 2024 book year, effective January 1, 2024.
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

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	16.125%	20%	up to 55%
Subsequent to year end, on January 3, 2024, we entered into a quota share reinsurance agreement with a panel of third-party reinsurers. Under the agreement, EMICO will cede approximately 21% of a portion of its new insurance written from January 1, 2024 through December 31, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
(7)Borrowings
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2023	2022
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(4,584)	(7,170)
Total	$745,416	$742,830
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
Revolving Credit Agreement
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million, including the ability for EHI to increase the commitments under the Facility, on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Borrowings under the Facility will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at EHI’s option, plus an applicable margin. The applicable margins are based on the ratings established by certain debt rating agencies for EHI’s senior unsecured debt. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date.
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance of all covenants of the Facility and the Facility has remained undrawn through December 31, 2023.
(8)Income taxes
Income before income taxes of $851.5 million, $898.2 million and $695.1 million in 2023, 2022 and 2021, respectively, was domestic.
The total provision for income taxes was as follows for the years ended December 31:

(Amounts in thousands)	2023	2022	2021
Current federal income taxes	$181,685	$192,191	$147,213
Deferred federal income taxes	(1,600)	(1,971)	(1,454)
Total federal income taxes	180,085	190,220	145,759
Current state income taxes	6,146	4,171	2,742
Deferred state income taxes	(233)	(326)	30
Total state income taxes	5,913	3,845	2,772
Total provision for income taxes	$185,998	$194,065	$148,531
We had current income taxes payable of $14.9 million and $9.1 million as of December 31, 2023 and 2022, respectively, which were recorded in other liabilities.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
We paid federal taxes of $176.7 million and state taxes of $5.3 million for the year ended December 31, 2023; federal taxes of $182.2 million and state taxes of $4.0 million for the year ended December 31, 2022; and federal taxes of $143.5 million and state taxes of $2.4 million for the year ended December 31, 2021.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.5	0.3	0.3
Other, net (1)	0.3	0.3	0.1
Effective rate	21.8%	21.6%	21.4%
_______________
(1)“Other, net” is comprised primarily of nondeductible expenses, prior year true-ups and tax-exempt income.
The components of the deferred income taxes were as follows as of December 31:

(Amounts in thousands)	2023	2022
Assets:
Accrued commissions and general expenses	$12,658	$12,162
Capital loss carry forwards	2,723	—
Net unrealized losses on investment securities	63,189	104,047
Unearned premium and loss reserves	32,952	33,576
State income taxes	9,027	8,297
Other	2,825	3,330
Gross deferred income tax assets	123,374	161,412
Valuation allowance	(7,770)	(7,284)
Total deferred income tax assets	115,604	154,128
Liabilities:
Deferred acquisition costs	5,218	5,460
Investments	18,893	17,512
Other	3,004	3,683
Total deferred income tax liabilities	27,115	26,655
Net deferred income tax asset (liability)	$88,489	$127,473
The valuation allowances above, $7.8 million and $7.3 million as of December 31, 2023 and 2022, respectively, related to state deferred tax assets. The state deferred tax assets related primarily to the future deductions associated with non-insurance and insurance net operating loss (“NOL”) carryforwards.
As of December 31, 2023, the capital loss carryforward was $12.9 million and, if unused, will expire in 2028. There were no U.S. federal NOL carryforwards.
Except as discussed above, we have not established a valuation allowance with respect to any other deferred tax assets as of December 31, 2023, based primarily upon projections of future taxable income. With respect to deferred tax assets associated with unrealized losses on investment securities, management has the ability and intent to execute tax planning strategies, including to hold those investment assets to recovery or maturity. We have determined that such strategies are prudent and feasible, and would be implemented, if necessary, to ensure recognition of the deferred tax asset. After consideration of all available evidence, we concluded that it is more likely than not that these deferred tax

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
assets will be realized. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance which could have a material impact on our consolidated financial statements in future periods.
There were no unrecognized tax benefits as of December 31, 2023 and 2022.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. We have recorded $0 of benefits related to interest and penalties for 2023, 2022 and 2021.
As previously discussed, we have elected to participate in the Genworth consolidated return. All Genworth companies domesticated in the United States are included in the Genworth consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. We are not currently subject to any significant examinations by federal or state income tax authorities. Generally, we are no longer subject to federal or state income tax examinations for years prior to 2020.
We are part of the 2022 Amended and Restated Tax Allocation Agreement (“TAA”) between Genworth and certain of our subsidiaries. The TAA was approved by state insurance regulators and our Board of Directors. The tax allocation methodology is based on the separate return liabilities with offsets for losses and credits utilized to reduce the current consolidated tax liability as allowed by applicable law and regulation. Our policy is to settle intercompany tax balances quarterly, with a final settlement after filing of Genworth’s federal consolidated U.S. corporate income tax return.
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
Separate Return Method
If during the year ended December 31, 2023, we had computed taxes using the separate return method, the unaudited pro forma provision for income taxes would remain unchanged.
(9)Employee benefits
As a consolidated company within Genworth, our employees are generally provided a number of Genworth employee benefits. Genworth, as sponsor of the plans described below (collectively, “Shared Plans”), is ultimately responsible for maintenance of these plans in compliance with applicable laws. Our obligation results from an allocation of our share of expenses from Genworth’s plans based on benefits eligible earnings. Benefits eligible earnings include base pay, overtime, annual incentives and sales commissions.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
We account for such Shared Plans as multiemployer benefit plans. Accordingly, we do not record an asset or liability to recognize the funded status of the Shared Plans. We recognize a liability only for any required contributions to the Shared Plans that are accrued and unpaid at the balance sheet date, which is included within other liabilities in the consolidated balance sheets.
Pension and Retiree Health and Life Insurance Benefit Plans
Most of our employees are enrolled in a qualified defined contribution pension plan sponsored by Genworth. The plan is 100% funded by Genworth. Genworth makes annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. Expenses associated with the qualified defined contribution pension plan were $2.2 million, $2.1 million, and $2.1 million in 2023, 2022 and 2021, respectively.
In addition, certain employees also participate in non-qualified defined contribution plans and qualified and non-qualified defined benefit pension plans sponsored by Genworth. Expenses associated with non-qualified defined contribution plans were $1.4 million, $1.2 million and $1.0 million for 2023, 2022 and 2021, respectively. Expenses allocated to us for qualified and non-qualified defined benefit pension plans were $0.3 million, $0.3 million, and $0.4 million in 2023, 2022 and 2021, respectively.
Genworth provides retiree health benefits to our employees hired prior to January 1, 2005, who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, Genworth announced that eligibility for retiree medical benefits will be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. Genworth also provides retiree life and long-term care insurance benefits. Expenses allocated to us for retiree health and life insurance benefits plans were $0.5 million, $0.5 million and $0.5 million for the years ended 2023, 2022 and 2021, respectively.
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
Our cost associated with these plans was $3.3 million, $3.2 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability dental and long-term care insurance, among others. Our long-term care insurance is provided through Genworth’s long-term care insurance products.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
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
Share-based compensation expense under the 2021 Omnibus Plan was $15.3 million, $9.9 million, $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded with acquisition and operating expenses, net of deferrals in the consolidated statement of income. Stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
During 2023, 2022, and 2021 the Company issued RSUs to our employees with average restriction periods of three years and a weighted average fair value of $24.26, $22.18, and $19.02, respectively. Each grant was measured at the fair value of a share of the Company’s Class A Common Stock on the grant date.
The PSUs granted in 2023 and 2022 have a three-year measurement period starting on January 1, 2023 and 2022, respectively, going through December 31, 2025 and 2024, respectively. The performance metrics are based on Enact’s consolidated book value per share growth at the end of the performance period, calculated as the increase in book value divided by the average number of shares outstanding during the measurement period. The PSUs were granted at fair value as of the approval date by Enact Holdings’ Board of Directors.
In connection with cash dividends paid in 2023, 2022 and the fourth quarter of 2021, dividend equivalent shares were issued to RSU, PSU and DSU holders as of the dividend date. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following table summarizes the status of the equity-based awards as of December 31, 2023:

	RSUs		PSUs		DSUs
Awards in thousands	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2021	—	$—	—	$—	—	$—
Granted	628	$19.02	—	$—	17	$20.87
Dividend equivalents	36	$21.25	—	$—	—	$—
Terminated	(10)	$19.00	—	$—	—	$—
Balance as of December 31, 2021	654	$19.02	—	$—	17	$20.87
Granted	322	$22.18	156	$22.15	78	$22.02
Dividend equivalents	62	$24.00	10	$24.00	5	$23.98
Exercised	(3)	$19.00	—	$—	—	$—
Terminated	(26)	$19.73	—	$—	—	$—
Balance as of December 31, 2022	1,009	$20.07	166	$22.15	100	$21.81
Granted	294	$24.26	157	$24.23	58	$23.80
Dividend equivalents	59	$26.82	16	$26.82	8	$26.97
Exercised	(125)	$21.84	—	$—	—	$—
Terminated	(23)	$20.61	—	$—	—	$—
Balance as of December 31, 2023	1,214	$20.94	339	$23.16	166	$22.54
As of December 31, 2023 and December 31, 2022, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $13.3 million and $12.6 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years.
The actual tax benefit realized for the tax deductions from the exercise of EHI share-based awards was $0.4 million for the year ended December 31, 2023.
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
Share-based compensation expense under the Omnibus Incentive Plans was $2.6 million, $3.9 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included within acquisition and operating expenses, net of deferrals in the consolidated statements of income. For awards issued prior to January 1, 2006, share-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, share-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
During 2021, Genworth issued RSUs to our employees with average restriction periods of three years, with a fair value of $3.31, which were measured at the market price of a share of Genworth’s Class A Common Stock on the grant date.
During 2021, Genworth granted PSUs with a weighted-average fair value of $3.45. The PSUs were granted at market price as of the approval date by Genworth’s Board of Directors. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.
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
Expense associated with our PSUs was less than $1.0 million in 2023 and 2022, and $1.3 million in 2021.
In 2021, Genworth granted cash awards with a fair value of $1.00. Genworth has performance-based cash awards, which vested and paid out in 2021. Genworth also has time-based cash awards, which vest over three years, with a third of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date. The following table summarizes cash award activity as of December 31, 2023, 2022 and 2021:

(Number of awards in thousands)	Performance-based cash awards	Time-based cash awards
Balance as of January 1, 2021	530	6,567
Granted	—	4,330
Performance adjustment	449	83
Vested	(979)	(3,348)
Forfeited	—	(685)
Balance as of December 31, 2021	—	6,947
Granted	—	—
Employee transfer	—	556
Vested	—	(3,600)
Forfeited	—	(115)
Balance as of December 31, 2022	—	3,788
Granted	—	—
Employee transfer	—	—
Vested	—	(2,400)
Forfeited	—	(111)
Balance as of December 31, 2023	—	1,277

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following table summarizes the status of other equity-based awards as of December 31, 2023, 2022 and 2021:

	RSUs		PSUs		SARs
Awards in thousands	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2021	224	$3.46	269	$3.82	545	$2.76
Granted	316	$3.31	303	$3.45	—	$—
Employee transfer	—	$—	—	$—	18	$2.77
Exercised	(90)	$3.44	—	$—	—	$—
Terminated	—	$—	—	$—	(87)	$3.12
Balance as of December 31, 2021	450	$3.36	572	$3.63	476	$2.70
Granted	—	$—	—	$—	—	$—
Performance adjustment	—	$—	135	$4.61	—	$—
Employee transfer	32	$5.13	—	$—	49	$2.71
Exercised	(195)	$3.37	(270)	$4.61	—	$—
Terminated	—	$—	—	$—	(160)	$2.54
Balance as of December 31, 2022	287	$3.55	437	$3.32	365	$2.77
Granted	—	$—	—	$—	—	$—
Performance adjustment	—	$—	117	$3.03	—	$—
Employee transfer	—	$—	—	$—	—	$—
Exercised	(161)	$3.56	(251)	$3.03	—	$—
Terminated	—	$—	—	$—	(180)	$2.47
Balance as of December 31, 2023	126	$3.78	303	$3.45	185	$3.06
As of December 31, 2023, and 2022, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $1.1 million and is expected to be recognized over a weighted-average period of approximately one year, for each period.
In 2023, there was no cash received from stock options exercised. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of Genworth share-based awards was $0.5 million as of December 31, 2023.
(11)Related party transactions
Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $17.7 million, $30.4 million and $44.5 million in 2023, 2022 and 2021, respectively.
The investment portfolios of our insurance subsidiaries are managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the consolidated statements of income. The total investment expenses paid to Genworth were $5.7 million, $5.5 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans. See Note 9 and Note 10 for further information.
We provide certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.5 million, $0.7 million and $0.3 million for these services in 2023, 2022 and 2021, respectively.
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings, LLC. Refer to Note 3 for further details.
We paid cash dividends of $173.7 million, $204.6 million and $163.4 million to Genworth in 2023, 2022 and 2021, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. Refer to Note 15 for further details on dividend restrictions.
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
The consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of December 31:

(Amounts in thousands)	2023	2022
Amounts payable to Genworth	$8,186	$9,291
Amounts receivable from Genworth	$215	$167
(12)Commitments and contingencies
Leases
Our operating leases consist predominantly of office space. Operating lease right-of-use assets of $11.3 million and $13.6 million as of December 31, 2023 and 2022, respectively, were recorded in other assets on the consolidated balance sheets. Operating lease liabilities of $13.5 million and $15.9 million as of December 31, 2023 and 2022, respectively, were recorded in other liabilities on the consolidated balance sheets. Operating lease expenses were approximately $3.4 million, $3.4 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Our remaining lease terms ranged from less than 3 years to 4 years and had a weighted-average remaining lease term of 4 years and 5 years as of December 31, 2023, and 2022, respectively. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 7.1% as of

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
December 31, 2023 and 2022. The following table presents future minimum rent payments under operating leases as of December 31, 2023:

(Amounts in thousands)	Future minimum payments under operating leases
2024	$3,800
2025	3,885
2026	3,890
2027	3,936
2028	—
2029 and thereafter	—
Total lease payments	15,511
Imputed interest	(1,977)
Operating lease liabilities	$13,534
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
(13)Stockholders’ Equity
Share Repurchase Program
On November 1, 2022, our board of directors approved a share repurchase program authorizing the Company to spend up to $75 million, excluding commissions, to repurchase EHI common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. On August 1, 2023, we announced a new share repurchase authorization which allows for the purchase of an additional $100 million of EHI common stock. EHI generally operates its share repurchase programs pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. During the year ended December 31, 2023, the Company purchased 3,520,052 shares at an average price of $24.89 per share, excluding commissions, compared to 63,571 shares at an average price of $24.10 per share for the year ended December 31, 2022. As of December 31, 2023, $85.9 million

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
remained available under this program. All treasury stock has been retired or constructively retired as of December 31, 2023.
Subsequent to year end, the Company purchased 133,307 shares at an average price of $27.75 per share through January 31, 2024.
Cash Dividends
We paid a quarterly cash dividend of $0.16 per share in the fourth, third, and second quarters of 2023, and $0.14 per share in the first quarter of 2023. In the second, third, and fourth quarters of 2022, we paid quarterly cash dividends of $0.14 per share. On December 5, 2023, we paid a special cash dividend of $0.71 per share or approximately $113 million. This compared to a dividend of $1.12 per share, or approximately $183 million on December 6, 2022. Subsequent to year end, in February 2024, we announced our first quarter dividend of $0.16 per share.

(14)Accumulated other comprehensive income (loss)
The following table presents a roll-forward of accumulated other comprehensive income (loss), net of taxes:

(Amounts in thousands)	Net unrealized gains (losses) on investments	Foreign currency translation	Total
Balance January 1, 2021, net of tax	$208,378	$—	$208,378
Cumulative effect of changes in accounting	281	—	281
Other comprehensive income (loss) before reclassifications	(124,908)	(7)	(124,915)
Amounts reclassified from other comprehensive income (loss)	(163)	—	(163)
Total other comprehensive income (loss)	(124,790)	(7)	(124,797)
Balance December 31, 2021, net of tax	83,588	(7)	83,581
Other comprehensive income (loss) before reclassifications	(468,229)	159	(468,070)
Amounts reclassified from other comprehensive income (loss)	1,745	—	1,745
Total other comprehensive income (loss) and other adjustments	(466,484)	159	(466,325)
Balance December 31, 2022, net of tax	(382,896)	152	(382,744)
Other comprehensive income (loss) before reclassifications	141,263	4	141,267
Amounts reclassified from other comprehensive income (loss)	11,077	—	11,077
Total other comprehensive income (loss)	152,340	4	152,344
Balance December 31, 2023, net of tax	$(230,556)	$156	$(230,400)

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item in consolidated statement of income
(Amounts in thousands)	2023	2022	2021
Net unrealized gains (losses) on investments	$(14,022)	$(2,209)	$206	Net investment gains (losses)
Benefit (expense) for income taxes	2,945	464	(43)	Provision for income taxes
(15)Statutory information
Statutory Accounting Principles
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. These statements of statutory accounting principles (“SSAP”) are established by a variety of National Association of Insurance Commissioners ("NAIC") publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2023, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-to-capital ratios being different from what would have been reported had NAIC statutory accounting practices been followed.
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
Years Ended December 31, 2023, 2022 and 2021
(e)Under SSAP, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected in our U.S. GAAP financial statements.
The table below presents statutory net income, statutory policyholders’ surplus and contingency reserve for the combined insurance subsidiaries as of and for the years ended December 31:

(Amounts in thousands)	2023	2022	2021
Statutory net income	$665,078	$747,150	$593,093
Statutory policyholders’ surplus	$1,084,754	$1,135,797	$1,397,229
Contingency reserve	$3,959,716	$3,551,022	$3,042,117
Statutory Capital Requirements
Mortgage insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Our insurance subsidiaries are domiciled in North Carolina. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2023 and 2022, the risk-to-capital ratio for our combined insurance subsidiaries under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”) was approximately 11.6:1 and 12.8:1, respectively. Each of our insurance subsidiaries met its respective capital requirement as of 2023 and 2022.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
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
Our assessment of PMIERs compliance is based on a number of factors, including our understanding of the GSEs’ interpretation of the PMIERs financial requirements. The GSEs require our mortgage insurance subsidiaries not to exceed a maximum statutory RTC ratio of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit for reinsurance and other CRT transactions available under PMIERs indicated in their approval letters. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs. If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2023, we had available assets of $5,006 million against $3,119 million net required assets under PMIERs, compared to available assets of $5,206 million against $3,156 million net required assets as of December 31, 2022. The sufficiency above the PMIERs financial requirements as of December 31, 2023, was $1,887 million, compared to $2,050 million above the published PMIERs requirements as of December 31, 2022, resulting in a PMIERs sufficiency ratio of 161% and 165% as of December 31, 2023 and 2022, respectively. The sufficiency as of December 31, 2023, was above the requirement imposed by the GSE Restrictions that required us to maintain a PMIERs sufficiency ratio of 120% in 2022. The GSE Restrictions are no longer relevant to us, beginning in 2023.
Dividend Restrictions
The majority of our investments are held by our regulated U.S. mortgage insurance subsidiaries which may be limited in their ability to make dividends or distributions to a holding company in the future due to restrictions related to their capital levels. Our U.S. mortgage insurance subsidiaries are required to maintain minimum capital on a statutory basis, as well as pursuant to the PMIERs promulgated by the GSEs. Moreover, even where such dividends or distributions would not cause capital to fall below the minimum levels required by state insurance regulators and the GSEs, the ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on estimated statutory results as of December 31, 2023, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $336 million from unassigned surplus in 2024 without obtaining prior regulatory approval, although notice of the intent to pay must be provided to the Commissioner 30 days in advance thereof during which period the Commissioner may review the dividend pursuant to statutory standards.
(16)Earnings per share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the years ended December 31, 2023, 2022 and 2021, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well deferred stock units issued to our directors.
The following table presents the computation of earnings per share for the years ended December 31:

(Amounts in thousands, except per share amounts)	2023	2022	2021
Net income available to EHI common stockholders	$665,511	$704,157	$546,685
Net income per common share:
Basic	$4.14	$4.32	$3.36
Diluted	$4.11	$4.31	$3.36
Weighted average common shares outstanding:
Basic	160,870	162,838	162,840
Diluted	161,847	163,294	162,879

SCHEDULE I
ENACT HOLDINGS, INC.
Summary of Investments—Other Than Investments in Related Parties
As of December 31, 2023, the amortized cost, fair value and carrying value of our invested assets were as follows:

(Amounts in thousands)	Amortized cost	Fair value	Carrying value
Fixed maturity securities:
U.S. government, agencies and GSEs	$194,824	$195,129	$195,129
State and political subdivisions	511,906	438,214	438,214
Non-U.S. government	12,338	11,467	11,467
U.S. corporate	2,858,445	2,723,730	2,723,730
Non-U.S. corporate	725,163	689,663	689,663
Residential mortgage-backed	10,781	10,755	10,755
Other asset-backed	1,246,429	1,197,183	1,197,183
Total fixed maturity securities	$5,559,886	$5,266,141	$5,266,141
Short-term investments	20,219	20,219	20,219
Total investments	$5,580,105	$5,286,360	$5,286,360
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS

	December 31,
(Amounts in thousands)	2023	2022
Assets
Investments in subsidiaries	$4,935,514	$4,402,529
Fixed maturity securities available-for-sale, at fair value (amortized cost of $291,962 and $246,680 as of December 31, 2023 and 2022, respectively)	293,589	243,568
Short-term investments	10,326	3,047
Total investments	5,239,429	4,649,144
Cash and cash equivalents	151,611	206,428
Accrued investment income	2,289	1,683
Other assets	4,205	5,233
Total assets	$5,397,534	$4,862,488
Liabilities and equity
Liabilities:
Other liabilities	$19,771	$18,750
Long-term borrowings	745,416	742,830
Total liabilities	765,187	761,580
Equity:
Common stock	1,593	1,628
Additional paid-in capital	2,310,891	2,382,068
Accumulated other comprehensive income	(230,400)	(382,744)
Retained earnings	2,550,263	2,099,956
Total equity	4,632,347	4,100,908
Total liabilities and equity	$5,397,534	$4,862,488
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands)	2023	2022	2021
Revenues:
Net investment income	$23,998	$8,412	$43
Net investment gains (losses)	(238)	—	—
Total revenues	23,760	8,412	43
Expenses:
Acquisition and operating expenses, net of deferrals	11,493	10,532	4,500
Interest expense	51,867	51,699	51,009
Total expenses	63,360	62,231	55,509
Loss before income taxes and equity in income of subsidiaries	(39,600)	(53,819)	(55,466)
Benefit for income taxes	(8,427)	(11,343)	(11,683)
Loss before equity in income of subsidiaries	(31,173)	(42,476)	(43,783)
Equity in income of subsidiaries	696,684	746,633	590,468
Net income	$665,511	$704,157	$546,685
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2023	2022	2021
Net income	$665,511	$704,157	$546,685
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities	152,340	(466,484)	(125,071)
Foreign currency translation	4	159	(7)
Other comprehensive income (loss)	152,344	(466,325)	(125,078)
Total comprehensive income (loss)	$817,855	$237,832	$421,607
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$665,511	$704,157	$546,685
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	238	—	—
Equity in income from subsidiaries	(696,684)	(746,633)	(590,468)
Dividends from subsidiaries	312,500	484,500	230,000
Amortization of fixed maturity securities discounts and premiums	(4,859)	(1,191)	—
Stock-based compensation expense	15,279	9,883	1,496
Amortization of debt issuance costs	2,586	2,414	2,254
Other	—	(22)	67
Change in certain assets and liabilities:
Accrued investment income	(606)	(1,683)	—
Other assets	328	(803)	94
Other liabilities	(290)	(337)	1,359
Net cash provided by operating activities	294,003	450,285	191,487
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(95,202)	(249,141)	—
Purchase of equity interest	—	—	(27,304)
Proceeds from sales of fixed maturity securities available-for-sale	23,382	—	—
Maturities of fixed maturity securities available-for-sale	30,709	3,612	—
Change in short-term investments	(6,758)	(3,077)	—
Contributions to subsidiaries	(225)	(7,150)	—
Net cash used in investing activities	(48,094)	(255,756)	(27,304)
Cash flows from financing activities:
Repurchase of common stock	(87,762)	(1,532)	—
Dividends paid	(212,964)	(250,776)	(200,294)
Net cash used in financing activities	(300,726)	(252,308)	(200,294)
Net increase (decrease) in cash and cash equivalents	(54,817)	(57,779)	(36,111)
Cash and cash equivalents at beginning of year	206,428	264,207	300,318
Cash and cash equivalents at end of year	$151,611	$206,428	$264,207
Supplementary disclosure of cash flow information:
Non-cash capital contributions from Genworth	$—	$—	$903
Non-cash capital contributions to subsidiaries	$195	$—	$(903)
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
NOTES TO SCHEDULE II
Years Ended December 31, 2023, 2022 and 2021
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
During 2023, EHI contributed $225 thousand into Enact Re Ltd. and subsequently contributed the Enact Re Ltd. legal entity to EMICO.
In November 2021, we completed the acquisition of Genworth Financial Mauritius Holdings Limited from Genworth Financial International Holdings, LLC. Refer to Note 3 in our audited consolidated financial statements for further details.
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
(3)Borrowings
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2023	2022
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(4,584)	(7,170)
Total	$745,416	$742,830
On August 21, 2020, EHI issued $750 million in aggregate principal amount of 6.5% senior notes due in 2025. These notes mature on August 15, 2025, but EHI may redeem the notes in whole or in part at any time prior to February 15, 2025, at EHI’s option by paying a make-whole premium plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, EHI may redeem the notes in whole or in part at its option at 100% of the principal amount plus accrued and unpaid interest. The notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if EHI breaches the terms of the indenture.

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
Revolving Credit Agreement
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million, including the ability for EHI to increase the commitments under the Facility, on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Borrowings under the Facility will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at EHI’s option, plus an applicable margin. The applicable margins are based on the ratings established by certain debt rating agencies for EHI’s senior unsecured debt. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date.
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance of all covenants of the Facility and the Facility has remained undrawn through December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears below.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Enact Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Raleigh, North Carolina
February 29, 2024

Item 9B. Other Information
Share Services Agreement
The Shared Services Agreement dated August 4, 2021 between Genworth Financial, Inc. and Enact Holdings, Inc. was amended and restated on February 1, 2024 and attached as Exhibit 10.4 to this Annual Report.
Incentive compensation clawback
In October 2022, the SEC adopted final rules requiring the recovery of erroneously awarded compensation as mandated by the Dodd-Frank Act. In 2023, pursuant to the final rules, Nasdaq established listing standards that require listed companies to adopt and comply with a compensation recovery policy, often known as a clawback policy. In the event a company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error was recognized in the current period or if the error was left uncorrected in the current period, the company must recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. The recoverable amount would be the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The Company revised its Incentive-Based Compensation Recovery Policy to include the applicable provisions of the final rule, which is attached as Exhibit 97 to this Annual Report.
Trading Plans
During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. Financial Statements — See the "Index to Financial Statements" included in Item 8 of this report for a list of the financial statements filed as part of this report.
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

10.1
Amended and Restated Master Agreement, dated August 29, 2023, between Genworth Financial and Enact Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2023).

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

10.4*	Amended and Restated Shared Services Agreement, dated February 1, 2024, between Enact Holdings, Inc. and Genworth Financial, Inc.

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

10.7+
Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Genworth Financial, Inc. for the fiscal year ended December 31, 2015).

10.8+
Form of Indemnification Agreement between Enact Holdings, Inc. and its directors and officers (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 13, 2021).

10.9
Registration Rights Agreement dated as of September 20, 2021 between Enact Holdings, Inc. and the Bayview entities listed therein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022).

10.10+
Enact Holdings, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022).

10.11
Performance Stock Unit and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.12
Investment Management and Services Agreement between Enact Mortgage Insurance Corporation and Genworth North America Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.13
Credit Agreement, dated June 30, 2022, among Enact Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2022).

10.14+
Enact Holdings, Inc. Change of Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2022).

10.15*	Amended Director Deferred Stock Unit Agreement

10.16
Share Repurchase Agreement, dated November 1, 2022, by and between Enact Holdings, Inc. and Genworth Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2022).

10.17+
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

10.19+
First Amendment to the Enact Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.20
Share Repurchase Agreement, dated August 1, 2023, by and between Enact Holdings, Inc. and Genworth Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2023).

10.21
Form of 2023-2025 Performance Stock Unit Agreement under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.22
Form of 2023-2025 Restricted Stock Unit Agreements under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

21*	List of subsidiaries of Enact Holdings, Inc.

23*	Consent of KPMG LLP, independent registered accounting firm

24*	Power of attorney

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Incentive-Based Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL
+ Indicates management contract and compensatory plan
* Filed herewith
** Furnished herewith

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2024.

By:	/s/ Rohit Gupta
Name:	Rohit Gupta
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rohit Gupta	President, Chief Executive Officer and Director (principal executive officer)	February 29, 2024
Rohit Gupta

/s/ Hardin Dean Mitchell	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 29, 2024
Hardin Dean Mitchell

/s/ James McMullen	Vice President, Controller and Principal Accounting Officer	February 29, 2024
James McMullen

*	Director	February 29, 2024
Thomas J. McInerney

*	Director	February 29, 2024
Jerome T. Upton

*	Director	February 29, 2024
Dominic Addesso

*	Director	February 29, 2024
Michael A. Bless

*	Director	February 29, 2024
John D. Fisk

*	Director	February 29, 2024
Sheila Hooda

*	Director	February 29, 2024
Robert P. Restrepo Jr.

*	Director	February 29, 2024
Debra W. Still

*	Director	February 29, 2024
Westley V. Thompson

*	Director	February 29, 2024
Anne G. Waleski

*By:	/s/ Rohit Gupta
Rohit Gupta
Attorney-in-Fact