Form 10-Q
period 2024-03-31
Enact Holdings, Inc.
filed 2024-05-03
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2024, there were 157,292,326 shares of Common Stock, par value $0.01 per share, outstanding.

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
•uncertainty around the time loans remain in our delinquent inventory including effects of forbearance programs and foreclosure timing;
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
•risks related to emerging and changing technologies, including artificial intelligence;
•fluctuations and continued increases in interest rates;
•limited availability of capital and the need to seek additional capital on unfavorable terms;
•limited availability of reinsurance;
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
•risks relating to our continuing relationship with Genworth;
•changes in tax laws;
•litigation, regulatory investigations or other actions;
•inability to attract and retain key employees;
•failure or any compromise of the security of our computer systems, disaster recovery systems, business continuity plans and failures to safeguard or breaches of confidential information; and
•occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change.
We provide additional information regarding these and other risks and uncertainties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024. In addition, unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We therefore caution you against relying on any forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,653,873 and $5,559,886 as of March 31, 2024, and December 31, 2023, respectively)	$5,351,138	$5,266,141
Short-term investments, at fair value	9,963	20,219
Total investments	5,361,101	5,286,360
Cash and cash equivalents	614,330	615,683
Accrued investment income	43,450	41,559
Deferred acquisition costs	24,861	25,006
Premiums receivable	43,927	45,070
Other assets	126,644	88,306
Deferred tax asset	89,370	88,489
Total assets	$6,303,683	$6,190,473
Liabilities and equity
Liabilities:
Loss reserves	$531,443	$518,191
Unearned premiums	138,886	149,330
Other liabilities	173,500	145,189
Long-term borrowings	746,090	745,416
Total liabilities	1,589,919	1,558,126
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 157,704 shares issued and outstanding as of March 31, 2024, and 159,344 shares issued and outstanding as of December 31, 2023)	1,577	1,593
Additional paid-in capital	2,264,198	2,310,891
Accumulated other comprehensive income	(237,477)	(230,400)
Retained earnings	2,685,466	2,550,263
Total equity	4,713,764	4,632,347
Total liabilities and equity	$6,303,683	$6,190,473
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Premiums	$240,747	$235,108
Net investment income	57,111	45,341
Net investment gains (losses)	(6,684)	(122)
Other income	402	612
Total revenues	291,576	280,939
Losses and expenses:
Losses incurred	19,501	(10,984)
Acquisition and operating expenses, net of deferrals	50,934	51,705
Amortization of deferred acquisition costs and intangibles	2,259	2,640
Interest expense	12,961	13,065
Total losses and expenses	85,655	56,426
Income before income taxes	205,921	224,513
Provision for income taxes	44,933	48,525
Net income	$160,988	$175,988

Net income per common share:
Basic	$1.01	$1.08
Diluted	$1.01	$1.08
Weighted average common shares outstanding:
Basic	158,818	162,442
Diluted	160,087	163,179
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Net income	$160,988	$175,988
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(7,079)	62,510
Foreign currency translation gain (loss)	2	(8)
Other comprehensive income (loss)	(7,077)	62,502
Total comprehensive income (loss)	$153,911	$238,490
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended March 31, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
Comprehensive income (loss):
Net income	—	—	—	160,988	160,988
Other comprehensive income (loss), net of taxes	—	—	(7,077)	—	(7,077)
Repurchase of common stock	(17)	(49,707)	—	—	(49,724)
Stock-based compensation expense and exercises and other	1	3,014	—	(328)	2,687
Dividends	—	—	—	(25,457)	(25,457)
Balance as of March 31, 2024	$1,577	$2,264,198	$(237,477)	$2,685,466	$4,713,764

	Three months ended March 31, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income (loss):
Net income	—	—	—	175,988	175,988
Other comprehensive income (loss), net of taxes	—	—	62,502	—	62,502
Repurchase of common stock	(10)	(22,190)	—	—	(22,200)
Stock-based compensation expense and exercises and other	1	2,403	—	(225)	2,179
Dividends	—	—	—	(22,756)	(22,756)
Balance as of March 31, 2023	$1,619	$2,362,281	$(320,242)	$2,252,963	$4,296,621

See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Cash flows from operating activities:
Net income	$160,988	$175,988
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	6,684	122
Amortization of fixed maturity securities discounts and premiums	(2,437)	(657)
Amortization of deferred acquisition costs and intangibles	2,259	2,640
Acquisition costs deferred	(1,399)	(1,546)
Deferred income taxes	1,032	2,626
Stock-based compensation expense	3,937	2,179
Amortization of debt issuance costs	674	630
Change in certain assets and liabilities:
Accrued investment income	(1,891)	(101)
Premiums receivable	1,143	(267)
Other assets	447	986
Loss reserves	13,252	(17,581)
Unearned premiums	(10,444)	(14,037)
Other liabilities	13,051	(31,643)
Net cash provided by operating activities	187,296	119,339
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(409,240)	(121,118)
Purchase of equity interest	(5,512)	—
Proceeds from sales of fixed maturity securities available-for-sale	190,227	19,544
Proceeds from maturities of fixed maturity securities available-for-sale	104,412	136,776
Net change in short-term investments	10,254	863
Other	(3,609)	(2,602)
Net cash provided by (used in) investing activities	(113,468)	33,463
Cash flows from financing activities:
Repurchase of common stock	(49,724)	(22,200)
Dividends paid	(25,457)	(22,756)
Net cash used in financing activities	(75,181)	(44,956)
Net increase (decrease) in cash and cash equivalents	(1,353)	107,846
Cash and cash equivalents at beginning of period	615,683	513,775
Cash and cash equivalents at end of period	$614,330	$621,621
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)Nature of business, organization structure and basis of presentation
The accompanying unaudited condensed consolidated financial statements include, on a consolidated basis, the accounts of Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us” or “our”) (formerly known as Genworth Mortgage Holdings, Inc.). EHI is a subsidiary of Genworth Financial, Inc. (“Genworth”) and has been since EHI’s incorporation in Delaware in 2012. In September 2021, we completed a minority initial public offering (“IPO”) of 18.4% of EHI’s common stock.
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
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $500 million into Enact Re during 2023. As of March 31, 2024, Enact Re reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements and invests in new business opportunities for Enact, including assumption of excess of loss reinsurance relating to GSE risk share.
We operate our business in a single segment, which is how our chief operating decision maker (who is our Chief Executive Officer) reviews our financial performance and allocates resources. Our segment includes a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our condensed consolidated financial statements.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022.
(2)Accounting changes
Accounting Pronouncements Recently Adopted
We have not adopted new accounting pronouncements in 2024.
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB released guidance under ASC 280 related to segment reporting disclosures. The update requires incremental disclosure around significant segment expenses, measures of segment profit or loss used by the chief operating decision maker (“CODM”) and the CODM’s use of these metrics. The guidance also requires segment disclosures for entities with a single reportable segment. This guidance is effective for us for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025 using the retrospective method, with early adoption permitted, which we do not intend to elect. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
Income Tax Disclosure
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. This guidance is effective for us for annual reporting periods beginning on January 1, 2025 using the prospective method, with early adoption permitted, which we do not intend to elect. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Fixed maturity securities available-for-sale	$51,156	$41,375
Cash, cash equivalents and short-term investments	7,645	5,620
Gross investment income before expenses and fees	58,801	46,995
Investment expenses and fees	(1,690)	(1,654)
Net investment income	$57,111	$45,341

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Fixed maturity securities available-for-sale:
Gross realized gains	$203	$—
Gross realized (losses)	(6,876)	(122)
Net realized gains (losses)	(6,673)	(122)
Net change in allowance for credit losses on commitment	(11)	—
Net investment gains (losses)	$(6,684)	$(122)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of March 31, 2024, or December 31, 2023, or activity during the three months ended March 31, 2024.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	March 31, 2024	December 31, 2023
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(302,735)	$(293,745)
Short-term investments	(2)	—
Unrealized gains (losses) on investment securities	(302,737)	(293,745)
Income taxes	65,102	63,189
Net unrealized investment gains (losses)	$(237,635)	$(230,556)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Beginning balance	$(230,556)	$(382,896)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(15,665)	79,366
Provision for income taxes	3,314	(16,952)
Change in unrealized gains (losses) on investment securities	(12,351)	62,414
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1,401) and $(26), respectively	5,272	96
Change in net unrealized investment gains (losses)	(7,079)	62,510
Ending balance	$(237,635)	$(320,386)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
Fixed Maturity Securities Available-For-Sale
As of March 31, 2024, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$252,372	$494	$(2,417)	$250,449
State and political subdivisions	516,419	1,975	(75,954)	442,440
Non-U.S. government	12,316	2	(937)	11,381
U.S. corporate	2,890,784	12,654	(158,124)	2,745,314
Non-U.S. corporate	723,441	2,778	(39,582)	686,637
Residential mortgage-backed	9,795	33	(74)	9,754
Other asset-backed	1,248,746	3,145	(46,728)	1,205,163
Total fixed maturity securities available-for-sale	$5,653,873	$21,081	$(323,816)	$5,351,138
Short-term investments	9,965	—	(2)	9,963
Total investments	$5,663,838	$21,081	$(323,818)	$5,361,101
As of December 31, 2023, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$194,824	$1,196	$(891)	$195,129
State and political subdivisions	511,906	2,091	(75,783)	438,214
Non-U.S. government	12,338	16	(887)	11,467
U.S. corporate	2,858,445	19,839	(154,554)	2,723,730
Non-U.S. corporate	725,163	4,288	(39,788)	689,663
Residential mortgage-backed	10,781	38	(64)	10,755
Other asset-backed	1,246,429	2,848	(52,094)	1,197,183
Total fixed maturity securities available-for-sale	$5,559,886	$30,316	$(324,061)	$5,266,141
Short-term investments	20,219	1	(1)	20,219
Total investments	$5,580,105	$30,317	$(324,062)	$5,286,360

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2024:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$179,665	$(1,597)	33	$27,461	$(820)	12	$207,126	$(2,417)	45
State and political subdivisions	2,533	(8)	2	411,794	(75,946)	86	414,327	(75,954)	88
Non-U.S. government	—	—	—	9,489	(937)	1	9,489	(937)	1
U.S. corporate	395,722	(6,965)	127	1,849,056	(151,159)	380	2,244,778	(158,124)	507
Non-U.S. corporate	65,803	(391)	24	491,478	(39,191)	112	557,281	(39,582)	136
Residential mortgage-backed	—	—	—	4,391	(74)	4	4,391	(74)	4
Other asset-backed	96,404	(393)	40	706,502	(46,335)	172	802,906	(46,728)	212
Total for fixed maturity securities in an unrealized loss position	$740,127	$(9,354)	226	$3,500,171	$(314,462)	767	$4,240,298	$(323,816)	993
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
For all securities in an unrealized loss position without an allowance for credit losses, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell, nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of March 31, 2024, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$451,940	$446,335
Due after one year through five years	1,953,086	1,838,150
Due after five years through ten years	1,770,978	1,645,235
Due after ten years	219,328	206,501
Subtotal	4,395,332	4,136,221
Residential mortgage-backed	9,795	9,754
Other asset-backed	1,248,746	1,205,163
Total fixed maturity securities available-for-sale	$5,653,873	$5,351,138
As of March 31, 2024, securities issued by the finance and insurance, technology and communications, utilities, and consumer—non-cyclical industry groups represented approximately 32%, 12%, 12%, and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of March 31, 2024, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of March 31, 2024, and December 31, 2023, $26.3 million and $25.7 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the assets on deposit in these trusts was $103.7 million as of March 31, 2024, and $77.9 million as of December 31, 2023.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2024.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of March 31, 2024, and December 31, 2023.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 89% of our portfolio was priced using third-party pricing services as of March 31, 2024. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2024:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$250,449	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$442,440	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$11,381	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,323,803	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$526,637	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$9,754	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,200,372	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $171.9 million and $79.4 million, respectively, as of March 31, 2024. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $17.0 million as of March 31, 2024.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $317.9 million as of March 31, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$250,449	$—	$250,449	$—
State and political subdivisions	442,440	—	442,440	—
Non-U.S. government	11,381	—	11,381	—
U.S. corporate	2,745,314	—	2,495,715	249,599
Non-U.S. corporate	686,637	—	606,083	80,554
Residential mortgage-backed	9,754	—	9,754	—
Other asset-backed	1,205,163	—	1,200,372	4,791
Total fixed maturity securities	5,351,138	—	5,016,194	334,944
Short-term investments	9,963	—	9,963	—
Total	$5,361,101	$—	$5,026,157	$334,944

	December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$195,129	$—	$195,129	$—
State and political subdivisions	438,214	—	438,214	—
Non-U.S. government	11,467	—	11,467	—
U.S. corporate	2,723,730	—	2,476,525	247,205
Non-U.S. corporate	689,663	—	608,342	81,321
Residential mortgage-backed	10,755	—	10,755	—
Other asset-backed	1,197,183	—	1,194,225	2,958
Total fixed maturity securities	5,266,141	—	4,934,657	331,484
Short-term investments	20,219	—	20,219	—
Total	$5,286,360	$—	$4,954,876	$331,484
We had no liabilities recorded at fair value as of March 31, 2024, and December 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2024	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$247,205	$(7)	$(1,892)	$—	$—	$(358)	$4,651	$—	$249,599	$(7)	$(1,892)
Non-U.S. corporate	81,321	7	(669)	—	—	(105)	—	—	80,554	7	(669)
Other asset-backed	2,958	8	38	3,935	—	(60)	—	(2,088)	4,791	8	13
Total	$331,484	$8	$(2,523)	$3,935	$—	$(523)	$4,651	$(2,088)	$334,944	$8	$(2,548)

	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2023	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,626	$(13)	$4,024	$3,000	$(6,899)	$(4,408)	$—	$—	$216,330	$(9)	$3,749
Non-U.S. corporate	95,154	(725)	2,767	3,759	(3,543)	(23,281)	—	—	74,131	8	1,432
Other asset-backed	3,481	3	14	—	—	—	—	(2,514)	984	3	(4)
Total	$319,261	$(735)	$6,805	$6,759	$(10,442)	$(27,689)	$—	$(2,514)	$291,445	$2	$5,177
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

Purchases, sales, and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.
The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities recorded within net investment income.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2024:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$247,646	Credit spreads	14 - 176	102
Non-U.S. corporate	Internal models	$70,250	Credit spreads	79 - 139	106
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

	March 31, 2024		December 31, 2023
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$746,090	$750,525	$745,416	$748,785
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	March 31, 2024	December 31, 2023
Domestic mortgage insurance	$530,770	$517,515
Run-off and other reserves	673	676
Total loss reserves	$531,443	$518,191

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the three months ended March 31, is summarized as follows:

(Amounts in thousands)	2024	2023
Gross loss reserves, beginning balance	$517,515	$518,330
Reinsurance recoverable, beginning balance	(1,294)	—
Net loss reserves, beginning balance	516,221	518,330

Losses and LAE incurred related to current accident year	74,364	60,298
Losses and LAE incurred related to prior accident years	(54,848)	(71,329)
Total incurred	19,516	(11,031)

Losses and LAE paid related to current accident year	(191)	(137)
Losses and LAE paid related to prior accident years	(6,548)	(6,516)
Total paid	(6,739)	(6,653)

Net loss reserves, ending balance	528,998	500,646
Reinsurance recoverable, ending balance	1,772	—
Gross loss reserves, ending balance	$530,770	$500,646

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
For the three months ended March 31, 2024, losses and LAE incurred of $74 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $60 million for the three months ended March 31, 2023.
We also recorded favorable reserve adjustments primarily on prior accident year reserves of $54 million, which were driven primarily by delinquencies from early 2023 and prior, as recent uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. During the first three months of 2023, we released $70 million of reserves primarily driven by cure performance of delinquencies from 2020 and 2021 related to COVID-19.
(6)Reinsurance
We reinsure a portion of our policy risks to third parties in order to reduce our ultimate losses, diversify our exposures and comply with regulatory requirements. We also assume certain policy risks written by other companies.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Net premiums written:
Direct	$255,160	$240,939
Assumed	1,571	59
Ceded	(26,428)	(19,927)
Net premiums written	$230,303	$221,071

Net premiums earned:
Direct	$265,604	$254,976
Assumed	1,571	59
Ceded	(26,428)	(19,927)
Net premiums earned	$240,747	$235,108
The difference between written premiums of $230.3 million and earned premiums of $240.7 million represents the decrease in unearned premiums for the three months ended March 31, 2024. The difference between written premiums of $221.1 million and earned premiums of $235.1 million represents the decrease in unearned premiums for the three months ended March 31, 2023. In both periods, the decrease in unearned premiums was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of March 31, 2024:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-1 Ltd.	3/02/2021	1/01/2014 - 12/31/2018, 10/01/2019 - 12/31/2019	$212	$211	$495	$48
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$188	$303	$164
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$302	$372	$237
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$244	$248	$248
Total						$697

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2020 XOL	1/01/2020	1/01/2020 - 12/31/2020	$691	$689	$168	$14
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$669	$206	$122
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$460	$196	$195
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$383	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$316	$289	$207
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$263	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$255	$201	$191
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$360	$180	$180
2024-1 XOL	2/01/2024	1/01/2024 - 12/31/2024	$78	$78	$51	$51
Total						$1,021
Quota Share Reinsurance
EMICO engages in quota share reinsurance agreements with panels of traditional third-party reinsurers. Under the agreements, we cede premiums earned on all eligible policies in exchange for reimbursement of ceded claims and claims expenses on covered policies, a specific ceding commission and profit commission determined based on ceded claims. EMICO has rights to terminate the reinsurance agreements upon the occurrence of certain events. Reinsurance recoverables are recorded in Other assets on the consolidated balance sheets.

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	16.125%	20%	up to 55%
QS 2024-1	1/03/2024	1/01/2024 - 12/31/2024	21.225%	20%	up to 55%

(7)Borrowings
On August 21, 2020, we issued $750 million aggregate principal amount of 6.5% senior notes due in 2025 (the “2025 Senior Notes”). The 2025 Senior Notes mature on August 15, 2025, but at any time on or after February 15, 2025, we may redeem the notes in whole or in part at our option at 100% of the principal amount plus accrued and unpaid interest. The 2025 Senior Notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if we breach the terms of the indenture.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	March 31, 2024	December 31, 2023
6.5% Senior Notes, due 2025	$750,000	$750,000
Deferred borrowing charges	(3,910)	(4,584)
Total	$746,090	$745,416
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through March 31, 2024.
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three-month periods ended March 31, 2024 and 2023, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $2.8 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively.
The investment portfolios of our insurance subsidiaries are managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.5 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
In prior periods, we provided certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.1 million for these services for the three months ended March 31, 2023.

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
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	March 31, 2024	December 31, 2023
Amounts payable to Genworth	$7,226	$8,186
Amounts receivable from Genworth	$789	$215
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2024 and 2023, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well as deferred stock units issued to our directors.
The calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2024	2023
Net income available to EHI common stockholders	$160,988	$175,988
Net income per common share:
Basic	$1.01	$1.08
Diluted	$1.01	$1.08
Weighted average common shares outstanding:
Basic	158,818	162,442
Diluted	160,087	163,179

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2024, net of tax	$(230,556)	$156	$(230,400)
Other comprehensive income (loss) before reclassifications	(12,351)	2	(12,349)
Amounts reclassified from other comprehensive income (loss)	5,272	—	5,272
Total other comprehensive income (loss)	(7,079)	2	(7,077)
Balance as of March 31, 2024, net of tax	$(237,635)	$158	$(237,477)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2023, net of tax	$(382,896)	$152	$(382,744)
Other comprehensive income (loss) before reclassifications	62,414	(8)	62,406
Amounts reclassified from other comprehensive income (loss)	96	—	96
Total other comprehensive income (loss)	62,510	(8)	62,502
Balance as of March 31, 2023, net of tax	$(320,386)	$144	$(320,242)

The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statements of income
	Three months ended March 31,
(Amounts in thousands)	2024	2023
Net unrealized gains (losses) on investments	$(6,673)	$(122)	Net investment gains (losses)
Benefit (expense) from income taxes	1,401	26	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On August 1, 2023, we announced the authorization of a new share repurchase program which allows for the repurchase of up to $100 million of EHI’s common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 and Rule 10b-18 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
program is not expected to change Genworth’s ownership interest in Enact post completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
During the three months ended March 31, 2024, the Company purchased 1,779,838 shares at an average price of $27.51 per share, excluding commissions. During the three months ended March 31, 2023, the Company purchased 916,776 shares at an average price of $24.19 per share, excluding commissions. As of March 31, 2024, $36.9 million remained available under the share repurchase programs. All treasury stock has been retired as of March 31, 2024.
Subsequent to quarter end, the Company purchased 412,678 shares at an average price of $30.07 per share through April 30, 2024. We also announced a new share repurchase authorization that allows for the purchase of an additional $250 million of EHI common stock.
Cash Dividends
We paid a quarterly cash dividend of $0.16 per share in the first quarter of 2024 and $0.14 per share in the first quarter of 2023. Subsequent to quarter end, we announced an increase to our second quarter dividend to $0.185 per common share.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2024 and 2023, and our audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 (the “Annual Report”).
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
Trends and Conditions
Macroeconomic environment. During the first quarter of 2024, the United States economy faced uncertainty due to continued inflationary pressure, the geopolitical environment and lingering concerns around a possible recession.
Inflationary pressures have remained a challenge, with the Bureau of Labor Statistics reporting in March 2024 that the Consumer Price Index was 3.5% year-over-year. The Federal Reserve has taken an aggressive approach towards addressing inflation through interest rate increases and a reduction of its balance sheet. The Federal Reserve raised interest rates four times in 2023 following seven rate increases in 2022. Mortgage rates have remained elevated after reaching more than 20-year highs towards the end of 2023.
Mortgage origination activity remained slow during the first quarter of 2024 in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated due to high interest rates and elevated home prices, only marginally offset by rising median family income according to the National Association of Realtors Housing Affordability Index. National housing prices rose modestly throughout 2023 but remained consistent into the first quarter of 2024, according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate as of March 31, 2024, was 3.8%, up slightly from December 31, 2023. As of March 31, 2024, the number of unemployed Americans stands at approximately 6.4 million and the number of long-term unemployed Americans (over 26 weeks out of the workforce) was approximately 1.2 million.
Forbearance and loss mitigation programs. In response to COVID-19, borrowers were allowed extended forbearance options to temporarily suspend mortgage payments up to 18 months subject to certain limits. Extended forbearance timelines permitted through the CARES Act and GSE COVID-19 servicing-related policies were retired in 2023. Borrowers that meet general hardship and program guidelines continue to have access to standard forbearance policies as a loss mitigation option. Additionally, in March 2023, the GSEs announced new loss mitigation programs that allow six-month payment deferrals for borrowers facing financial hardship.

Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. As of March 31, 2024, approximately 1.1%, or 10,479, of our active primary policies were reported in a forbearance plan, of which approximately 26% were reported as delinquent.
Regulatory developments. Private mortgage insurance market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products.
On October 24, 2022, the FHFA announced the validation and approval of both the FICO 10T credit score model and the VantageScore 4.0 credit score model for use by the GSEs as well as changing the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies and instead only requiring credit reports from two of the three nationwide credit reporting agencies. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. In February 2024, the FHFA announced preliminary implementation in the fourth quarter of 2025. Implementation will require system and process updates along with coordination across stakeholders of the industry.
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
Our portfolio. New insurance written of $10.5 billion in the first quarter of 2024 decreased 20% compared to the first quarter of 2023 primarily due to a smaller estimated mortgage insurance market and lower estimated market share. Our primary persistency rate was 85% during the first quarter of 2024 and the first quarter of 2023. The persistency rate remains higher than historical levels driven by a large percentage of our in-force policies with mortgage rates below current mortgage rates. Elevated persistency has continued to offset the decline in new insurance written, leading to an increase in primary insurance in-force (“IIF”) of approximately $0.7 billion since December 31, 2023.
Net earned premiums increased approximately 2% in the first quarter of 2024 compared to the first quarter of 2023 primarily as a result of insurance in-force growth, partially offset by higher ceded premiums.
Loss experience. Our loss ratio for the three months ended March 31, 2024, was 8% as compared to (5)% for the three months ended March 31, 2023. Both periods were impacted by favorable reserve development. In the first quarter of 2024, we released $54 million of reserves primarily on delinquencies from early 2023 and prior, as recent uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. This compares to the first quarter of 2023, where we recorded a $70 million reserve release primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021.
The severity of loss on loans that go to claim may be negatively impacted by the extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated, in part, by embedded home price appreciation. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
New delinquencies in the first quarter of 2024 increased compared to the first quarter of 2023 primarily due to the aging of large, newer books of business. Current period primary delinquencies of 11,395 contributed $74 million of loss expense in the first quarter of 2024. We incurred $58 million of losses from 9,599 current period delinquencies in the first quarter of 2023. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 8% of our primary new delinquencies in the first quarter of 2024 were subject to a forbearance plan as compared to 17% in the first quarter of 2023. Due to the declining number of new delinquencies in forbearance, we no longer differentiate the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.
Capital requirements and ratings. As of March 31, 2024, EMICO’s risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 11.2:1, compared with a risk-to-capital ratio of 11.6:1 and 12.7:1 as of December 31, 2023, and March 31, 2023, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of March 31, 2024, we had estimated available assets of $4,853 million against $2,970 million net required assets under PMIERs compared to available assets of $5,006 million against $3,119 million net required assets as of December 31, 2023. The sufficiency ratio as of March 31, 2024, was 163%, or $1,883 million, above the PMIERs requirements, compared to 161%, or $1,887 million, above the PMIERs requirements as of December 31, 2023. PMIERs sufficiency for the quarter increased modestly as compared to December 31, 2023. Our PMIERs required assets as of March 31, 2024, and December 31, 2023, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $48 million of benefit to our March 31, 2024 PMIERs required assets compared to $73 million of benefit as of December 31, 2023. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Our PMIERs required assets also benefited from a reinsurance credit of $1,722 million and $1,714 million related to third-party reinsurance as of March 31, 2024, and December 31, 2023, respectively.
On January 8, 2024, S&P Global Ratings upgraded the long-term financial strength and issuer credit ratings of EMICO from BBB+ to A-.

Recent transactions. In November 2023, we contributed $250 million into Enact Re, our wholly owned Bermuda-based subsidiary. This contribution supported the increase to the ceding percentage of our previously announced affiliate quota share agreements from 7.5% to 12.5% during the first quarter of 2024, and a new quota share reinsurance agreement which cedes 12.5% of EMICO’s 2024 new insurance written. The contribution also supports new business opportunities, which primarily includes the continued execution of GSE credit risk transfer.
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
Capital returns. In March 2024, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that supports our ability to pay a quarterly dividend. We paid a dividend of $0.16 per common share during the first quarter of 2024. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
On August 1, 2023, we announced the authorization of a new share repurchase program which allows for the repurchase of up to an additional $100 million of EHI’s common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 and Rule 10b-18 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to materially change Genworth’s ownership interest in Enact post completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
Subsequent to quarter end, on May, 1, 2024, we announced a share repurchase authorization of $250 million along with an increase to our quarterly dividend to $0.185 per common share.
Returning capital to shareholders, balanced with our growth and risk management priorities, remains a priority as we look to drive shareholder value through time. Future return of capital will be shaped by our capital prioritization framework: supporting our existing policyholders, growing our mortgage insurance business, funding attractive new business opportunities and returning capital to shareholders. Our total return of capital will also be based on our view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

Results of Operations and Key Metrics
Results of Operations
Three months ended March 31, 2024, compared to three months ended March 31, 2023
The following table sets forth our consolidated results for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in thousands)	2024	2023	2023 vs. 2022
Revenues:
Premiums	$240,747	$235,108	$5,639	2%
Net investment income	57,111	45,341	11,770	26%
Net investment gains (losses)	(6,684)	(122)	(6,562)	NM(1)
Other income	402	612	(210)	(34)%
Total revenues	291,576	280,939	10,637	4%
Losses and expenses:
Losses incurred	19,501	(10,984)	30,485	(278)%
Acquisition and operating expenses, net of deferrals	50,934	51,705	(771)	(1)%
Amortization of deferred acquisition costs and intangibles	2,259	2,640	(381)	(14)%
Interest expense	12,961	13,065	(104)	(1)%
Total losses and expenses	85,655	56,426	29,229	52%
Income before income taxes	205,921	224,513	(18,592)	(8)%
Provision for income taxes	44,933	48,525	(3,592)	(7)%
Net income	$160,988	$175,988	$(15,000)	(9)%
Loss ratio (2)	8%	(5)%
Expense ratio (3)	22%	23%
Net earned premium rate (4)	0.37%	0.38%
_______________
(1)We define “NM” as not meaningful for increases or decreases greater than 300%.
(2)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(3)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of deferred acquisition costs and intangibles by net earned premiums.
(4)Net earned premium rate is calculated by dividing earned premium by average primary IIF.
Revenues
Premiums increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily as a result of insurance in-force growth, partially offset by higher ceded premiums. The net earned premium rate was 0.37% for the three months ended March 31, 2024, relatively consistent with 0.38% for the three months ended March 31, 2023.
Net investment income increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher yields as a result of rising interest rates coupled with higher average invested assets.
Net investment losses in the first quarter of 2024 and 2023 were driven by realized losses on the sale of fixed maturity securities. The increase in first quarter of 2024 relates to our yield optimization strategy that allows us to reinvest sales proceeds and recoup higher investment income over the next couple of years.
Losses and expenses
Losses incurred during the first quarter of 2024 and 2023 were both impacted by prior year development. In the first quarter of 2024, we recorded a reserve release of $54 million primarily related to delinquencies from early 2023 and prior, as recent uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. In the first quarter of 2023, we recorded a $70 million reserve release primarily driven by cure performance of delinquencies from 2020 and 2021 related to COVID-19. Current period primary delinquencies of 11,395 contributed $74 million of loss expense in the three months ended March 31, 2024. This compares to $58 million of loss expense from 9,599 primary delinquencies in the first quarter of 2023.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the three months ended March 31,:

(Amounts in thousands)	2024	2023
Losses and LAE incurred related to current accident year	$74,364	$60,298
Losses and LAE incurred related to prior accident years	(54,848)	(71,329)
Total incurred (1)	$19,516	$(11,031)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased for the three months ended March 31, 2024, driven by the impact of our cost reduction initiatives, including the impact from our previously announced renegotiated shared services agreement with Genworth.
The expense ratio decreased in the current quarter due to a decline in expenses and premium growth.
Interest expense primarily relates to our 2025 Senior Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.
Provision for income taxes
The effective tax rate was 21.8% and 21.6% for the three months ended March 31, 2024 and 2023, respectively.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Net income	$160,988	$175,988
Adjustments to net income:
Net investment (gains) losses	6,684	122
Costs associated with reorganization	(42)	(583)
Taxes on adjustments	(1,395)	97
Adjusted operating income	$166,235	$175,624
Adjusted operating income decreased for the three months ended March 31, 2024, as compared to March 31, 2023, primarily due to the larger reserve release in the first quarter of 2023, partially offset by higher revenues and lower operating expenses during the first quarter of 2024.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis and exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.

The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended March 31,
(Dollar amounts in millions)	2024	2023
New insurance written	$10,526	$13,154
Primary insurance in-force(1)	$263,645	$252,516
Primary risk in-force	$67,950	$64,106
Persistency rate	85%	85%
Primary policies in-force (count)	969,866	965,544
Delinquent loans (count)	19,492	18,633
Delinquency rate	2.01%	1.93%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended March 31, 2024, decreased 20% compared to the three months ended March 31, 2023. The decrease was primarily due to a smaller estimated mortgage insurance market and lower estimated market share. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024		2023
Primary	$10,526	100%	$13,154	100%
Pool	—	—	—	—
Total	$10,526	100%	$13,154	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024		2023
Purchases	$10,072	96%	$12,761	97%
Refinances	454	4	393	3
Total	$10,526	100%	$13,154	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024		2023
Monthly	$10,034	95%	$12,809	97%
Single	475	5	318	3
Other	17	—	27	—
Total	$10,526	100%	$13,154	100%
The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024		2023
Over 760	$5,218	49%	$6,004	46%
740-759	1,664	16	2,268	17
720-739	1,368	13	1,817	14
700-719	990	9	1,296	10
680-699	629	6	954	7
660-679 (1)	388	4	517	4
640-659	193	2	229	2
620-639	73	1	65	—
<620	3	—	4	—
Total	$10,526	100%	$13,154	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024		2023
95.01% and above	$2,262	21%	$2,106	16%
90.01% to 95.00%	3,876	37	4,928	38
85.01% to 90.00%	3,177	30	4,390	33
85.00% and below	1,211	12	1,730	13
Total	$10,526	100%	$13,154	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024		2023
45.01% and above	$3,165	30%	$3,538	27%
38.01% to 45.00%	3,824	36	4,940	38
38.00% and below	3,537	34	4,676	35
Total	$10,526	100%	$13,154	100%

Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Higher interest rates and the low refinance market led to lower lapse and cancellations during the first quarter of 2024 driving continued elevated persistency. The primary persistency rate was 85% for the three months ended March 31, 2024 and 2023. RIF increased primarily as a result of higher IIF.
The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
Primary IIF	$263,645	100%	$262,937	100%	$252,516	100%
Pool IIF	422	—	436	—	486	—
Total IIF	$264,067	100%	$263,373	100%	$253,002	100%

Primary RIF	$67,950	100%	$67,529	100%	$64,106	100%
Pool RIF	67	—	69	—	76	—
Total RIF	$68,017	100%	$67,598	100%	$64,182	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
Purchases IIF	$234,211	89%	$231,526	88%	$214,339	85%
Refinances IIF	29,434	11	31,411	12	38,177	15
Total IIF	$263,645	100%	$262,937	100%	$252,516	100%

Purchases RIF	$61,263	90%	$60,497	90%	$55,870	87%
Refinances RIF	6,687	10	7,032	10	8,236	13
Total RIF	$67,950	100%	$67,529	100%	$64,106	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
Monthly IIF	$234,747	89%	$233,651	89%	$221,482	88%
Single IIF	27,013	10	27,353	10	28,918	11
Other IIF	1,885	1	1,933	1	2,116	1
Total IIF	$263,645	100%	$262,937	100%	$252,516	100%

Monthly RIF	$61,606	91%	$61,083	90%	$57,289	89%
Single RIF	5,867	8	5,957	9	6,284	10
Other RIF	477	1	489	1	533	1
Total RIF	$67,950	100%	$67,529	100%	$64,106	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
2008 and prior	$5,420	2%	$5,621	2%	$6,377	3%
2009-2016	7,368	3	8,042	3	10,403	4
2017	5,015	2	5,321	2	6,201	2
2018	5,524	2	5,750	2	6,570	3
2019	13,126	5	13,773	5	15,691	6
2020	42,183	16	44,486	17	52,389	21
2021	66,971	25	70,045	27	79,377	31
2022	58,051	22	59,267	23	62,481	25
2023	49,556	19	50,632	19	13,027	5
2024	10,431	4	—	—	—	—
Total	$263,645	100%	$262,937	100%	$252,516	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
2008 and prior	$1,397	2%	$1,449	2%	$1,643	3%
2009-2016	1,943	3	2,129	3	2,776	4
2017	1,324	2	1,403	2	1,632	3
2018	1,419	2	1,476	2	1,672	3
2019	3,403	5	3,544	5	3,989	6
2020	11,181	16	11,697	17	13,484	21
2021	17,174	25	17,846	27	19,917	31
2022	14,629	22	14,907	22	15,647	24
2023	12,810	19	13,078	20	3,346	5
2024	2,670	4	—	—	—	—
Total	$67,950	100%	$67,529	100%	$64,106	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023
Beginning balance	$262,937	$248,262
NIW	10,526	13,154
Cancellations, principal repayments and other reductions (1)	(9,818)	(8,900)
Ending balance	$263,645	$252,516
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
95.01% and above	$46,259	17%	$44,955	17%	$40,776	16%
90.01% to 95.00%	109,566	42	109,227	41	105,336	42
85.01% to 90.00%	78,214	30	77,887	30	73,756	29
85.00% and below	29,606	11	30,868	12	32,648	13
Total	$263,645	100%	$262,937	100%	$252,516	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
95.01% and above	$13,250	20%	$12,878	19%	$11,545	18%
90.01% to 95.00%	31,881	47	31,781	47	30,589	48
85.01% to 90.00%	19,265	28	19,163	28	18,054	28
85.00% and below	3,554	5	3,707	6	3,918	6
Total	$67,950	100%	$67,529	100%	$64,106	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
Over 760	$111,589	43%	$110,635	42%	$104,635	42%
740-759	43,155	17	43,053	17	40,983	16
720-739	37,068	14	37,020	14	35,554	14
700-719	29,679	11	29,766	11	29,160	12
680-699	21,628	8	21,835	8	21,717	9
660-679 (1)	11,316	4	11,357	4	11,057	4
640-659	6,109	2	6,137	3	6,114	2
620-639	2,488	1	2,504	1	2,604	1
<620	613	—	630	—	692	—
Total	$263,645	100%	$262,937	100%	$252,516	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
Over 760	$28,703	42%	$28,363	42%	$26,480	41%
740-759	11,167	17	11,096	17	10,418	16
720-739	9,669	14	9,621	14	9,126	14
700-719	7,629	11	7,623	11	7,406	12
680-699	5,524	8	5,557	8	5,481	9
660-679 (1)	2,908	4	2,908	4	2,809	4
640-659	1,562	3	1,565	3	1,549	3
620-639	632	1	635	1	660	1
<620	156	—	161	—	177	—
Total	$67,950	100%	$67,529	100%	$64,106	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
45.01% and above	$54,943	21%	$53,440	20%	$46,049	18%
38.01% to 45.00%	94,459	36	93,871	36	89,768	36
38.00% and below	114,243	43	115,626	44	116,699	46
Total	$263,645	100%	$262,937	100%	$252,516	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2024		December 31, 2023		March 31, 2023
45.01% and above	$14,265	21%	$13,830	20%	$11,782	18%
38.01% to 45.00%	24,289	36	24,072	36	22,830	36
38.00% and below	29,396	43	29,627	44	29,494	46
Total	$67,950	100%	$67,529	100%	$64,106	100%

Delinquent loans and claims
Our delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, our master policies require an insured to notify us of a delinquency if the borrower fails to make two consecutive monthly mortgage payments prior to the due date of the next mortgage payment. We generally consider a loan to be delinquent and establish required reserves after the insured notifies us that the borrower has failed to make two scheduled mortgage payments. Borrowers default for a variety of reasons, including but not limited to a reduction of income, unemployment, divorce, illness/death, inability to manage credit, falling home prices and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification, or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under our policy.
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Three months ended March 31,
(Loan count)	2024	2023
Number of delinquencies, beginning of period	20,432	19,943
New defaults	11,395	9,599
Cures	(12,160)	(10,771)
Claims paid	(172)	(126)
Rescissions and claim denials	(3)	(12)
Number of delinquencies, end of period	19,492	18,633
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Three months ended March 31,
(Amounts in thousands) (1)	2024	2023
Loss reserves, beginning of period	$476,709	$479,343
Claims paid	(6,458)	(4,915)
Change in reserve	15,540	(12,141)
Loss reserves, end of period	$485,791	$462,287
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	March 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,506	$87	$600	14%
4 - 11 payments	6,853	220	468	47%
12 payments or more	3,133	179	197	91%
Total	19,492	$486	$1,265	38%

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%
Total	20,432	$477	$1,298	37%

	March 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,876	$67	$462	14%
4 - 11 payments	6,714	182	423	43%
12 payments or more	4,043	213	220	97%
Total	18,633	$462	$1,105	42%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of March 31, 2024, remained relatively consistent compared to December 31, 2023, as long-term delinquencies with higher reserves as a result of COVID-19 have cured. The number of loans that are delinquent for 12 months or more has decreased to be more in line with pre-COVID-19 levels.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of March 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	13%	12%	2.15%
Texas	9	8	2.08%
Florida (1)	8	10	2.29%
New York (1)	5	11	2.93%
Illinois (1)	4	6	2.57%
Arizona	4	3	1.88%
Michigan	4	3	1.78%
Georgia	3	4	2.32%
North Carolina	3	2	1.46%
Washington	3	3	1.64%
All other states (2)	44	38	1.85%
Total	100%	100%	2.01%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of March 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	1.93%
Chicago-Naperville, IL MD	3	4	2.91%
Atlanta, GA MSA	3	3	2.49%
New York, NY MD	2	7	3.37%
Houston, TX MSA	2	3	2.48%
Washington-Arlington, DC MD	2	2	1.93%
Dallas, TX MD	2	1	1.79%
Los Angeles-Long Beach, CA MD	2	3	2.32%
Riverside-San Bernardino, CA MSA	2	3	2.78%
Denver-Aurora-Lakewood, CO MSA	2	1	1.27%
All Other MSAs/MDs	77	70	1.92%
Total	100%	100%	2.01%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	2.01%
Chicago-Naperville, IL MD	3	4	2.88%
Atlanta, GA MSA	3	3	2.40%
New York, NY MD	2	7	3.60%
Washington-Arlington, DC MD	2	2	2.01%
Houston, TX MSA	2	3	2.67%
Los Angeles-Long Beach, CA MD	2	2	2.39%
Dallas, TX MD	2	2	1.92%
Riverside-San Bernardino, CA MSA	2	3	2.83%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.01%
Total	100%	100%	2.10%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of March 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	15%	8.12%	5.55%
2009-2016	3	7	3.74%	0.62%
2017	2	4	3.41%	0.81%
2018	2	6	4.13%	0.94%
2019	5	8	2.70%	0.81%
2020	16	14	1.67%	0.85%
2021	25	22	1.63%	1.23%
2022	22	19	1.61%	1.48%
2023	19	5	0.67%	0.64%
2024	4	—	0.02%	0.02%
Total portfolio	100%	100%	2.01%	4.17%
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

Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of March 31, 2024, our 2017 and newer policy years represented approximately 95% of our primary RIF and 78% of our total direct primary case reserves.
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	March 31, 2024		December 31, 2023
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$250,449	5%	$195,129	4%
State and political subdivisions	442,440	8	438,214	8
Non-U.S. government	11,381	—	11,467	—
U.S. corporate	2,745,314	51	2,723,730	52
Non-U.S. corporate	686,637	13	689,663	13
Residential mortgage-backed	9,754	—	10,755	—
Other asset-backed	1,205,163	23	1,197,183	23
Total available-for-sale fixed maturity securities	$5,351,138	100%	$5,266,141	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of March 31, 2024 or December 31, 2023. We have no derivative financial instruments in our investment portfolio.
As of both March 31, 2024, and December 31, 2023, 98% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	March 31, 2024	December 31, 2023
AAA	10%	10%
AA	21	20
A	32	33
BBB	35	35
BB & below	2	2
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	March 31, 2024	December 31, 2023
Duration (in years)	3.7	3.5
Pre-tax yield (% of average investment portfolio assets)	3.7%	3.6%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$187,296	$119,339
Investing activities	(113,468)	33,463
Financing activities	(75,181)	(44,956)
Net increase (decrease) in cash and cash equivalents	$(1,353)	$107,846
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities increased largely due to higher net investment income and lower expenses along with timing of tax payments. Cash flows from operations were also impacted by changes in reserves and unearned premiums, net investment losses and stock-based compensation expense.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used by investing activities increased as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the three months ended March 31, 2024, our cash flows from financing activities included dividends paid of $25.5 million and share repurchases of $49.7 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the three months ended March 31, 2023, our cash flows from financing activities included dividends paid of $22.8 million and share repurchases of $22.2 million.
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
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through March 31, 2024.
We continually evaluate opportunities based upon market conditions to further increase our financial flexibility including through raising additional capital, restructuring or refinancing some or all of our outstanding debt, which matures in 2025, or pursuing other options such as reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on favorable terms or at all.
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $65 million as of March 31, 2024, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
In addition, we review multiple other considerations in parallel to determine a prospective dividend strategy for our regulated insurance operating subsidiaries. Given the regulatory focus on the reasonableness of an insurer’s surplus in relation to its outstanding liabilities and the adequacy of its surplus relative to its financial needs for any dividend, our insurance subsidiaries consider the minimum amount of policyholder surplus after giving effect to any contemplated future dividends. Regulatory minimum policyholder surplus is not codified in North Carolina law and limitations may vary based on prevailing business conditions including, but not limited to, the prevailing and future macroeconomic conditions. We estimate regulators would require a minimum policyholder surplus of approximately $300 million to meet their threshold standard. We are subject to statutory accounting requirements that establish a contingency reserve of at least 50% of net earned premiums annually for ten years, after which time it is released into policyholder surplus. While we will begin 10-year contingency reserve releases during 2024, minimum policyholder surplus could be a limitation on the future dividends of our regulated operating subsidiaries.
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

In March 2024, EMICO completed a distribution of approximately $270 million that will primarily be used to support our ability to return capital to shareholders and bolster financial flexibility. We intend to continue to use future EMICO distributions for these purposes.
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

The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	March 31, 2024	December 31, 2023
Statutory policyholders’ surplus	$765	$1,085
Contingency reserves	4,148	3,960
Combined statutory capital	$4,913	$5,045
Adjusted RIF(1)	$55,254	$58,277
Combined risk-to-capital ratio	11.2	11.6
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	March 31, 2024	December 31, 2023
Statutory policyholders’ surplus	$729	$1,026
Contingency reserves	4,140	3,953
EMICO statutory capital	$4,869	$4,979
Adjusted RIF(1)	$54,741	$57,788
EMICO risk-to-capital ratio	11.2	11.6
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of March 31, 2024, we maintained liquidity in the form of cash and cash equivalents of $614 million compared to $616 million as of December 31, 2023, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility has remained undrawn through March 31, 2024.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes in both the short term and long term. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. Our most significant need for liquidity in the long term is the maturity of our 2025 Senior Notes. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than the 2025 Senior Notes and the Facility.

Financial Strength Ratings
The following EMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investor Service, Inc.	A3	Positive	Affirm	March 27, 2024
Fitch Ratings, Inc.	A-	Positive	Affirm	April 12, 2024
S&P Global Ratings	A-	Stable	Upgrade	January 8. 2024
A.M. Best	A-	Stable	Initial	August 1, 2023
On August 1, 2023, Enact Re, was independently assigned a rating of A- by third-party rating organization A.M. Best.
Contractual Obligations and Commitments
Our loss reserves have a high degree of estimation due to macroeconomic uncertainty. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure or progress to claim as we expect. Other than changes in our aforementioned loss reserves, there have been no material additions or changes to our contractual obligations or other off-balance sheet arrangements as compared to the amounts disclosed within our audited consolidated financial statements for the years ended December 31, 2023 and 2022.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, and in our audited consolidated financial statements for the years ended December 31, 2023 and 2022, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of March 31, 2024, the effective duration of our investments available-for-sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2024
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2024:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
January 1 - January 31, 2024	133,307	$27.75	133,307	$82,157
February 1 - February 29, 2024	1,309,160	$27.13	1,309,160	$46,645
March 1 - March 31, 2024	337,371	$28.90	337,371	$36,896
Total	1,779,838	$27.51	1,779,838	$36,896
(1) In August 2023, we announced a new share repurchase authorization which allows for the purchase of an additional $100 million of EHI common stock. The authorization has no expiration date.
Subsequent to quarter end, the Company purchased 412,678 shares at an average price of $30.07 through April 30, 2024. On May 1, 2024, we announced a share repurchase authorization which allows for the purchase an additional $250 million of EHI common stock. The authorization has no expiration date.
Item 5. Other Information
On May 1, 2024, we announced the authorization of a new share repurchase program which allows for the repurchase of up to an additional $250 million of EHI’s common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 and Rule 10b-18 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
Trading Plans
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Shared Services Agreement, dated February 1, 2024, between Enact Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2024).

10.2
Amended Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2024).

10.3*	Share Repurchase Agreement, dated May 1, 2024, by and between Enact Holdings, Inc. and Genworth Holdings, Inc.
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer
32.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: May 3, 2024

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer