Form 10-Q
period 2024-06-30
Enact Holdings, Inc.
filed 2024-08-02
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2024, there were 155,698,315 shares of Common Stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,632,580 and $5,559,886 as of June 30, 2024, and December 31, 2023, respectively)	$5,331,345	$5,266,141
Short-term investments, at fair value	12,313	20,219
Total investments	5,343,658	5,286,360
Cash and cash equivalents	699,035	615,683
Accrued investment income	45,317	41,559
Deferred acquisition costs	24,619	25,006
Premiums receivable	48,698	45,070
Other assets	98,929	88,306
Deferred tax asset	89,116	88,489
Total assets	$6,349,372	$6,190,473
Liabilities and equity
Liabilities:
Loss reserves	$508,138	$518,191
Unearned premiums	129,870	149,330
Other liabilities	143,167	145,189
Long-term borrowings	742,368	745,416
Total liabilities	1,523,543	1,558,126
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 156,111 shares issued and outstanding as of June 30, 2024, and 159,344 shares issued and outstanding as of December 31, 2023)	1,561	1,593
Additional paid-in capital	2,220,903	2,310,891
Accumulated other comprehensive income	(236,305)	(230,400)
Retained earnings	2,839,670	2,550,263
Total equity	4,825,829	4,632,347
Total liabilities and equity	$6,349,372	$6,190,473
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Premiums	$244,567	$238,520	$485,314	$473,628
Net investment income	59,773	50,915	116,884	96,256
Net investment gains (losses)	(7,713)	(13,001)	(14,397)	(13,123)
Other income	2,207	1,088	2,609	1,700
Total revenues	298,834	277,522	590,410	558,461
Losses and expenses:
Losses incurred	(16,821)	(4,070)	2,680	(15,054)
Acquisition and operating expenses, net of deferrals	53,960	51,887	104,894	103,592
Amortization of deferred acquisition costs and intangibles	2,292	2,645	4,551	5,285
Interest expense	13,644	12,913	26,605	25,978
Loss on debt extinguishment	10,930	—	10,930	—
Total losses and expenses	64,005	63,375	149,660	119,801
Income before income taxes	234,829	214,147	440,750	438,660
Provision for income taxes	51,156	46,127	96,089	94,652
Net income	$183,673	$168,020	$344,661	$344,008

Net income per common share:
Basic	$1.17	$1.04	$2.18	$2.13
Diluted	$1.16	$1.04	$2.16	$2.11
Weighted average common shares outstanding:
Basic	157,193	161,318	158,005	161,880
Diluted	158,571	162,171	159,329	162,675
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income	$183,673	$168,020	$344,661	$344,008
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	1,172	(25,000)	(5,907)	37,510
Foreign currency translation gain (loss)	—	(1)	2	(9)
Other comprehensive income (loss)	1,172	(25,001)	(5,905)	37,501
Total comprehensive income (loss)	$184,845	$143,019	$338,756	$381,509
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended June 30, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of March 31, 2024	$1,577	$2,264,198	$(237,477)	$2,685,466	$4,713,764
Comprehensive income (loss):
Net income	—	—	—	183,673	183,673
Other comprehensive income (loss), net of taxes	—	—	1,172	—	1,172
Repurchase of common stock	(16)	(48,594)	—	—	(48,610)
Stock-based compensation expense and exercises and other	—	5,299	—	(386)	4,913
Dividends	—	—	—	(29,083)	(29,083)
Balance as of June 30, 2024	$1,561	$2,220,903	$(236,305)	$2,839,670	$4,825,829

	Three months ended June 30, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of March 31, 2023	$1,619	$2,362,281	$(320,242)	$2,252,963	$4,296,621
Comprehensive income (loss):
Net income	—	—	—	168,020	168,020
Other comprehensive income (loss), net of taxes	—	—	(25,001)	—	(25,001)
Repurchase of common stock	(17)	(41,218)	—	—	(41,235)
Stock-based compensation expense and exercises and other	—	3,464	—	(271)	3,193
Dividends	—	—	—	(25,702)	(25,702)
Balance as of June 30, 2023	$1,602	$2,324,527	$(345,243)	$2,395,010	$4,375,896

See Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
Comprehensive income (loss):
Net income	—	—	—	344,661	344,661
Other comprehensive income (loss), net of taxes	—	—	(5,905)	—	(5,905)
Repurchase of common stock	(33)	(98,301)	—	—	(98,334)
Stock-based compensation expense and exercises and other	1	8,313	—	(714)	7,600
Dividends	—	—	—	(54,540)	(54,540)
Balance as of June 30, 2024	$1,561	$2,220,903	$(236,305)	$2,839,670	$4,825,829

	Six months ended June 30, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income (loss):
Net income	—	—	—	344,008	344,008
Other comprehensive income (loss), net of taxes	—	—	37,501	—	37,501
Repurchase of common stock	(27)	(63,408)	—	—	(63,435)
Stock-based compensation expense and exercises and other	1	5,867	—	(496)	5,372
Dividends	—	—	—	(48,458)	(48,458)
Balance as of June 30, 2023	$1,602	$2,324,527	$(345,243)	$2,395,010	$4,375,896
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2024	2023
Cash flows from operating activities:
Net income	$344,661	$344,008
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	14,397	13,123
Amortization of fixed maturity securities discounts and premiums	(5,335)	(2,222)
Amortization of deferred acquisition costs and intangibles	4,551	5,285
Acquisition costs deferred	(2,878)	(3,238)
Deferred income taxes	955	(1,824)
Stock-based compensation expense	6,889	5,372
Amortization of debt issuance costs	1,272	1,270
Loss on debt extinguishment	10,930	—
Change in certain assets and liabilities:
Accrued investment income	(3,758)	(1,882)
Premiums receivable	(3,628)	(1,787)
Other assets	474	1,273
Loss reserves	(10,053)	(28,805)
Unearned premiums	(19,460)	(28,156)
Other liabilities	(7,021)	(15,232)
Net cash provided by operating activities	331,996	287,185
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(725,137)	(599,050)
Purchase of equity interest	(5,512)	—
Proceeds from sales of fixed maturity securities available-for-sale	324,372	393,899
Proceeds from maturities of fixed maturity securities available-for-sale	325,359	220,782
Net change in short-term investments	7,906	(7,293)
Other	(8,255)	(5,989)
Net cash provided by (used in) investing activities	(81,267)	2,349
Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	749,648	—
Debt issuance costs	(6,651)	—
Redemption of long-term debt	(757,500)	—
Repurchase of common stock	(98,334)	(63,435)
Dividends paid	(54,540)	(48,458)
Net cash used in financing activities	(167,377)	(111,893)
Net increase in cash and cash equivalents	83,352	177,641
Cash and cash equivalents at beginning of period	615,683	513,775
Cash and cash equivalents at end of period	$699,035	$691,416
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
We are engaged in the business of writing and assuming residential mortgage guaranty insurance. The insurance protects lenders and investors against certain losses resulting from nonpayment of loans secured by mortgages, deeds of trust, or other instruments constituting a lien on residential real estate. We offer private mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“primary mortgage insurance”). Our primary mortgage insurance enables borrowers to buy homes with a down payment of less than 20% of the home’s value. Primary mortgage insurance also facilitates the sale of these low down payment mortgage loans in the secondary mortgage market, most of which are sold to government-sponsored enterprises. We also selectively enter into insurance transactions with lenders and investors, under which we insure a portfolio of loans at or after origination.
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
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $500 million into Enact Re during 2023. As of June 30, 2024, Enact Re reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements and invests in new business opportunities for Enact, including assumption of excess of loss reinsurance relating to GSE risk share.
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
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB released guidance under ASC 280 related to segment reporting disclosures. The update requires incremental disclosure around significant segment expenses, measures of segment profit or loss used by the chief operating decision maker (“CODM”) and the CODM’s use of these metrics. The guidance also requires segment disclosures for entities with a single reportable segment. This guidance is effective for us for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025 using the retrospective method, with early adoption permitted, which we do not intend to elect. The guidance will have no impact on our consolidated financial statements but will require expanded disclosures for the annual period ended December 31, 2024 and interim periods thereafter, which we are in the process of developing. We continue to evaluate the full impact the guidance will have on our processes and disclosures.
Income Tax Disclosure
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. This guidance is effective for us for annual reporting periods beginning on January 1, 2025 using the prospective method, with early adoption permitted, which we do not intend to elect. The guidance will have no impact on our consolidated financial statements but will require expanded annual disclosures. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Fixed maturity securities available-for-sale	$52,338	$44,542	$103,494	$85,917
Cash, cash equivalents and short-term investments	9,244	7,955	16,889	13,575
Gross investment income before expenses and fees	61,582	52,497	120,383	99,492
Investment expenses and fees	(1,809)	(1,582)	(3,499)	(3,236)
Net investment income	$59,773	$50,915	$116,884	$96,256

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Fixed maturity securities available-for-sale:
Gross realized gains	$340	$20	$543	$20
Gross realized (losses)	(8,064)	(13,008)	(14,940)	(13,130)
Net realized gains (losses)	(7,724)	(12,988)	(14,397)	(13,110)
Net change in allowance for credit losses on commitment	11	(13)	—	(13)
Net investment gains (losses)	$(7,713)	$(13,001)	$(14,397)	$(13,123)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of June 30, 2024, or December 31, 2023, or activity during the six months ended June 30, 2024.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	June 30, 2024	December 31, 2023
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(301,235)	$(293,745)
Income taxes	64,772	63,189
Net unrealized investment gains (losses)	$(236,463)	$(230,556)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2024	2023
Beginning balance	$(237,635)	$(320,386)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(6,222)	(44,767)
Provision for income taxes	1,291	9,506
Change in unrealized gains (losses) on investment securities	(4,931)	(35,261)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1,621) and $(2,727), respectively	6,103	10,261
Change in net unrealized investment gains (losses)	1,172	(25,000)
Ending balance	$(236,463)	$(345,386)

	Six months ended June 30,
(Amounts in thousands)	2024	2023
Beginning balance	$(230,556)	$(382,896)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(21,887)	34,599
Provision for income taxes	4,605	(7,446)
Change in unrealized gains (losses) on investment securities	(17,282)	27,153
Reclassification adjustments to net investment (gains) losses, net of taxes of $(3,022) and $(2,753), respectively	11,375	10,357
Change in net unrealized investment gains (losses)	(5,907)	37,510
Ending balance	$(236,463)	$(345,386)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of June 30, 2024, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$305,921	$1,033	$(3,411)	$303,543
State and political subdivisions	509,631	1,472	(78,174)	432,929
Non-U.S. government	12,294	—	(889)	11,405
U.S. corporate	2,789,729	9,828	(153,543)	2,646,014
Non-U.S. corporate	734,278	1,862	(39,567)	696,573
Residential mortgage-backed	9,443	31	(70)	9,404
Other asset-backed	1,271,284	3,201	(43,008)	1,231,477
Total fixed maturity securities available-for-sale	$5,632,580	$17,427	$(318,662)	$5,331,345
Short-term investments	12,313	—	—	12,313
Total investments	$5,644,893	$17,427	$(318,662)	$5,343,658
As of December 31, 2023, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$194,824	$1,196	$(891)	$195,129
State and political subdivisions	511,906	2,091	(75,783)	438,214
Non-U.S. government	12,338	16	(887)	11,467
U.S. corporate	2,858,445	19,839	(154,554)	2,723,730
Non-U.S. corporate	725,163	4,288	(39,788)	689,663
Residential mortgage-backed	10,781	38	(64)	10,755
Other asset-backed	1,246,429	2,848	(52,094)	1,197,183
Total fixed maturity securities available-for-sale	$5,559,886	$30,316	$(324,061)	$5,266,141
Short-term investments	20,219	1	(1)	20,219
Total investments	$5,580,105	$30,317	$(324,062)	$5,286,360

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2024:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$204,389	$(2,616)	38	$33,807	$(795)	14	$238,196	$(3,411)	52
State and political subdivisions	5,784	(44)	4	401,211	(78,130)	85	406,995	(78,174)	89
Non-U.S. government	1,900	(5)	1	9,505	(884)	1	11,405	(889)	2
U.S. corporate	449,661	(7,267)	164	1,761,635	(146,276)	366	2,211,296	(153,543)	530
Non-U.S. corporate	122,550	(1,398)	38	468,772	(38,169)	104	591,322	(39,567)	142
Residential mortgage-backed	697	(3)	1	3,755	(67)	4	4,452	(70)	5
Other asset-backed	50,601	(219)	30	681,311	(42,789)	176	731,912	(43,008)	206
Total for fixed maturity securities in an unrealized loss position	$835,582	$(11,552)	276	$3,359,996	$(307,110)	750	$4,195,578	$(318,662)	1,026
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our fixed maturity securities, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$6,259	$(55)	3	$27,942	$(836)	13	$34,201	$(891)	16
State and political subdivisions	1,457	(3)	2	411,133	(75,780)	85	412,590	(75,783)	87
Non-U.S. government	—	—	—	9,575	(887)	1	9,575	(887)	1
U.S. corporate	146,268	(4,236)	37	2,019,843	(150,318)	408	2,166,111	(154,554)	445
Non-U.S. corporate	19,369	(102)	5	521,442	(39,686)	121	540,811	(39,788)	126
Residential mortgage-backed	2,060	(2)	1	5,044	(62)	4	7,104	(64)	5
Other asset-backed	102,544	(424)	41	806,521	(51,670)	192	909,065	(52,094)	233
Total for fixed maturity securities in an unrealized loss position	$277,957	$(4,822)	89	$3,801,500	$(319,239)	824	$4,079,457	$(324,061)	913
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of June 30, 2024, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$438,073	$431,747
Due after one year through five years	1,882,169	1,768,507
Due after five years through ten years	1,790,226	1,663,696
Due after ten years	241,385	226,514
Subtotal	4,351,853	4,090,464
Residential mortgage-backed	9,443	9,404
Other asset-backed	1,271,284	1,231,477
Total fixed maturity securities available-for-sale	$5,632,580	$5,331,345
As of June 30, 2024, securities issued by the finance and insurance, utilities, technology and communications, and consumer—non-cyclical industry groups represented approximately 33%, 12%, 12%, and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of June 30, 2024, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of June 30, 2024, and December 31, 2023, $26.4 million and $25.7 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the assets on deposit in these trusts was $127.6 million as of June 30, 2024, and $77.9 million as of December 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. As of June 30, 2024, there are no balances outstanding related to this limited partnership, but we have committed to fund approximately $10 million over the life of the fund.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2024.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of June 30, 2024, and December 31, 2023.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 89% of our portfolio was priced using third-party pricing services as of June 30, 2024. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2024:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$303,543	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$432,929	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$11,405	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,238,761	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$537,135	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$9,404	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,217,570	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $169.8 million and $77.4 million, respectively, as of June 30, 2024. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $25.4 million as of June 30, 2024.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $308.0 million as of June 30, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$303,543	$—	$303,543	$—
State and political subdivisions	432,929	—	432,929	—
Non-U.S. government	11,405	—	11,405	—
U.S. corporate	2,646,014	—	2,408,566	237,448
Non-U.S. corporate	696,573	—	614,520	82,053
Residential mortgage-backed	9,404	—	9,404	—
Other asset-backed	1,231,477	—	1,217,570	13,907
Total fixed maturity securities	5,331,345	—	4,997,937	333,408
Short-term investments	12,313	—	12,313	—
Total	$5,343,658	$—	$5,010,250	$333,408

	December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$195,129	$—	$195,129	$—
State and political subdivisions	438,214	—	438,214	—
Non-U.S. government	11,467	—	11,467	—
U.S. corporate	2,723,730	—	2,476,525	247,205
Non-U.S. corporate	689,663	—	608,342	81,321
Residential mortgage-backed	10,755	—	10,755	—
Other asset-backed	1,197,183	—	1,194,225	2,958
Total fixed maturity securities	5,266,141	—	4,934,657	331,484
Short-term investments	20,219	—	20,219	—
Total	$5,286,360	$—	$4,954,876	$331,484
We had no liabilities recorded at fair value as of June 30, 2024, and December 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$249,599	$(352)	$(60)	$—	$(1,739)	$(10,000)	$—	$—	$237,448	$(8)	$(294)
Non-U.S. corporate	80,554	9	(1,395)	6,000	(9)	(3,106)	—	—	82,053	10	(1,404)
Other asset-backed	4,791	9	(29)	12,999	—	(271)	—	(3,592)	13,907	9	(12)
Total	$334,944	$(334)	$(1,484)	$18,999	$(1,748)	$(13,377)	$—	$(3,592)	$333,408	$11	$(1,710)

	Beginning balance as of April 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$216,330	$(8)	$(4,021)	$18,000	$—	$(8,000)	$—	$—	$222,301	$(7)	$(4,842)
Non-U.S. corporate	74,131	8	(1,309)	—	—	(106)	—	—	72,724	8	(1,310)
Other asset-backed	984	2	(24)	9,991	—	(1)	—	—	10,952	2	(24)
Total	$291,445	$2	$(5,354)	$27,991	$—	$(8,107)	$—	$—	$305,977	$3	$(6,176)
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$247,205	$(359)	$(1,952)	$—	$(1,739)	$(10,358)	$4,651	$—	$237,448	$(15)	$(2,186)
Non-U.S. corporate	81,321	16	(2,064)	6,000	(9)	(3,211)	—	—	82,053	17	(2,073)
Other asset-backed	2,958	17	9	16,934	—	(331)	—	(5,680)	13,907	17	1
Total	$331,484	$(326)	$(4,007)	$22,934	$(1,748)	$(13,900)	$4,651	$(5,680)	$333,408	$19	$(4,258)

(Amounts in thousands)	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2023	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,626	$(21)	$3	$21,000	$(6,899)	$(12,408)	$—	$—	$222,301	$(16)	$(1,093)
Non-U.S. corporate	95,154	(717)	1,458	3,759	(3,543)	(23,387)	—	—	72,724	16	122
Other asset-backed	3,481	5	(10)	9,991	—	(1)	—	(2,514)	10,952	5	(28)
Total	$319,261	$(733)	$1,451	$34,750	$(10,442)	$(35,796)	$—	$(2,514)	$305,977	$5	$(999)
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2024:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$237,448	Credit spreads	14 - 178	101
Non-U.S. corporate	Internal models	$70,558	Credit spreads	83 - 229	115
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

	June 30, 2024		December 31, 2023
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$742,368	$749,880	$745,416	$748,785
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	June 30, 2024	December 31, 2023
Domestic mortgage insurance	$506,710	$517,515
Run-off and other reserves	1,428	676
Total loss reserves	$508,138	$518,191

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the six months ended June 30, is summarized as follows:

(Amounts in thousands)	2024	2023
Gross loss reserves, beginning balance	$517,515	$518,330
Reinsurance recoverable, beginning balance	(1,294)	—
Net loss reserves, beginning balance	516,221	518,330

Losses and LAE incurred related to current accident year	135,053	120,175
Losses and LAE incurred related to prior accident years	(133,232)	(135,366)
Total incurred	1,821	(15,191)

Losses and LAE paid related to current accident year	1,263	(359)
Losses and LAE paid related to prior accident years	(13,943)	(13,689)
Total paid	(12,680)	(14,048)

Net loss reserves, ending balance	505,362	489,091
Reinsurance recoverable, ending balance	1,348	213
Gross loss reserves, ending balance	$506,710	$489,304

The liability for loss reserves represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant, and result in future increases to reserves by amounts that could be material to our results of operations, financial condition and liquidity.
Losses incurred related to insured events of the current accident year relate to defaults that occurred in that year and represent the estimated ultimate amount of losses to be paid on such defaults. Losses incurred related to insured events of prior accident years represent the (favorable) or unfavorable development of reserves as a result of the actual rates at which delinquencies go to claim (“claim rates”) and claim amounts being different than those we estimated when originally establishing the reserves. These estimates are based on our historical experience, which we believe is representative of expected future losses at the time of estimation. As a result of the extended period of time that may exist between the reporting of a delinquency and the claim payment, as well as changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts ultimately paid.
For the six months ended June 30, 2024, losses and LAE incurred of $135 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $120 million for the six months ended June 30, 2023.
We also recorded favorable reserve adjustments of $131 million primarily on prior accident year reserves, driven by cure performance of delinquencies from early 2023 and prior. As part of the reserve adjustments, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, which impacted reserves from current and prior accident years.
During the first six months ended June 30, 2023, we released $133 million of reserves primarily driven by cure performance of delinquencies from 2021 and earlier, including those related to COVID-19 as well as delinquencies from early 2022.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net premiums written:
Direct	$259,265	$245,160	$514,425	$486,099
Assumed	3,460	256	5,031	315
Ceded	(27,175)	(21,015)	(53,603)	(40,942)
Net premiums written	$235,550	$224,401	$465,853	$445,472

Net premiums earned:
Direct	$268,282	$259,279	$533,886	$514,255
Assumed	3,460	256	5,031	315
Ceded	(27,175)	(21,015)	(53,603)	(40,942)
Net premiums earned	$244,567	$238,520	$485,314	$473,628
The difference between written premiums of $235.6 million and earned premiums of $244.6 million represents the decrease in unearned premiums for the three months ended June 30, 2024. The difference between written premiums of $465.9 million and earned premiums of $485.3 million represents the decrease in unearned premiums for the six months ended June 30, 2024. In both periods, the decrease in unearned premiums was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EMICO has rights to terminate the ILNs or traditional XOL reinsurance agreements upon the occurrence of certain events.
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of June 30, 2024:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$188	$303	$149
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$302	$372	$221
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$244	$248	$248
Total						$618

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$668	$206	$107
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$459	$196	$181
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$382	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$315	$289	$194
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$262	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$255	$201	$165
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$360	$180	$180
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$178	$178	$117	$117
2024-2 XOL	6/25/2024	7/01/2023-12/31/2023	$134	$134	$90	$90
Total						$1,095
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

(7)Borrowings
In May 2024, we issued $750 million aggregate principal amount of Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes are the Company’s unsecured senior obligations. The 2029 Notes pay interest semi-annually on May 28 and November 28 at a rate of 6.25% per year, beginning on November 28, 2024, and will mature on May 28, 2029.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At any time, or from time to time, prior to April 28, 2029 (the “Par Call Date”), the Company may redeem the 2029 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2029 Notes matured on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 30 basis points less interest accrued to the redemption date, and (ii) 100% of the principal amount of the 2029 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after the Par Call Date, the Company may redeem the 2029 Notes in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
The 2029 Notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if we breach the terms of the indenture.
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	June 30, 2024	December 31, 2023
6.25% Senior Notes, due 2029	$750,000	$—
6.5% Senior Notes, due 2025	—	750,000
Deferred borrowing charges and discount	(7,632)	(4,584)
Total	$742,368	$745,416
Redemption of Senior Notes due 2025
In June 2024, we exercised our right to redeem all $750 million of the outstanding aggregate principal amount of our 6.5% senior notes due 2025 (“2025 Notes”) at a price of 101% of the principal amount. We funded the redemption primarily through the proceeds of the 2029 Notes. The redemption resulted in a loss on debt extinguishment of $10.9 million.
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through June 30, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three- and six-month periods ended June 30, 2024 and 2023, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $2.8 million and $4.5 million for the three months ended June 30, 2024 and 2023, respectively. We incurred costs for these services of $5.6 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.8 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. The total investment expenses paid to Genworth were $3.3 million for each of the six months ended June 30, 2024 and 2023.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
In prior periods, we provided certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.1 million for these services for the three months ended June 30, 2023, and $0.2 million for the six months ended June 30, 2023.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	June 30, 2024	December 31, 2023
Amounts payable to Genworth	$13,211	$8,186
Amounts receivable from Genworth	$153	$215
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the six months ended June 30, 2024 and 2023, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees, as well as deferred stock units issued to our directors.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Net income available to EHI common stockholders	$183,673	$168,020	$344,661	$344,008
Net income per common share:
Basic	$1.17	$1.04	$2.18	$2.13
Diluted	$1.16	$1.04	$2.16	$2.11
Weighted average common shares outstanding:
Basic	157,193	161,318	158,005	161,880
Diluted	158,571	162,171	159,329	162,675
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2024, net of tax	$(237,635)	$158	$(237,477)
Other comprehensive income (loss) before reclassifications	(4,931)	—	(4,931)
Amounts reclassified from other comprehensive income (loss)	6,103	—	6,103
Total other comprehensive income (loss)	1,172	—	1,172
Balance as of June 30, 2024, net of tax	$(236,463)	$158	$(236,305)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2023, net of tax	$(320,386)	$144	$(320,242)
Other comprehensive income (loss) before reclassifications	(35,261)	(1)	(35,262)
Amounts reclassified from other comprehensive income (loss)	10,261	—	10,261
Total other comprehensive income (loss)	(25,000)	(1)	(25,001)
Balance as of June 30, 2023, net of tax	$(345,386)	$143	$(345,243)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the six months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2024, net of tax	$(230,556)	$156	$(230,400)
Other comprehensive income (loss) before reclassifications	(17,282)	2	(17,280)
Amounts reclassified from other comprehensive income (loss)	11,375	—	11,375
Total other comprehensive income (loss)	(5,907)	2	(5,905)
Balance as of June 30, 2024, net of tax	$(236,463)	$158	$(236,305)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2023, net of tax	$(382,896)	$152	$(382,744)
Other comprehensive income (loss) before reclassifications	27,153	(9)	27,144
Amounts reclassified from other comprehensive income (loss)	10,357	—	10,357
Total other comprehensive income (loss)	37,510	(9)	37,501
Balance as of June 30, 2023, net of tax	$(345,386)	$143	$(345,243)

The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)				Affected line item in the condensed consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net unrealized gains (losses) on investments	$(7,724)	$(12,988)	$(14,397)	$(13,110)	Net investment gains (losses)
Benefit (expense) from income taxes	1,621	2,727	3,022	2,753	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On August 1, 2023, we announced the authorization of a new share repurchase program which allows for the repurchase of up to $100 million of EHI’s common stock. On May 1, 2024, we announced a new share repurchase authorization that allows for the purchase of an additional $250 million of EHI common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings,

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to materially change Genworth’s ownership interest in Enact post completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
During the three months ended June 30, 2024, the Company purchased 1,601,419 shares at an average price of $30.43 per share, excluding commissions, compared to 1,705,169 shares at an average price of $24.13 per share during the three months ended June 30, 2023. During the six months ended June 30, 2024, the Company purchased 3,381,257 shares at an average price of $28.89 per share, excluding commissions, compared to 2,621,945 shares at an average price of $24.15 per share during the six months ended June 30, 2023. As of June 30, 2024, $238.2 million remained available under the share repurchase program. All treasury stock has been retired as of June 30, 2024.
Subsequent to quarter end, the Company purchased 406,945 shares at an average price of $31.01 per share through July 31, 2024.
Cash Dividends
We paid a quarterly cash dividend of $0.185 per share in the second quarter of 2024 and $0.16 per share in the second quarter of 2023. We paid a quarterly cash dividend of $0.16 per share in the first quarter of 2024 and $0.14 per share in the first quarter of 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the six months ended June 30, 2024 and 2023, and our audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 (the “Annual Report”).
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
Trends and Conditions
Macroeconomic environment. During the second quarter of 2024, the United States economy has shown positive signs, but faces continued but lessening uncertainty due to inflationary pressure, the geopolitical environment and lingering macroeconomic concerns.
The Bureau of Labor Statistics reported in June 2024 that the Consumer Price Index was 3.0% year-over-year. Despite the first month of price deflation in nearly two years, inflationary pressures have remained a challenge. The Federal Reserve has taken an aggressive approach towards addressing inflation through interest rate increases in recent years and a reduction of its balance sheet. The Federal Reserve raised interest rates four times in 2023 following seven rate increases in 2022. Mortgage rates have remained elevated after reaching more than 20-year highs towards the end of 2023.
Mortgage origination activity remained relatively slow during the second quarter of 2024 in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. National house prices continued to rise into 2024 according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate as of June 30, 2024, was 4.1%, a modest increase from March 31, 2024. As of June 30, 2024, the number of unemployed Americans stood at approximately 6.8 million and the number of long-term unemployed Americans (over 26 weeks out of the workforce) was approximately 1.5 million.
Forbearance and loss mitigation programs. Borrowers’ ability to utilize extended forbearance timelines permitted through the CARES Act and GSE COVID-19 servicing-related policies ended in 2023. Borrowers that meet general hardship and program guidelines continue to have access to standard forbearance policies as a loss mitigation option. Additionally, in March 2023, the GSEs announced new loss mitigation programs that allow six-month payment deferrals for borrowers facing financial hardship.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-

reported forbearances have generally declined. As of June 30, 2024, approximately 1.0%, or 9,931, of our active primary policies were reported in a forbearance plan, of which approximately 25% were reported as delinquent. Approximately 7% of our primary new delinquencies in the second quarter of 2024 were subject to a forbearance plan as compared to 14% in the second quarter of 2023.
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
Our portfolio. New insurance written of $13.6 billion in the second quarter of 2024 decreased 10% compared to the second quarter of 2023. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. Our primary persistency rate was 83% during the second quarter of 2024 and 84% for the second quarter of 2023. The persistency rate remains higher than historical levels driven by a large percentage of our in-force policies with mortgage rates below current mortgage rates. Elevated persistency has continued to offset the decline in new insurance written, leading to an increase in primary insurance in-force (“IIF”) of approximately $3.1 billion since December 31, 2023.
Net earned premiums increased approximately 3% in the second quarter of 2024 compared to the second quarter of 2023 primarily as a result of insurance in-force growth, partially offset by higher ceded premiums.
Loss experience. Our loss ratio for the three months ended June 30, 2024, was (7)% as compared to (2)% for the three months ended June 30, 2023. Both periods were impacted by favorable reserve development. In the second quarter of 2024, we released $77 million of reserves, driven by cure performance of delinquencies from early 2023 and prior. As part of the reserve adjustments, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, which impacted reserves from current and prior accident years. This compares to the second quarter of 2023, where we recorded a $63 million reserve release primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those as a result of COVID-19.
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
New delinquencies in the second quarter of 2024 increased compared to the second quarter of 2023 primarily due to the normal loss development pattern of our portfolio. Current period primary delinquencies of 10,461 contributed $60 million of loss expense in the second quarter of 2024. We incurred $58 million of losses from 9,205 delinquencies that were reported in the second quarter of 2023. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
Capital requirements and ratings. As of June 30, 2024, EMICO’s risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 10.8:1, compared with a risk-to-capital ratio of 11.6:1 and 11.9:1 as of December 31, 2023, and June 30, 2023, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of June 30, 2024, we had estimated available assets of $5,024 million against $2,967 million net required assets under PMIERs compared to available assets of $4,853 million against $2,970 million net required assets as of March 31, 2024. The sufficiency ratio as of June 30, 2024, was 169%, or $2,057 million, above the PMIERs requirements, compared to 163%, or $1,883 million, above the PMIERs requirements as of March 31, 2024. Our PMIERs required assets as of June 30, 2024, and March 31, 2024, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $31 million of benefit to our June 30, 2024 PMIERs required assets compared to $48 million of benefit as of March 31, 2024. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Our PMIERs required assets also benefited from a reinsurance credit of $1,756 million and $1,722 million related to third-party reinsurance as of June 30, 2024, and March 31, 2024, respectively.
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
On June 25, 2024, we executed an excess-of-loss reinsurance transaction with a panel of reinsurers, which provides approximately $90 million of reinsurance coverage on a portion of existing mortgage insurance written from July 1, 2023, through December 31, 2023, effective June 1, 2024.
During the second quarter of 2024, we issued our 2029 Notes for an aggregate principal amount of $750 million. We used the proceeds from the issuance to redeem our 2025 Notes.
Capital returns. In March 2024, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that supports our ability to pay a quarterly dividend. We paid a dividend of $0.16 per common share during the first quarter of 2024. On May 1, 2024, we also announced an increase to our quarterly dividend to $0.185 per common share which was paid in June 2024. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
On May 1, 2024, we announced the authorization of a new share repurchase program which allows for the repurchase of up to an additional $250 million of EHI’s common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to materially change Genworth’s ownership interest in Enact. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
Returning capital to shareholders, balanced with our growth and risk management priorities, remains a priority as we look to drive shareholder value through time. Future return of capital will be shaped by our capital prioritization framework, which sets the following priorities: supporting our existing policyholders, growing our mortgage insurance business, funding attractive new business opportunities and returning capital to shareholders. Our total return of capital will also be based on our view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

Results of Operations and Key Metrics
Results of Operations
Three months ended June 30, 2024, compared to three months ended June 30, 2023
The following table sets forth our consolidated results for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$244,567	$238,520	$6,047	3%
Net investment income	59,773	50,915	8,858	17%
Net investment gains (losses)	(7,713)	(13,001)	5,288	(41)%
Other income	2,207	1,088	1,119	103%
Total revenues	298,834	277,522	21,312	8%
Losses and expenses:
Losses incurred	(16,821)	(4,070)	(12,751)	NM(1)
Acquisition and operating expenses, net of deferrals	53,960	51,887	2,073	4%
Amortization of deferred acquisition costs and intangibles	2,292	2,645	(353)	(13)%
Interest expense	13,644	12,913	731	6%
Loss on debt extinguishment	10,930	—	10,930	NM
Total losses and expenses	64,005	63,375	630	1%
Income before income taxes	234,829	214,147	20,682	10%
Provision for income taxes	51,156	46,127	5,029	11%
Net income	$183,673	$168,020	$15,653	9%
Loss ratio (2)	(7)%	(2)%
Expense ratio (3)	23%	23%
Net earned premium rate (4)	0.36%	0.37%
_______________
(1)We define “NM” as not meaningful for increases or decreases greater than 300%.
(2)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(3)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of deferred acquisition costs and intangibles by net earned premiums.
(4)Net earned premium rate is calculated by dividing direct earned premium less ceded premium, by average primary IIF.
Revenues
Premiums increased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily as a result of insurance in-force growth, partially offset by higher ceded premiums. The net earned premium rate was 0.36% for the three months ended June 30, 2024, relatively consistent with the three months ended June 30, 2023.
Net investment income increased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to higher yields as a result of rising interest rates coupled with higher average invested assets.

Net investment losses in the second quarter of 2024 and 2023 were driven by realized losses on the sale of fixed maturity securities as part of our yield optimization strategy that allows us to reinvest sales proceeds and recoup higher investment income. Our yield optimization strategy enables opportunistic security sales based on current and changing market conditions. We had more sales in the second quarter of 2023 than 2024.
Losses and expenses
Losses incurred during the second quarter of 2024 and 2023 were both impacted by prior year development. In the second quarter of 2024, we recorded a reserve release of $77 million, driven by cure performance of delinquencies from early 2023 and prior. As part of the reserve adjustments, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, which impacted reserves from current and prior accident years. In the second quarter of 2023, we recorded a reserve release of $63 million on prior years as we experienced better than expected cure performance primarily related to delinquencies from the first half of 2022 and earlier. Current period primary delinquencies of 10,461 contributed $60 million of loss expense in the three months ended June 30, 2024. This compares to $58 million of loss expense from 9,205 primary delinquencies in the second quarter of 2023.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the three months ended June 30,:

(Amounts in thousands)	2024	2023
Losses and LAE incurred related to current accident year	$60,689	$59,877
Losses and LAE incurred related to prior accident years	(78,384)	(64,037)
Total incurred (1)	$(17,695)	$(4,160)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, increased for the three months ended June 30, 2024, driven primarily by severance expenses as a part of restructuring activities.
The expense ratio was consistent in the current quarter as expenses increased in line with premiums.
The loss of debt extinguishment relates to the expenses incurred associated with the redemption of our 2025 Notes.
Interest expense primarily relates to our 2025 Notes and 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2024 and 2023.
Provision for income taxes
The effective tax rate was 21.8% and 21.5% for the three months ended June 30, 2024 and 2023, respectively, consistent with the United States corporate federal income tax rate.

Six months ended June 30, 2024, compared to six months ended June 30, 2023
The following table sets forth our consolidated results for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$485,314	$473,628	$11,686	2%
Net investment income	116,884	96,256	20,628	21%
Net investment gains (losses)	(14,397)	(13,123)	(1,274)	10%
Other income	2,609	1,700	909	53%
Total revenues	590,410	558,461	31,949	6%
Losses and expenses:
Losses incurred	2,680	(15,054)	17,734	(118)%
Acquisition and operating expenses, net of deferrals	104,894	103,592	1,302	1%
Amortization of deferred acquisition costs and intangibles	4,551	5,285	(734)	(14)%
Interest expense	26,605	25,978	627	2%
Loss on debt extinguishment	10,930	—	10,930	NM
Total losses and expenses	149,660	119,801	29,859	25%
Income before income taxes	440,750	438,660	2,090	—%
Provision for income taxes	96,089	94,652	1,437	2%
Net income	$344,661	$344,008	$653	—%
Loss ratio (1)	1%	(3)%
Expense ratio (2)	23%	23%
Net earned premium rate (3)	0.36%	0.37%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio (net earned premiums) is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
(3)Net earned premium rate is calculated by dividing direct earned premium less ceded premium, by average primary IIF.
Revenues
Premiums increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily attributable to insurance in-force growth, partially offset by higher ceded premium. The net earned premium rate was 0.36% for the six months ended June 30, 2024, relatively consistent with the six months ended June 30, 2023.
Net investment income increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily attributable to an increase in investment yields in the current year and higher average invested assets.
Net investment losses in both periods were driven by the sale of fixed income securities as part of an investment strategy designed to optimize yield on our portfolio over time. Our yield optimization strategy enables opportunistic security sales based on current and changing market conditions.

Losses and expenses
Losses incurred during the first six months of 2024 and 2023 were both impacted by favorable reserve adjustments. During the first six months of 2024, we released reserves of $131 million primarily on prior accident year reserves driven by cure performance of delinquencies from early 2023 and prior. As part of the reserve adjustments, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, which impacted reserves from current and prior accident years. During the first six months of 2023, we recorded $133 million of reserve releases. New primary delinquencies of 21,856 contributed $134 million of loss expense in the first six months of 2024. This compares to $116 million of loss expense from 18,804 new primary delinquencies in the first six months of 2023.
The following table shows incurred losses related to current and prior accident years for the six months ended June 30,:

(Amounts in thousands)	2024	2023
Losses and LAE incurred related to current accident year	$135,053	$120,175
Losses and LAE incurred related to prior accident years	(133,232)	(135,366)
Total incurred (1)	$1,821	$(15,191)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, increased slightly driven primarily by severance expenses as a part of restructuring activities.
The expense ratio was consistent in the current quarter as expenses increased in line with premiums.
The loss of debt extinguishment relates to the expenses incurred associated with the redemption of our 2025 Notes.
Interest expense primarily relates to our 2025 Notes and 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2024 and 2023.
Provision for income taxes
The effective tax rate was 21.8% and 21.6% for the six months ended June 30, 2024 and 2023, respectively, consistent with the United States corporate federal income tax rate.
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

“Adjusted operating income” is defined as U.S. GAAP net income excluding the effects of (i) net investment gains (losses), (ii) restructuring costs and infrequent or unusual non-operating items, and (iii) gains (losses) on the extinguishment of debt.
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
(iii)Gains (losses) on the extinguishment of debt are also excluded from adjusted operating income, as they are not indicative of overall operating trends.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2024	2023
Net income	$183,673	$168,020
Adjustments to net income:
Net investment (gains) losses	7,713	13,001
Costs associated with reorganization	3,435	41
Loss on debt extinguishment	10,930	—
Taxes on adjustments	(4,636)	(2,739)
Adjusted operating income	$201,115	$178,323
Adjusted operating income increased for the three months ended June 30, 2024, as compared to June 30, 2023, primarily due to the larger reserve release in the second quarter of 2024, coupled with increases in premiums and net investment income.

	Six months ended June 30,
(Amounts in thousands)	2024	2023
Net income	$344,661	$344,008
Adjustments to net income:
Net investment (gains) losses	14,397	13,123
Costs associated with reorganization	3,393	(542)
Loss on debt extinguishment	10,930	—
Taxes on adjustments	(6,031)	(2,642)
Adjusted operating income	$367,350	$353,947
Adjusted operating income increased for the six months ended June 30, 2024, as compared to June 30, 2023, primarily due to premium and net investment income growth, partially offset by higher losses.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis and exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended June 30,
(Dollar amounts in millions)	2024	2023
New insurance written	$13,619	$15,083
Primary insurance in-force(1)	$266,060	$257,816
Primary risk in-force	$68,878	$65,714
Persistency rate	83%	84%
Primary policies in-force (count)	969,767	973,280
Delinquent loans (count)	19,051	18,065
Delinquency rate	1.96%	1.86%

	Six months ended June 30, 2024
(Dollar amounts in millions)	2024	2023
New insurance written	$24,145	$28,237
Persistency rate	84%	85%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended June 30, 2024, decreased 10% compared to the three months ended June 30, 2023 and decreased 14% compared to the six months ended June 30, 2023. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.

The following table presents NIW by product for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2024		2023		2024		2023
Primary	$13,619	100%	$15,083	100%	$24,145	100%	$28,237	100%
Pool	—	—	—	—	—	—	—	—
Total	$13,619	100%	$15,083	100%	$24,145	100%	$28,237	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2024		2023		2024		2023
Purchases	$13,173	97%	$14,720	98%	$23,245	96%	$27,481	97%
Refinances	446	3	363	2	900	4	756	3
Total	$13,619	100%	$15,083	100%	$24,145	100%	$28,237	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2024		2023		2024		2023
Monthly	$13,177	97%	$14,774	98%	$23,211	96%	$27,583	98%
Single	422	3	281	2	897	4	599	2
Other	20	—	28	—	37	—	55	—
Total	$13,619	100%	$15,083	100%	$24,145	100%	$28,237	100%

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2024		2023
Over 760	$6,471	47%	$6,911	46%
740-759	2,113	16	2,608	17
720-739	1,839	13	2,097	14
700-719	1,334	10	1,499	10
680-699	893	7	1,060	7
660-679 (1)	562	4	568	4
640-659	289	2	260	2
620-639	111	1	76	—
<620	7	—	4	—
Total	$13,619	100%	$15,083	100%

	Six months ended June 30,
(Amounts in millions)	2024		2023
Over 760	$11,689	48%	$12,915	46%
740-759	3,777	16	4,876	17
720-739	3,207	13	3,914	14
700-719	2,324	10	2,795	10
680-699	1,522	6	2,014	7
660-679 (1)	950	4	1,085	4
640-659	482	2	489	2
620-639	184	1	141	—
<620	10	—	8	—
Total	$24,145	100%	$28,237	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2024		2023
95.01% and above	$2,707	20%	$2,692	18%
90.01% to 95.00%	5,228	38	5,743	38
85.01% to 90.00%	4,190	31	4,753	31
85.00% and below	1,494	11	1,895	13
Total	$13,619	100%	$15,083	100%

	Six months ended June 30,
(Amounts in millions)	2024		2023
95.01% and above	$4,969	21%	$4,798	17%
90.01% to 95.00%	9,104	38	10,671	38
85.01% to 90.00%	7,367	30	9,143	32
85.00% and below	2,705	11	3,625	13
Total	$24,145	100%	$28,237	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2024		2023
45.01% and above	$4,039	30%	$4,467	30%
38.01% to 45.00%	5,036	37	5,214	34
38.00% and below	4,544	33	5,402	36
Total	$13,619	100%	$15,083	100%

	Six months ended June 30,
(Amounts in millions)	2024		2023
45.01% and above	$7,204	30%	$8,005	28%
38.01% to 45.00%	8,860	37	10,154	36
38.00% and below	8,081	33	10,078	36
Total	$24,145	100%	$28,237	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Higher interest rates and the low refinance market led to lower lapse and cancellations during the second quarter of 2024 driving continued elevated persistency. The primary persistency rate was 83% and 84% for the three months ended June 30, 2024 and 2023. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
Primary IIF	$266,060	100%	$262,937	100%	$257,816	100%
Pool IIF	408	—	436	—	469	—
Total IIF	$266,468	100%	$263,373	100%	$258,285	100%

Primary RIF	$68,878	100%	$67,529	100%	$65,714	100%
Pool RIF	65	—	69	—	73	—
Total RIF	$68,943	100%	$67,598	100%	$65,787	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
Purchases IIF	$238,699	90%	$231,526	88%	$221,942	86%
Refinances IIF	27,361	10	31,411	12	35,874	14
Total IIF	$266,060	100%	$262,937	100%	$257,816	100%

Purchases RIF	$62,553	91%	$60,497	90%	$57,891	88%
Refinances RIF	6,325	9	7,032	10	7,823	12
Total RIF	$68,878	100%	$67,529	100%	$65,714	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
Monthly IIF	$237,721	89%	$233,651	89%	$227,312	88%
Single IIF	26,495	10	27,353	10	28,439	11
Other IIF	1,844	1	1,933	1	2,065	1
Total IIF	$266,060	100%	$262,937	100%	$257,816	100%

Monthly RIF	$62,649	91%	$61,083	90%	$59,018	90%
Single RIF	5,762	8	5,957	9	6,175	9
Other RIF	467	1	489	1	521	1
Total RIF	$68,878	100%	$67,529	100%	$65,714	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
2008 and prior	$5,238	2%	$5,621	2%	$6,135	2%
2009-2016	6,725	2	8,042	3	9,585	4
2017	4,618	2	5,321	2	5,878	2
2018	5,300	2	5,750	2	6,270	2
2019	12,524	5	13,773	5	15,026	6
2020	39,502	15	44,486	17	49,522	19
2021	63,582	24	70,045	27	76,381	30
2022	56,456	21	59,267	23	61,390	24
2023	48,520	18	50,632	19	27,629	11
2024	23,595	9	—	—	—	—
Total	$266,060	100%	$262,937	100%	$257,816	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
2008 and prior	$1,351	2%	$1,449	2%	$1,581	2%
2009-2016	1,767	2	2,129	3	2,556	4
2017	1,221	2	1,403	2	1,549	2
2018	1,363	2	1,476	2	1,601	3
2019	3,261	5	3,544	5	3,831	6
2020	10,601	15	11,697	17	12,827	20
2021	16,422	24	17,846	27	19,245	29
2022	14,254	21	14,907	22	15,392	23
2023	12,552	18	13,078	20	7,132	11
2024	6,086	9	—	—	—	—
Total	$68,878	100%	$67,529	100%	$65,714	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2024	2023
Beginning balance	$263,645	$252,516
NIW	13,619	15,083
Cancellations, principal repayments and other reductions (1)	(11,204)	(9,783)
Ending balance	$266,060	$257,816

	Six months ended June 30,
(Amounts in millions)	2024	2023
Beginning balance	$262,937	$248,262
NIW	24,145	28,237
Cancellations, principal repayments and other reductions (1)	(21,022)	(18,683)
Ending balance	$266,060	$257,816
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
95.01% and above	$47,837	18%	$44,955	17%	$42,459	16%
90.01% to 95.00%	110,825	42	109,227	41	107,448	42
85.01% to 90.00%	79,132	30	77,887	30	75,521	29
85.00% and below	28,266	10	30,868	12	32,388	13
Total	$266,060	100%	$262,937	100%	$257,816	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
95.01% and above	$13,722	20%	$12,878	19%	$12,086	18%
90.01% to 95.00%	32,254	47	31,781	47	31,220	48
85.01% to 90.00%	19,510	28	19,163	28	18,518	28
85.00% and below	3,392	5	3,707	6	3,890	6
Total	$68,878	100%	$67,529	100%	$65,714	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
Over 760	$113,115	43%	$110,635	42%	$107,427	42%
740-759	43,485	17	43,053	17	42,074	16
720-739	37,407	14	37,020	14	36,324	14
700-719	29,781	11	29,766	11	29,514	12
680-699	21,596	8	21,835	8	21,908	9
660-679 (1)	11,417	4	11,357	4	11,188	4
640-659	6,167	2	6,137	3	6,133	2
620-639	2,491	1	2,504	1	2,576	1
<620	601	—	630	—	672	—
Total	$266,060	100%	$262,937	100%	$257,816	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
Over 760	$29,219	43%	$28,363	42%	$27,305	42%
740-759	11,305	17	11,096	17	10,749	16
720-739	9,809	14	9,621	14	9,368	14
700-719	7,688	11	7,623	11	7,516	12
680-699	5,540	8	5,557	8	5,543	9
660-679 (1)	2,948	4	2,908	4	2,850	4
640-659	1,582	2	1,565	3	1,558	2
620-639	634	1	635	1	653	1
<620	153	—	161	—	172	—
Total	$68,878	100%	$67,529	100%	$65,714	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
45.01% and above	$57,044	21%	$53,440	20%	$48,990	19%
38.01% to 45.00%	95,760	36	93,871	36	91,671	36
38.00% and below	113,256	43	115,626	44	117,155	45
Total	$266,060	100%	$262,937	100%	$257,816	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2024		December 31, 2023		June 30, 2023
45.01% and above	$14,867	22%	$13,830	20%	$12,589	19%
38.01% to 45.00%	24,706	36	24,072	36	23,378	36
38.00% and below	29,305	42	29,627	44	29,747	45
Total	$68,878	100%	$67,529	100%	$65,714	100%

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
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Six months ended June 30,
(Loan count)	2024	2023
Number of delinquencies, beginning of period	20,432	19,943
New defaults	21,856	18,804
Cures	(22,891)	(20,380)
Claims paid	(332)	(282)
Rescissions and claim denials	(14)	(20)
Number of delinquencies, end of period	19,051	18,065
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Six months ended June 30,
(Amounts in thousands) (1)	2024	2023
Loss reserves, beginning of period	$476,709	$479,343
Claims paid	(12,742)	(14,048)
Change in reserve	(1,720)	(13,789)
Loss reserves, end of period	$462,247	$451,506
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	June 30, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,704	$79	$613	13%
4 - 11 payments	6,306	210	437	48%
12 payments or more	3,041	173	195	89%
Total	19,051	$462	$1,245	37%

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%
Total	20,432	$477	$1,298	37%

	June 30, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,162	$70	$488	14%
4 - 11 payments	6,229	186	409	46%
12 payments or more	3,674	196	205	95%
Total	18,065	$452	$1,102	41%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of June 30, 2024, remained consistent compared to December 31, 2023, as long-term delinquencies with higher reserves as a result of COVID-19 have cured. The number of loans that are delinquent for 12 months or more has decreased to be more in line with pre-COVID-19 levels.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of June 30, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	13%	12%	2.06%
Texas	9	8	2.10%
Florida (1)	8	10	2.22%
New York (1)	5	11	2.94%
Illinois (1)	4	6	2.53%
Arizona	4	3	1.76%
Michigan	4	3	1.76%
Georgia	3	4	2.30%
North Carolina	3	2	1.44%
Pennsylvania	3	3	2.02%
All other states (2)	44	38	1.77%
Total	100%	100%	1.96%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of June 30, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	1.86%
Chicago-Naperville, IL MD	3	4	2.89%
Atlanta, GA MSA	3	3	2.45%
New York, NY MD	2	7	3.21%
Houston, TX MSA	2	3	2.55%
Washington-Arlington, DC MD	2	2	1.79%
Dallas, TX MD	2	2	1.92%
Los Angeles-Long Beach, CA MD	2	2	2.24%
Riverside-San Bernardino, CA MSA	2	3	2.58%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	70	1.87%
Total	100%	100%	1.96%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	2.01%
Chicago-Naperville, IL MD	3	4	2.88%
Atlanta, GA MSA	3	3	2.40%
New York, NY MD	2	7	3.60%
Washington-Arlington, DC MD	2	2	2.01%
Houston, TX MSA	2	3	2.67%
Los Angeles-Long Beach, CA MD	2	2	2.39%
Dallas, TX MD	2	2	1.92%
Riverside-San Bernardino, CA MSA	2	3	2.83%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.01%
Total	100%	100%	2.10%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of June 30, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	14%	7.79%	5.55%
2009-2016	2	7	3.66%	0.60%
2017	2	4	3.45%	0.78%
2018	2	5	3.89%	0.87%
2019	5	8	2.69%	0.78%
2020	15	14	1.64%	0.79%
2021	24	21	1.65%	1.20%
2022	21	20	1.73%	1.57%
2023	18	7	0.93%	0.88%
2024	9	—	0.13%	0.13%
Total portfolio	100%	100%	1.96%	4.14%
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
Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of June 30, 2024, our 2017 and newer policy years represented approximately 96% of our primary RIF and 79% of our total direct primary case reserves.
Investment Portfolio
Our investment portfolio is affected by factors described below, each of which in turn may be affected by current macroeconomic conditions as noted above in “—Trends and Conditions.” The investment portfolios of our insurance subsidiaries are directed by the Enact Investment Committee, a management-level committee, with Genworth serving as the primary investment manager. The investment portfolio of EHI is directed by a separate management-level EHI Investment Committee with a third-party investment manager. These parties, with oversight from our Board of Directors and our senior management team, are responsible for the execution of our investment strategy. Our investment portfolio is an important component of our consolidated financial results and represents our primary source of claims paying resources. Our investment portfolio primarily consists of a diverse mix of highly rated fixed maturity securities and is designed to achieve the following objectives:
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	June 30, 2024		December 31, 2023
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$303,543	6%	$195,129	4%
State and political subdivisions	432,929	8	438,214	8
Non-U.S. government	11,405	—	11,467	—
U.S. corporate	2,646,014	50	2,723,730	52
Non-U.S. corporate	696,573	13	689,663	13
Residential mortgage-backed	9,404	—	10,755	—
Other asset-backed	1,231,477	23	1,197,183	23
Total available-for-sale fixed maturity securities	$5,331,345	100%	$5,266,141	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of June 30, 2024 or December 31, 2023. We have no derivative financial instruments in our investment portfolio.
As of both June 30, 2024, and December 31, 2023, 99% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	June 30, 2024	December 31, 2023
AAA	11%	10%
AA	22	20
A	32	33
BBB	34	35
BB & below	1	2
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	June 30, 2024	December 31, 2023
Duration (in years)	3.7	3.5
Pre-tax yield (% of average investment portfolio assets)	3.8%	3.6%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Six months ended June 30,
(Amounts in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$331,996	$287,185
Investing activities	(81,267)	2,349
Financing activities	(167,377)	(111,893)
Net increase in cash and cash equivalents	$83,352	$177,641
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash from operating activities increased largely due to higher net investment income and premiums. Cash flows from operations were also impacted by changes in reserves and unearned premiums and the timing of tax payments.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used by investing activities increased as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the six months ended June 30, 2024, our cash flows from financing activities included the issuance of our 2029 Notes and the redemption of our 2025 Notes. Financing activities for the six months ended June 30, 2024, also included dividends paid of $55 million and share repurchases of $98 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the six months ended June 30, 2023, our cash flows from financing activities included dividends paid of $48 million and share repurchases of $63 million.
Capital Resources and Financing Activities
We issued our 2029 Notes in the second quarter of 2024 with interest payable semi-annually in arrears in May and November of each year. The 2029 Notes mature on May 28, 2029. We may redeem the 2029 Notes, in whole or in part, at any time prior to April 28, 2029, at our option, by paying an additional premium. At any time on or after April 28, 2029, we may redeem the 2029 Senior Notes, in whole or in part, at our option, at 100% of the principal amount, plus accrued and unpaid interest. The 2029 Notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if we breach the terms of the indenture.
The proceeds from our 2029 Notes, along with other available cash, were used to redeem our 2025 Notes during the second quarter of 2024.
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through June 30, 2024.

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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $223 million as of June 30, 2024, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
In addition, we review multiple other considerations in parallel to determine a prospective dividend strategy for our regulated insurance operating subsidiaries. Given the regulatory focus on the reasonableness of an insurer’s surplus in relation to its outstanding liabilities and the adequacy of its surplus relative to its financial needs for any dividend, our insurance subsidiaries consider the minimum amount of policyholder surplus after giving effect to any contemplated future dividends. Regulatory minimum policyholder surplus is not codified in North Carolina law and limitations may vary based on prevailing business conditions including, but not limited to, the prevailing and future macroeconomic conditions. We estimate regulators would require a minimum policyholder surplus of approximately $300 million to meet their threshold standard. We are subject to statutory accounting requirements that establish a contingency reserve of at least 50% of net earned premiums annually for ten years, after which time it is released into policyholder surplus. While we begin 10-year contingency reserve releases during 2024, minimum policyholder surplus could be a limitation on the future dividends of our regulated operating subsidiaries.
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

The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	June 30, 2024	December 31, 2023
Statutory policyholders’ surplus	$863	$1,085
Contingency reserves	4,242	3,960
Combined statutory capital	$5,105	$5,045
Adjusted RIF(1)	$55,365	$58,277
Combined risk-to-capital ratio	10.8	11.6
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	June 30, 2024	December 31, 2023
Statutory policyholders’ surplus	$827	$1,026
Contingency reserves	4,234	3,953
EMICO statutory capital	$5,061	$4,979
Adjusted RIF(1)	$54,834	$57,788
EMICO risk-to-capital ratio	10.8	11.6
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of June 30, 2024, we maintained liquidity in the form of cash and cash equivalents of $699 million compared to $616 million as of December 31, 2023, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility has remained undrawn through June 30, 2024.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes in both the short term and long term. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than the 2029 Notes and the Facility.

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
Contractual Obligations and Commitments
Our loss reserves have a high degree of estimation due to macroeconomic uncertainty. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure or progress to claim as we expect. Other than changes in our aforementioned loss reserves, there have been no material additions or changes to our contractual obligations or other off-balance sheet arrangements.
Critical Accounting Estimates
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our Annual Report.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the six months ended June 30, 2024 and 2023, and in our audited consolidated financial statements for the years ended December 31, 2023 and 2022, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of June 30, 2024, the effective duration of our investments available-for-sale was 3.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.7% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2024
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 1, 2024, we announced the authorization of a new share repurchase program which allows for the repurchase of up to an additional $250 million of EHI’s common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2024:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
April 1 - April 30, 2024	412,678	$30.07	412,678	$24,487
May 1 - May 31, 2024	518,966	$31.03	518,966	$258,382
June 1 - June 30, 2024	669,775	$30.18	669,775	$238,167
Total	1,601,419	$30.43	1,601,419	$238,167
(1) In August 2023, we announced a share repurchase authorization which allows for the purchase of $100 million of EHI common stock, which was completed in June 2024. In May 2024, we announced a new share repurchase authorization which allows for the purchase of an additional $250 million of EHI common stock. The authorization has no expiration date.

Subsequent to quarter end, the Company purchased 406,945 shares at an average price of $31.01 through July 30, 2024.

Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
3.1
Certificate of Amendment of Certificate of Incorporation of Enact Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024).

3.2
Restated Certificate of Incorporation of Enact Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024).

4.1
Senior Indenture dated as of May 28, 2024 by and among the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024).

4.2
First Supplemental Indenture dated as of May 28, 2024 by and among the Company and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024).

4.3
Form of 6.250% Senior Notes due 2029, included as Exhibit A to the First Supplemental Indenture in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024).

10.1
Share Repurchase Agreement, dated May 1, 2024, by and between Enact Holdings, Inc. and Genworth Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).

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
Dated: August 2, 2024

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer