Form 10-Q
period 2024-09-30
Enact Holdings, Inc.
filed 2024-11-07
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File Number: 001-40399

Enact Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-1579166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8325 Six Forks Road
Raleigh, North Carolina 27615
(919) 846-4100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ACT	The Nasdaq Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, there were 153,589,264 shares of Common Stock, par value $0.01 per share, outstanding.

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
•fluctuations in interest rates;
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
•risks relating to our continuing relationship with Genworth Financial, Inc.;
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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,782,649 and $5,559,886 as of September 30, 2024, and December 31, 2023, respectively)	$5,652,399	$5,266,141
Short-term investments, at fair value	1,550	20,219
Total investments	5,653,949	5,286,360
Cash and cash equivalents	673,363	615,683
Accrued investment income	45,954	41,559
Deferred acquisition costs	24,160	25,006
Premiums receivable	48,834	45,070
Other assets	100,723	88,306
Deferred tax asset	50,063	88,489
Total assets	$6,597,046	$6,190,473
Liabilities and equity
Liabilities:
Loss reserves	$510,401	$518,191
Unearned premiums	121,382	149,330
Other liabilities	186,312	145,189
Long-term borrowings	742,706	745,416
Total liabilities	1,560,801	1,558,126
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 154,450 shares issued and outstanding as of September 30, 2024, and 159,344 shares issued and outstanding as of December 31, 2023)	1,544	1,593
Additional paid-in capital	2,145,518	2,310,891
Accumulated other comprehensive income	(101,984)	(230,400)
Retained earnings	2,991,167	2,550,263
Total equity	5,036,245	4,632,347
Total liabilities and equity	$6,597,046	$6,190,473
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Premiums	$249,055	$243,346	$734,369	$716,974
Net investment income	61,056	54,952	177,940	151,208
Net investment gains (losses)	(1,243)	(23)	(15,640)	(13,146)
Other income	720	760	3,329	2,460
Total revenues	309,588	299,035	899,998	857,496
Losses and expenses:
Losses incurred	12,164	17,847	14,844	2,793
Acquisition and operating expenses, net of deferrals	53,091	52,339	157,985	155,931
Amortization of deferred acquisition costs and intangibles	2,586	2,803	7,137	8,088
Interest expense	12,290	12,941	38,895	38,919
Loss on debt extinguishment	—	—	10,930	—
Total losses and expenses	80,131	85,930	229,791	205,731
Income before income taxes	229,457	213,105	670,207	651,765
Provision for income taxes	48,788	48,910	144,877	143,562
Net income	$180,669	$164,195	$525,330	$508,203

Net income per common share:
Basic	$1.16	$1.03	$3.34	$3.15
Diluted	$1.15	$1.02	$3.31	$3.13
Weighted average common shares outstanding:
Basic	155,561	160,066	157,191	161,275
Diluted	157,016	161,146	158,558	162,165
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income	$180,669	$164,195	$525,330	$508,203
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	134,319	(55,118)	128,412	(17,608)
Foreign currency translation gain (loss)	2	12	4	3
Other comprehensive income (loss)	134,321	(55,106)	128,416	(17,605)
Total comprehensive income (loss)	$314,990	$109,089	$653,746	$490,598
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended September 30, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of June 30, 2024	$1,561	$2,220,903	$(236,305)	$2,839,670	$4,825,829
Comprehensive income (loss):
Net income	—	—	—	180,669	180,669
Other comprehensive income (loss), net of taxes	—	—	134,321	—	134,321
Repurchase of common stock	(22)	(71,251)	—	—	(71,273)
Stock-based compensation expense and exercises and other	5	(4,134)	—	(394)	(4,523)
Dividends	—	—	—	(28,778)	(28,778)
Balance as of September 30, 2024	$1,544	$2,145,518	$(101,984)	$2,991,167	$5,036,245

	Three months ended September 30, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of June 30, 2023	$1,602	$2,324,527	$(345,243)	$2,395,010	$4,375,896
Comprehensive income (loss):
Net income	—	—	—	164,195	164,195
Other comprehensive income (loss), net of taxes	—	—	(55,106)	—	(55,106)
Repurchase of common stock	(2)	(6,290)	—	—	(6,292)
Stock-based compensation expense and exercises and other	—	4,385	—	(273)	4,112
Dividends	—	—	—	(25,599)	(25,599)
Balance as of September 30, 2023	$1,600	$2,322,622	$(400,349)	$2,533,333	$4,457,206

See Notes to Condensed Consolidated Financial Statements

	Nine months ended September 30, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
Comprehensive income (loss):
Net income	—	—	—	525,330	525,330
Other comprehensive income (loss), net of taxes	—	—	128,416	—	128,416
Repurchase of common stock	(55)	(169,552)	—	—	(169,607)
Stock-based compensation expense and exercises and other	6	4,179	—	(1,108)	3,077
Dividends	—	—	—	(83,318)	(83,318)
Balance as of September 30, 2024	$1,544	$2,145,518	$(101,984)	$2,991,167	$5,036,245

	Nine months ended September 30, 2023
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income (loss):
Net income	—	—	—	508,203	508,203
Other comprehensive income (loss), net of taxes	—	—	(17,605)	—	(17,605)
Repurchase of common stock	(29)	(69,698)	—	—	(69,727)
Stock-based compensation expense and exercises and other	1	10,252	—	(769)	9,484
Dividends	—	—	—	(74,057)	(74,057)
Balance as of September 30, 2023	$1,600	$2,322,622	$(400,349)	$2,533,333	$4,457,206
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2024	2023
Cash flows from operating activities:
Net income	$525,330	$508,203
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	15,640	13,146
Amortization of fixed maturity securities discounts and premiums	(8,331)	(4,677)
Amortization of deferred acquisition costs and intangibles	7,137	8,088
Acquisition costs deferred	(4,349)	(4,896)
Deferred income taxes	3,409	(140)
Stock-based compensation expense	13,341	9,484
Amortization of debt issuance costs	1,610	1,922
Loss on debt extinguishment	10,930	—
Change in certain assets and liabilities:
Accrued investment income	(4,395)	(6,207)
Premiums receivable	(3,764)	(2,572)
Other assets	833	2,377
Loss reserves	(7,790)	(17,915)
Unearned premiums	(27,948)	(41,137)
Other liabilities	(1,521)	(23,694)
Net cash provided by operating activities	520,132	441,982
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,123,316)	(802,128)
Purchase of equity interest	(5,512)	—
Proceeds from sales of fixed maturity securities available-for-sale	409,168	394,148
Proceeds from maturities of fixed maturity securities available-for-sale	529,787	298,221
Net change in short-term investments	18,672	(14,617)
Other	(12,412)	(9,607)
Net cash used in investing activities	(183,613)	(133,983)
Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	749,648	—
Debt issuance costs	(7,373)	—
Redemption of long-term debt	(757,500)	—
Repurchase of common stock	(169,321)	(69,727)
Dividends paid	(83,318)	(74,057)
Other	(10,975)	—
Net cash used in financing activities	(278,839)	(143,784)
Net increase in cash and cash equivalents	57,680	164,215
Cash and cash equivalents at beginning of period	615,683	513,775
Cash and cash equivalents at end of period	$673,363	$677,990
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
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $500 million into Enact Re during 2023. As of September 30, 2024, Enact Re reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements and invests in new business opportunities for Enact, including assumption of excess of loss reinsurance relating to GSE risk share.
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
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) released guidance under ASC 280 related to segment reporting disclosures. The update requires incremental disclosure around significant segment expenses, measures of segment profit or loss used by the chief operating decision maker (“CODM”) and the CODM’s use of these metrics. The guidance also requires segment disclosures for entities with a single reportable segment. This guidance will have no impact on our consolidated financial statements but will expand our disclosures effective for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025 using the retrospective method. We are finalizing the required disclosures in accordance with the new guidance, which will be reflected in the notes contained in our 2024 Annual Report on Form 10-K.
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
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Fixed maturity securities available-for-sale	$54,200	$46,728	$157,694	$132,645
Cash, cash equivalents and short-term investments	8,713	9,665	25,602	23,240
Gross investment income before expenses and fees	62,913	56,393	183,296	155,885
Investment expenses and fees	(1,857)	(1,441)	(5,356)	(4,677)
Net investment income	$61,056	$54,952	$177,940	$151,208

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Fixed maturity securities available-for-sale:
Gross realized gains	$195	$—	$738	$20
Gross realized (losses)	(1,438)	(36)	(16,378)	(13,166)
Net realized gains (losses)	(1,243)	(36)	(15,640)	(13,146)
Net change in allowance for credit losses on commitment	—	13	—	—
Net investment gains (losses)	$(1,243)	$(23)	$(15,640)	$(13,146)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of September 30, 2024, or December 31, 2023, or activity during the nine months ended September 30, 2024.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	September 30, 2024	December 31, 2023
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(130,250)	$(293,745)
Short-term investments	3	—
Unrealized gains (losses) on investment securities	(130,247)	(293,745)
Income taxes	28,103	63,189
Net unrealized investment gains (losses)	$(102,144)	$(230,556)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2024	2023
Beginning balance	$(236,463)	$(345,386)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	169,745	(57,401)
Provision for income taxes	(36,407)	(345)
Change in unrealized gains (losses) on investment securities	133,338	(57,746)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(262) and $2,592, respectively	981	2,628
Change in net unrealized investment gains (losses)	134,319	(55,118)
Ending balance	$(102,144)	$(400,504)

	Nine months ended September 30,
(Amounts in thousands)	2024	2023
Beginning balance	$(230,556)	$(382,896)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	147,858	(22,802)
Provision for income taxes	(31,802)	(7,791)
Change in unrealized gains (losses) on investment securities	116,056	(30,593)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(3,284) and $(161), respectively	12,356	12,985
Change in net unrealized investment gains (losses)	128,412	(17,608)
Ending balance	$(102,144)	$(400,504)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of September 30, 2024, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$281,862	$7,679	$(382)	$289,159
State and political subdivisions	512,247	2,690	(58,331)	456,606
Non-U.S. government	47,733	1,124	(590)	48,267
U.S. corporate	2,920,857	44,496	(93,471)	2,871,882
Non-U.S. corporate	773,523	11,569	(25,763)	759,329
Residential mortgage-backed	8,290	48	(17)	8,321
Other asset-backed	1,238,137	8,763	(28,065)	1,218,835
Total fixed maturity securities available-for-sale	$5,782,649	$76,369	$(206,619)	$5,652,399
Short-term investments	1,547	3	—	1,550
Total investments	$5,784,196	$76,372	$(206,619)	$5,653,949
As of December 31, 2023, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$194,824	$1,196	$(891)	$195,129
State and political subdivisions	511,906	2,091	(75,783)	438,214
Non-U.S. government	12,338	16	(887)	11,467
U.S. corporate	2,858,445	19,839	(154,554)	2,723,730
Non-U.S. corporate	725,163	4,288	(39,788)	689,663
Residential mortgage-backed	10,781	38	(64)	10,755
Other asset-backed	1,246,429	2,848	(52,094)	1,197,183
Total fixed maturity securities available-for-sale	$5,559,886	$30,316	$(324,061)	$5,266,141
Short-term investments	20,219	1	(1)	20,219
Total investments	$5,580,105	$30,317	$(324,062)	$5,286,360

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2024:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$8,973	$(70)	3	$26,112	$(312)	11	$35,085	$(382)	14
State and political subdivisions	—	—	—	419,483	(58,331)	84	419,483	(58,331)	84
Non-U.S. government	2,018	(7)	8	9,769	(583)	1	11,787	(590)	9
U.S. corporate	50,500	(204)	13	1,552,815	(93,267)	292	1,603,315	(93,471)	305
Non-U.S. corporate	12,605	(44)	8	421,063	(25,719)	81	433,668	(25,763)	89
Residential mortgage-backed	1,634	(6)	1	3,233	(11)	4	4,867	(17)	5
Other asset-backed	47,065	(143)	22	561,777	(27,922)	136	608,842	(28,065)	158
Total for fixed maturity securities in an unrealized loss position	$122,795	$(474)	55	$2,994,252	$(206,145)	609	$3,117,047	$(206,619)	664
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of September 30, 2024, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$376,185	$371,063
Due after one year through five years	1,881,955	1,819,735
Due after five years through ten years	1,953,400	1,908,395
Due after ten years	324,682	326,050
Subtotal	4,536,222	4,425,243
Residential mortgage-backed	8,290	8,321
Other asset-backed	1,238,137	1,218,835
Total fixed maturity securities available-for-sale	$5,782,649	$5,652,399
As of September 30, 2024, securities issued by the finance and insurance, utilities, technology and communications, consumer—non-cyclical, and energy industry groups represented approximately 32%, 13%, 11%, 10%, and 10% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of September 30, 2024, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of September 30, 2024, and December 31, 2023, $26.4 million and $25.7 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the assets on deposit in these trusts was $163.6 million as of September 30, 2024, and $77.9 million as of December 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. As of September 30, 2024, there are no balances outstanding related to this limited partnership, but we have committed to fund approximately $10 million over the life of the fund.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2024.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of September 30, 2024, and December 31, 2023.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 90% of our portfolio was priced using third-party pricing services as of September 30, 2024. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2024:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$289,159	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$456,606	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$48,267	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,455,828	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$626,289	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$8,321	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,211,653	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $183.1 million and $71.5 million, respectively, as of September 30, 2024. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $17.5 million as of September 30, 2024.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $284.2 million as of September 30, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$289,159	$—	$289,159	$—
State and political subdivisions	456,606	—	456,606	—
Non-U.S. government	48,267	—	48,267	—
U.S. corporate	2,871,882	—	2,638,968	232,914
Non-U.S. corporate	759,329	—	697,745	61,584
Residential mortgage-backed	8,321	—	8,321	—
Other asset-backed	1,218,835	—	1,211,653	7,182
Total fixed maturity securities	5,652,399	—	5,350,719	301,680
Short-term investments	1,550	—	1,550	—
Total	$5,653,949	$—	$5,352,269	$301,680

	December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$195,129	$—	$195,129	$—
State and political subdivisions	438,214	—	438,214	—
Non-U.S. government	11,467	—	11,467	—
U.S. corporate	2,723,730	—	2,476,525	247,205
Non-U.S. corporate	689,663	—	608,342	81,321
Residential mortgage-backed	10,755	—	10,755	—
Other asset-backed	1,197,183	—	1,194,225	2,958
Total fixed maturity securities	5,266,141	—	4,934,657	331,484
Short-term investments	20,219	—	20,219	—
Total	$5,286,360	$—	$4,954,876	$331,484
We had no liabilities recorded at fair value as of September 30, 2024, and December 31, 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$237,448	$(7,176)	$16,456	$—	$—	$(222)	$—	$(13,592)	$232,914	$82	$7,081
Non-U.S. corporate	82,053	(1,236)	1,803	—	(17,937)	(105)	—	(2,994)	61,584	22	110
Other asset-backed	13,907	9	428	6,249	—	—	—	(13,411)	7,182	9	18
Total	$333,408	$(8,403)	$18,687	$6,249	$(17,937)	$(327)	$—	$(29,997)	$301,680	$113	$7,209

	Beginning balance as of July 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,301	$(7)	$(3,625)	$18,001	$(2)	$(344)	$—	$—	$236,324	$(7)	$(3,627)
Non-U.S. corporate	72,724	6	(1,288)	2	—	(105)	11,377	(7,448)	75,268	6	(1,043)
Other asset-backed	10,952	14	(108)	1,655	(1)	(57)	—	(9,850)	2,605	6	(4)
Total	$305,977	$13	$(5,021)	$19,658	$(3)	$(506)	$11,377	$(17,298)	$314,197	$5	$(4,674)
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$247,205	$(7,535)	$14,504	$—	$(1,739)	$(10,580)	$4,651	$(13,592)	$232,914	$67	$4,895
Non-U.S. corporate	81,321	(1,220)	(261)	6,000	(17,946)	(3,316)	—	(2,994)	61,584	39	(1,963)
Other asset-backed	2,958	26	437	23,183	—	(331)	—	(19,091)	7,182	26	19
Total	$331,484	$(8,729)	$14,680	$29,183	$(19,685)	$(14,227)	$4,651	$(35,677)	$301,680	$132	$2,951

(Amounts in thousands)	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2023	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$220,626	$(28)	$(3,622)	$39,001	$(6,901)	$(12,752)	$—	$—	$236,324	$(23)	$(4,720)
Non-U.S. corporate	95,154	(711)	170	3,761	(3,543)	(23,492)	11,377	(7,448)	75,268	22	(921)
Other asset-backed	3,481	19	(118)	11,646	(1)	(58)	—	(12,364)	2,605	11	(32)
Total	$319,261	$(720)	$(3,570)	$54,408	$(10,445)	$(36,302)	$11,377	$(19,812)	$314,197	$10	$(5,673)
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2024:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$232,914	Credit spreads	14 - 193	100
Non-U.S. corporate	Internal models	$51,315	Credit spreads	84 - 136	111
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

	September 30, 2024		December 31, 2023
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$742,706	$779,513	$745,416	$748,785
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	September 30, 2024	December 31, 2023
Domestic mortgage insurance	$507,379	$517,515
Run-off and other reserves	3,022	676
Total loss reserves	$510,401	$518,191

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the nine months ended September 30, is summarized as follows:

(Amounts in thousands)	2024	2023
Gross loss reserves, beginning balance	$517,515	$518,330
Reinsurance recoverable, beginning balance	(1,294)	—
Net loss reserves, beginning balance	516,221	518,330

Losses and LAE incurred related to current accident year	211,665	198,732
Losses and LAE incurred related to prior accident years	(200,457)	(195,898)
Total incurred	11,208	2,834

Losses and LAE paid related to current accident year	(147)	(697)
Losses and LAE paid related to prior accident years	(21,412)	(20,458)
Total paid	(21,559)	(21,155)

Net loss reserves, ending balance	505,870	500,009
Reinsurance recoverable, ending balance	1,509	429
Gross loss reserves, ending balance	$507,379	$500,438

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
For the nine months ended September 30, 2024, losses and LAE incurred of $212 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $199 million for the nine months ended September 30, 2023.
For the nine months ended September 30, 2024, we also recorded favorable reserve adjustments of $196 million primarily on prior accident year reserves, driven by cure performance of delinquencies from 2023 and prior. As part of the reserve adjustments in 2024, we decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, which impacted reserves from current and prior accident years.
During the first nine months ended September 30, 2023, we released $188 million of reserves primarily driven by cure performance of delinquencies from 2022 and earlier.

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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net premiums written:
Direct	$262,723	$250,044	$777,148	$736,143
Assumed	6,782	577	11,813	892
Ceded	(28,937)	(20,256)	(82,540)	(61,198)
Net premiums written	$240,568	$230,365	$706,421	$675,837

Net premiums earned:
Direct	$271,210	$263,025	$805,096	$777,280
Assumed	6,782	577	11,813	892
Ceded	(28,937)	(20,256)	(82,540)	(61,198)
Net premiums earned	$249,055	$243,346	$734,369	$716,974
The difference between written premiums of $240.6 million and earned premiums of $249.1 million represents the decrease in unearned premiums for the three months ended September 30, 2024. The difference between written premiums of $706.4 million and earned premiums of $734.4 million represents the decrease in unearned premiums for the nine months ended September 30, 2024. In both periods, the decrease in unearned premiums was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of September 30, 2024:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$188	$303	$132
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$302	$372	$200
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$244	$248	$248
Total						$580

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$667	$206	$97
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$457	$196	$173
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$380	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$314	$289	$177
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$261	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$253	$201	$162
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$359	$180	$180
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$273	$273	$180	$180
2024-2 XOL	6/25/2024	7/01/2023-12/31/2023	$134	$134	$90	$90
Total						$1,120
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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	September 30, 2024	December 31, 2023
6.25% Senior Notes, due 2029	$750,000	$—
6.5% Senior Notes, due 2025	—	750,000
Deferred borrowing charges and discount	(7,294)	(4,584)
Total	$742,706	$745,416
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through September 30, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three- and nine-month periods ended September 30, 2024 and 2023, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $2.8 million and $4.2 million for the three months ended September 30, 2024 and 2023, respectively. We incurred costs for these services of $8.4 million and $13.4 million for the nine months ended September 30, 2024 and 2023, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.8 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. The total investment expenses paid to Genworth were $5.1 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
In prior periods, we provided certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.1 million for these services for the three months ended September 30, 2023, and $0.3 million for the nine months ended September 30, 2023.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	September 30, 2024	December 31, 2023
Amounts payable to Genworth	$9,439	$8,186
Amounts receivable from Genworth	$153	$215
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the nine months ended September 30, 2024 and 2023, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees, as well as deferred stock units issued to our directors.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Net income available to EHI common stockholders	$180,669	$164,195	$525,330	$508,203
Net income per common share:
Basic	$1.16	$1.03	$3.34	$3.15
Diluted	$1.15	$1.02	$3.31	$3.13
Weighted average common shares outstanding:
Basic	155,561	160,066	157,191	161,275
Diluted	157,016	161,146	158,558	162,165
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2024, net of tax	$(236,463)	$158	$(236,305)
Other comprehensive income (loss) before reclassifications	133,338	2	133,340
Amounts reclassified from other comprehensive income (loss)	981	—	981
Total other comprehensive income (loss)	134,319	2	134,321
Balance as of September 30, 2024, net of tax	$(102,144)	$160	$(101,984)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2023, net of tax	$(345,386)	$143	$(345,243)
Other comprehensive income (loss) before reclassifications	(57,746)	12	(57,734)
Amounts reclassified from other comprehensive income (loss)	2,628	—	2,628
Total other comprehensive income (loss)	(55,118)	12	(55,106)
Balance as of September 30, 2023, net of tax	$(400,504)	$155	$(400,349)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the nine months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2024, net of tax	$(230,556)	$156	$(230,400)
Other comprehensive income (loss) before reclassifications	116,056	4	116,060
Amounts reclassified from other comprehensive income (loss)	12,356	—	12,356
Total other comprehensive income (loss)	128,412	4	128,416
Balance as of September 30, 2024, net of tax	$(102,144)	$160	$(101,984)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2023, net of tax	$(382,896)	$152	$(382,744)
Other comprehensive income (loss) before reclassifications	(30,593)	3	(30,590)
Amounts reclassified from other comprehensive income (loss)	12,985	—	12,985
Total other comprehensive income (loss)	(17,608)	3	(17,605)
Balance as of September 30, 2023, net of tax	$(400,504)	$155	$(400,349)

The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)				Affected line item in the condensed consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net unrealized gains (losses) on investments	$(1,243)	$(36)	$(15,640)	$(13,146)	Net investment gains (losses)
Benefit (expense) from income taxes	262	(2,592)	3,284	161	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On August 1, 2023, we announced the authorization of a new share repurchase program which allowed for the repurchase of up to $100 million of EHI’s common stock. On May 1, 2024, we announced a new share repurchase authorization that allows for the repurchase of an additional $250 million of EHI’s common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings,

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inc. to repurchase its EHI shares on a pro rata basis as part of each program, respectively. Each share repurchase program is not expected to materially change Genworth’s ownership interest in Enact post-completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. Each program does not obligate EHI to acquire any amount of common stock, may be suspended or terminated at any time at the Company’s discretion without prior notice, and does not have a specified expiration date.
During the three months ended September 30, 2024, the Company purchased 2,096,329 shares at an average price of $34.04 per share, excluding commissions, compared to 241,946 shares at an average price of $25.96 per share during the three months ended September 30, 2023. During the nine months ended September 30, 2024, the Company purchased 5,477,586 shares at an average price of $30.86 per share, excluding commissions, compared to 2,863,891 shares at an average price of $24.30 per share during the nine months ended September 30, 2023. As of September 30, 2024, $166.8 million remained available under the share repurchase program that was announced on May 1, 2024. All treasury stock has been retired as of September 30, 2024.
Subsequent to quarter end, the Company purchased 837,777 shares at an average price of $35.89 per share through October 31, 2024.
Cash Dividends
We paid a quarterly cash dividend of $0.185 per share in the third and second quarters of 2024, and $0.16 per share in the first quarter of 2024. We paid a quarterly cash dividend of $0.16 per share in the third and second quarters of 2023, and $0.14 per share in the first quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the nine months ended September 30, 2024 and 2023, and our audited consolidated financial statements and related notes for the years ended December 31, 2023 and 2022 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 (the “Annual Report”).
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
Trends and Conditions
Macroeconomic environment. During the third quarter of 2024, the United States economy has continued to show positive signs, but faces lingering uncertainty due to inflationary pressure, the geopolitical environment and macroeconomic concerns.
The Bureau of Labor Statistics reported in September 2024 that the Consumer Price Index (“CPI”) was 2.4% year-over-year compared to 3.0% year-over-year in June 2024. Despite CPI improvement, inflationary pressures have remained a challenge. The Federal Reserve took an aggressive approach towards addressing inflation throughout 2022 and into 2023. After a period of no interest rate changes in late 2023 and early 2024, the Federal Reserve decreased interest rates by 50 basis points in September 2024. Mortgage rates remain elevated but have declined compared to highs in late 2023.
Mortgage origination activity has increased modestly in 2024 but remains relatively slow in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. National house prices continued to rise into 2024 according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index.
The unemployment rate as of September 30, 2024, was 4.1%, flat from June 30, 2024. As of September 30, 2024, the number of unemployed Americans stood at approximately 6.8 million and the number of long-term unemployed Americans (over 26 weeks out of the workforce) was approximately 1.6 million.
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
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. As of September 30, 2024, approximately 1.0%, or 9,987, of our active primary policies were reported in a forbearance plan, of which approximately 28% were reported as delinquent. Approximately 9% of our primary new delinquencies in the third quarter of 2024 were subject to a forbearance plan as compared to 12% in the third quarter of 2023.
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
On October 24, 2022, the FHFA announced the validation and approval of both the FICO 10T credit score model and the VantageScore 4.0 credit score model for anticipated use by the GSEs as well as proposing to change the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies and instead only requiring credit reports from two of the three nationwide credit reporting agencies. The validation of the new credit scores is currently expected to require lenders to deliver both credit scores for each loan sold to the GSEs. In February 2024, the FHFA announced preliminary implementation in the fourth quarter of 2025. Implementation will require system and process updates along with coordination across stakeholders of the industry.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements that will be phased in between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. We expect to hold capital sufficiency well in excess of these requirements and do not expect the impact of these updates to be material to our sufficiency. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance between today and the phase-in dates.
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
Our portfolio. New insurance written (“NIW”) of $13.6 billion in the third quarter of 2024 decreased 6% compared to the third quarter of 2023 driven by lower estimated market share. Our primary persistency rate was 83% during the third quarter of 2024 and 84% for the third quarter of 2023. The persistency rate remains higher than historical levels driven by a large percentage of our in-force policies with mortgage rates below current mortgage rates. Elevated persistency has continued to offset lower new insurance written, leading to an increase in primary insurance in-force (“IIF”) of approximately $5.1 billion since December 31, 2023.
Net earned premiums increased approximately 2% in the third quarter of 2024 compared to the third quarter of 2023 primarily as a result of insurance in-force growth and higher assumed premiums, consisting primarily of Enact Re’s GSE credit risk transfer participation, partially offset by higher ceded premiums.
Loss experience. Our loss ratio for the three months ended September 30, 2024, was 5% as compared to 7% for the three months ended September 30, 2023. Both periods were impacted by favorable reserve development. In the third quarter of 2024, we released $65 million of reserves, driven by cure performance of delinquencies from 2023 and prior. This compares to the third quarter of 2023, where we recorded a $55 million reserve release primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those as a result of COVID-19.
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
New delinquencies in the third quarter of 2024 increased compared to the third quarter of 2023 due to aging of our large, newer books. Current period primary delinquencies of 12,964 contributed $75 million of loss expense in the third quarter of 2024. We incurred $72 million of losses from 11,107 delinquencies that were reported in the third quarter of 2023. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
Capital requirements and ratings. As of September 30, 2024, EMICO’s risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 10.4:1, compared with a risk-to-capital ratio of 11.6:1 as of both December 31, 2023, and September 30, 2023, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of September 30, 2024, we had estimated available assets of $5,194 million against $3,004 million net required assets under PMIERs compared to available assets of $5,024 million against $2,967 million net required assets as of June 30, 2024. The sufficiency ratio as of September 30, 2024, was 173%, or $2,190 million, above the PMIERs requirements, compared to 169%, or $2,057 million, above the PMIERs requirements as of June 30, 2024. Our PMIERs required assets benefited from a reinsurance credit of $1,807 million and $1,756 million related to third-party reinsurance as of September 30, 2024, and June 30, 2024, respectively. Our PMIERs required assets as of September 30, 2024, and June 30, 2024, also benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $28 million of benefit to our September 30, 2024 PMIERs required assets compared to $31 million of benefit as of June 30, 2024. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Per guidance released by the GSEs in the third quarter of 2024, use of the multiplier will be discontinued effective March 31, 2025.
On January 8, 2024, S&P Global Ratings upgraded the long-term financial strength and issuer credit ratings of EMICO from BBB+ to A-.

Recent transactions. In November 2023, we contributed $250 million into Enact Re, our wholly owned Bermuda-based subsidiary. This contribution supported the increase to the ceding percentage of our previously announced affiliate quota share agreements from 7.5% to 12.5% during the first quarter of 2024, and a new quota share reinsurance agreement that cedes 12.5% of EMICO’s 2024 new insurance written. The contribution also supports new business opportunities, which primarily includes the continued execution of GSE credit risk transfer.
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
On May 28, 2024, we issued our 2029 Notes for an aggregate principal amount of $750 million. We used the proceeds from the issuance to redeem our 2025 Notes.
On June 25, 2024, we executed an excess-of-loss reinsurance transaction with a panel of reinsurers, which provides approximately $90 million of reinsurance coverage on a portion of existing mortgage insurance written from July 1, 2023, through December 31, 2023, effective June 1, 2024.
Capital returns. In March 2024, our primary mortgage insurance operating company, EMICO, completed a distribution to EHI that supports our ability to pay a quarterly dividend. We paid a dividend of $0.16 per common share during the first quarter of 2024. On May 1, 2024, we also announced an increase to our quarterly dividend to $0.185 per common share which was paid in June and September 2024. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
On May 1, 2024, we announced the authorization of a share repurchase program that allows for the repurchase of up to $250 million of EHI’s common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to materially change Genworth’s ownership interest in Enact post-completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
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

Results of Operations and Key Metrics
Results of Operations
Three months ended September 30, 2024, compared to three months ended September 30, 2023
The following table sets forth our consolidated results for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$249,055	$243,346	$5,709	2%
Net investment income	61,056	54,952	6,104	11%
Net investment gains (losses)	(1,243)	(23)	(1,220)	NM(1)
Other income	720	760	(40)	(5)%
Total revenues	309,588	299,035	10,553	4%
Losses and expenses:
Losses incurred	12,164	17,847	(5,683)	(32)%
Acquisition and operating expenses, net of deferrals	53,091	52,339	752	1%
Amortization of deferred acquisition costs and intangibles	2,586	2,803	(217)	(8)%
Interest expense	12,290	12,941	(651)	(5)%
Total losses and expenses	80,131	85,930	(5,799)	(7)%
Income before income taxes	229,457	213,105	16,352	8%
Provision for income taxes	48,788	48,910	(122)	—%
Net income	$180,669	$164,195	$16,474	10%
Loss ratio (2)	5%	7%
Expense ratio (3)	22%	23%
Net earned premium rate (4)	0.36%	0.37%
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
Revenues
Premiums increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily as a result of insurance in-force growth and increased assumed premiums, consisting primarily of Enact Re’s GSE credit risk transfer participation, partially offset by higher ceded premiums. The net earned premium rate was 0.36% for the three months ended September 30, 2024, down slightly from 0.37% for the three months ended September 30, 2023.
Net investment income increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to higher yields as a result of elevated interest rates coupled with higher average invested assets.

Net investment losses in the third quarter of 2024 and 2023 were driven by realized losses on the sale of fixed maturity securities.
Losses and expenses
Losses incurred during the third quarter of 2024 and 2023 were both impacted by prior year development. In the third quarter of 2024, we recorded a reserve release of $65 million, driven by cure performance of delinquencies from 2023 and prior. In the third quarter of 2023, we recorded a reserve release of $55 million primarily related to better than expected cure performance on delinquencies from 2022 and earlier, including a portion of those as a result of COVID-19. A component of the reserve release also related to delinquencies from 2022, as uncertainty in the economic environment had not negatively impacted cure performance to the extent initially expected. Current period primary delinquencies of 12,964 contributed $75 million of loss expense in the three months ended September 30, 2024. This compares to $72 million of loss expense from 11,107 primary delinquencies in the third quarter of 2023.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the three months ended September 30,:

(Amounts in thousands)	2024	2023
Losses and LAE incurred related to current accident year	$76,612	$78,557
Losses and LAE incurred related to prior accident years	(67,225)	(60,532)
Total incurred (1)	$9,387	$18,025
_______________
(1)Excludes run-off and other reserves.
Acquisition and operating expenses, net of deferrals, increased for the three months ended September 30, 2024, driven primarily by expenses incurred as a part of restructuring activities.
The expense ratio decreased slightly as a result of premium growth outpacing increases in expenses.
Interest expense primarily relates to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2024 and 2023.
Provision for income taxes
The effective tax rate was 21.3% and 23.0% for the three months ended September 30, 2024 and 2023, respectively. The tax rate in the third quarter of 2023 was impacted by the valuation allowance against deferred tax assets associated with realized losses on fixed maturity securities during 2023.

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023
The following table sets forth our consolidated results for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$734,369	$716,974	$17,395	2%
Net investment income	177,940	151,208	26,732	18%
Net investment gains (losses)	(15,640)	(13,146)	(2,494)	19%
Other income	3,329	2,460	869	35%
Total revenues	899,998	857,496	42,502	5%
Losses and expenses:
Losses incurred	14,844	2,793	12,051	NM(1)
Acquisition and operating expenses, net of deferrals	157,985	155,931	2,054	1%
Amortization of deferred acquisition costs and intangibles	7,137	8,088	(951)	(12)%
Interest expense	38,895	38,919	(24)	—%
Loss on debt extinguishment	10,930	—	10,930	NM
Total losses and expenses	229,791	205,731	24,060	12%
Income before income taxes	670,207	651,765	18,442	3%
Provision for income taxes	144,877	143,562	1,315	1%
Net income	$525,330	$508,203	$17,127	3%
Loss ratio (2)	2%	—%
Expense ratio (3)	22%	23%
Net earned premium rate (4)	0.36%	0.37%
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
Revenues
Premiums increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily attributable to insurance in-force growth and higher assumed premiums, consisting primarily of Enact Re’s GSE credit risk transfer participation, partially offset by higher ceded premiums. The net earned premium rate was 0.36% for the nine months ended September 30, 2024, down slightly from 0.37% for the nine months ended September 30, 2023.
Net investment income increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily attributable to an increase in investment yields in the current year and higher average invested assets.
Net investment losses in both periods were driven by the sale of fixed income securities as part of an investment strategy designed to optimize yield on our portfolio over time. Our yield optimization strategy enables opportunistic security sales based on current and changing market conditions.

Losses and expenses
Losses incurred during the first nine months of 2024 and 2023 were both impacted by favorable reserve adjustments. During the first nine months of 2024, we released reserves of $196 million primarily on prior accident year reserves driven by cure performance of delinquencies from 2023 and prior. As part of the 2024 reserve adjustments, we decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, which impacted reserves from current and prior accident years. During the first nine months of 2023, we released reserves of $188 million primarily due to better than expected cure experience on delinquencies from 2022 and earlier, including a portion of those related to the emergence of COVID-19. New primary delinquencies of 34,820 contributed $209 million of loss expense in the first nine months of 2024. This compares to $188 million of loss expense from 29,911 new primary delinquencies in the first nine months of 2023.
The following table shows incurred losses related to current and prior accident years for the nine months ended September 30,:

(Amounts in thousands)	2024	2023
Losses and LAE incurred related to current accident year	$211,665	$198,732
Losses and LAE incurred related to prior accident years	(200,457)	(195,898)
Total incurred (1)	$11,208	$2,834
_______________
(1)Excludes run-off and other reserves.
Acquisition and operating expenses, net of deferrals, increased slightly driven primarily by severance expenses as a part of restructuring activities.
The expense ratio decreased slightly as a result of premium growth outpacing increases in expenses.
The loss on debt extinguishment relates to the expenses incurred associated with the redemption of our 2025 Notes.
Interest expense primarily relates to our 2025 Notes and 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023.
Provision for income taxes
The effective tax rate was 21.6% and 22.0% for the nine months ended September 30, 2024 and 2023, respectively, consistent with the United States corporate federal income tax rate.
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
(iii)Gains (losses) on the extinguishment of debt are also excluded from adjusted operating income, as we do not view them to be indicative of overall operating trends.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2024	2023
Net income	$180,669	$164,195
Adjustments to net income:
Net investment (gains) losses	1,243	23
Costs associated with reorganization	848	3
Taxes on adjustments	(439)	(5)
Adjusted operating income	$182,321	$164,216
Adjusted operating income increased for the three months ended September 30, 2024, as compared to September 30, 2023, primarily due to increases in premiums and net investment income, coupled with a larger reserve release in the third quarter of 2024.

	Nine months ended September 30,
(Amounts in thousands)	2024	2023
Net income	$525,330	$508,203
Adjustments to net income:
Net investment (gains) losses	15,640	13,146
Costs associated with reorganization	4,241	(539)
Loss on debt extinguishment	10,930	—
Taxes on adjustments	(6,470)	(2,647)
Adjusted operating income	$549,671	$518,163
Adjusted operating income increased for the nine months ended September 30, 2024, as compared to September 30, 2023, primarily due to premium and net investment income growth, partially offset by higher losses.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis and exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended September 30,
(Dollar amounts in millions)	2024	2023
New insurance written	$13,591	$14,391
Primary insurance in-force(1)	$268,003	$262,014
Primary risk in-force	$69,611	$67,056
Persistency rate	83%	84%
Primary policies in-force (count)	967,501	977,832
Delinquent loans (count)	21,027	19,241
Delinquency rate	2.17%	1.97%

	Nine months ended September 30, 2024
(Dollar amounts in millions)	2024	2023
New insurance written	$37,736	$42,628
Persistency rate	83%	84%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended September 30, 2024, decreased 6% compared to the three months ended September 30, 2023. NIW for the nine months ended September 30, 2024 decreased 11% compared to the nine months ended September 30, 2023. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.

The following table presents NIW by product for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2024		2023		2024		2023
Primary	$13,591	100%	$14,391	100%	$37,736	100%	$42,628	100%
Pool	—	—	—	—	—	—	—	—
Total	$13,591	100%	$14,391	100%	$37,736	100%	$42,628	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2024		2023		2024		2023
Purchases	$12,982	96%	$14,073	98%	$36,227	96%	$41,554	97%
Refinances	609	4	318	2	1,509	4	1,074	3
Total	$13,591	100%	$14,391	100%	$37,736	100%	$42,628	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2024		2023		2024		2023
Monthly	$12,851	95%	$14,099	98%	$36,062	96%	$41,682	98%
Single	722	5	269	2	1,619	4	868	2
Other	18	—	23	—	55	—	78	—
Total	$13,591	100%	$14,391	100%	$37,736	100%	$42,628	100%

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2024		2023
Over 760	$6,433	47%	$6,679	46%
740-759	2,172	16	2,438	17
720-739	1,855	14	1,928	13
700-719	1,398	10	1,422	10
680-699	905	7	974	7
660-679 (1)	446	3	592	4
640-659	268	2	282	2
620-639	105	1	74	1
<620	9	—	2	—
Total	$13,591	100%	$14,391	100%

	Nine months ended September 30,
(Amounts in millions)	2024		2023
Over 760	$18,122	48%	$19,594	46%
740-759	5,949	16	7,314	17
720-739	5,062	13	5,842	14
700-719	3,722	10	4,217	10
680-699	2,427	6	2,988	7
660-679 (1)	1,396	4	1,677	4
640-659	750	2	771	2
620-639	289	1	215	—
<620	19	—	10	—
Total	$37,736	100%	$42,628	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2024		2023
95.01% and above	$2,766	20%	$2,677	18%
90.01% to 95.00%	5,232	39	5,431	38
85.01% to 90.00%	4,044	30	4,568	32
85.00% and below	1,549	11	1,715	12
Total	$13,591	100%	$14,391	100%

	Nine months ended September 30,
(Amounts in millions)	2024		2023
95.01% and above	$7,735	21%	$7,475	17%
90.01% to 95.00%	14,336	38	16,102	38
85.01% to 90.00%	11,411	30	13,711	32
85.00% and below	4,254	11	5,340	13
Total	$37,736	100%	$42,628	100%
DTI ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2024		2023
45.01% and above	$3,742	28%	$4,437	31%
38.01% to 45.00%	5,026	37	4,936	34
38.00% and below	4,823	35	5,018	35
Total	$13,591	100%	$14,391	100%

	Nine months ended September 30,
(Amounts in millions)	2024		2023
45.01% and above	$10,946	29%	$12,442	29%
38.01% to 45.00%	13,886	37	15,090	35
38.00% and below	12,904	34	15,096	36
Total	$37,736	100%	$42,628	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased as a result of NIW. Elevated interest rates and the low refinance market leading to lower lapse and cancellations during the third quarter of 2024 drove continued elevated persistency. The primary persistency rate was 83% and 84% for the three months ended September 30, 2024 and 2023, respectively. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
Primary IIF	$268,003	100%	$262,937	100%	$262,014	100%
Pool IIF	394	—	436	—	451	—
Total IIF	$268,397	100%	$263,373	100%	$262,465	100%

Primary RIF	$69,611	100%	$67,529	100%	$67,056	100%
Pool RIF	60	—	69	—	70	—
Total RIF	$69,671	100%	$67,598	100%	$67,126	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
Purchases IIF	$242,514	90%	$231,526	88%	$228,431	87%
Refinances IIF	25,489	10	31,411	12	33,583	13
Total IIF	$268,003	100%	$262,937	100%	$262,014	100%

Purchases RIF	$63,622	91%	$60,497	90%	$59,640	89%
Refinances RIF	5,989	9	7,032	10	7,416	11
Total RIF	$69,611	100%	$67,529	100%	$67,056	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
Monthly IIF	$240,369	89%	$233,651	89%	$232,150	88%
Single IIF	25,844	10	27,353	10	27,853	11
Other IIF	1,790	1	1,933	1	2,011	1
Total IIF	$268,003	100%	$262,937	100%	$262,014	100%

Monthly RIF	$63,582	91%	$61,083	90%	$60,498	90%
Single RIF	5,575	8	5,957	9	6,050	9
Other RIF	454	1	489	1	508	1
Total RIF	$69,611	100%	$67,529	100%	$67,056	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
2008 and prior	$5,011	2%	$5,621	2%	$5,859	2%
2009-2016	5,933	2	8,042	3	8,767	3
2017	4,205	2	5,321	2	5,582	2
2018	5,037	2	5,750	2	5,993	2
2019	11,924	4	13,773	5	14,372	6
2020	36,958	14	44,486	17	46,881	18
2021	60,342	22	70,045	27	73,141	28
2022	54,878	20	59,267	23	60,258	23
2023	47,387	18	50,632	19	41,161	16
2024	36,328	14	—	—	—	—
Total	$268,003	100%	$262,937	100%	$262,014	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
2008 and prior	$1,296	2%	$1,449	2%	$1,510	2%
2009-2016	1,552	2	2,129	3	2,331	4
2017	1,114	2	1,403	2	1,471	2
2018	1,297	2	1,476	2	1,535	2
2019	3,113	4	3,544	5	3,676	5
2020	10,042	14	11,697	17	12,228	18
2021	15,710	23	17,846	27	18,524	28
2022	13,892	20	14,907	22	15,129	23
2023	12,271	18	13,078	20	10,652	16
2024	9,324	13	—	—	—	—
Total	$69,611	100%	$67,529	100%	$67,056	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2024	2023
Beginning balance	$266,060	$257,816
NIW	13,591	14,391
Cancellations, principal repayments and other reductions (1)	(11,648)	(10,193)
Ending balance	$268,003	$262,014

	Nine months ended September 30,
(Amounts in millions)	2024	2023
Beginning balance	$262,937	$248,262
NIW	37,736	42,628
Cancellations, principal repayments and other reductions (1)	(32,670)	(28,876)
Ending balance	$268,003	$262,014
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
95.01% and above	$49,363	18%	$44,955	17%	$44,071	17%
90.01% to 95.00%	111,992	42	109,227	41	109,019	42
85.01% to 90.00%	79,628	30	77,887	30	77,121	29
85.00% and below	27,020	10	30,868	12	31,803	12
Total	$268,003	100%	$262,937	100%	$262,014	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
95.01% and above	$14,141	20%	$12,878	19%	$12,595	19%
90.01% to 95.00%	32,579	47	31,781	47	31,696	47
85.01% to 90.00%	19,649	28	19,163	28	18,945	28
85.00% and below	3,242	5	3,707	6	3,820	6
Total	$69,611	100%	$67,529	100%	$67,056	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
Over 760	$114,424	43%	$110,635	42%	$109,701	42%
740-759	43,793	17	43,053	17	42,899	16
720-739	37,671	14	37,020	14	36,889	14
700-719	29,910	11	29,766	11	29,818	12
680-699	21,557	8	21,835	8	21,993	9
660-679 (1)	11,391	4	11,357	4	11,351	4
640-659	6,179	2	6,137	3	6,166	2
620-639	2,495	1	2,504	1	2,548	1
<620	583	—	630	—	649	—
Total	$268,003	100%	$262,937	100%	$262,014	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
Over 760	$29,644	43%	$28,363	42%	$28,014	42%
740-759	11,423	17	11,096	17	11,009	17
720-739	9,912	14	9,621	14	9,553	14
700-719	7,751	11	7,623	11	7,615	12
680-699	5,553	8	5,557	8	5,582	8
660-679 (1)	2,951	4	2,908	4	2,901	4
640-659	1,592	2	1,565	3	1,569	2
620-639	636	1	635	1	647	1
<620	149	—	161	—	166	—
Total	$69,611	100%	$67,529	100%	$67,056	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
45.01% and above	$58,718	22%	$53,440	20%	$51,810	20%
38.01% to 45.00%	96,861	36	93,871	36	93,228	35
38.00% and below	112,424	42	115,626	44	116,976	45
Total	$268,003	100%	$262,937	100%	$262,014	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2024		December 31, 2023		September 30, 2023
45.01% and above	$15,353	22%	$13,830	20%	$13,369	20%
38.01% to 45.00%	25,052	36	24,072	36	23,846	36
38.00% and below	29,206	42	29,627	44	29,841	44
Total	$69,611	100%	$67,529	100%	$67,056	100%

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
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Nine months ended September 30,
(Loan count)	2024	2023
Number of delinquencies, beginning of period	20,432	19,943
New defaults	34,820	29,911
Cures	(33,640)	(30,158)
Claims paid	(552)	(429)
Rescissions and claim denials	(33)	(26)
Number of delinquencies, end of period	21,027	19,241
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands) (1)	2024	2023
Loss reserves, beginning of period	$476,709	$479,343
Claims paid	(21,469)	(16,438)
Change in reserve	5,273	(2,989)
Loss reserves, end of period	$460,513	$459,916
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	September 30, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,132	$102	$715	14%
4 - 11 payments	6,831	188	477	39%
12 payments or more	3,064	171	202	85%
Total	21,027	$461	$1,394	33%

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%
Total	20,432	$477	$1,298	37%

	September 30, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,398	$80	$568	14%
4 - 11 payments	6,381	192	426	45%
12 payments or more	3,462	188	201	94%
Total	19,241	$460	$1,195	38%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of September 30, 2024, has decreased compared to December 31, 2023, as we have seen cures among long-term delinquencies with higher reserves and have reduced the expected claim rate on new delinquencies.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of September 30, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	13%	12%	2.27%
Texas	9	9	2.64%
Florida (1)	8	11	2.49%
New York (1)	5	11	3.19%
Illinois (1)	4	6	2.67%
Arizona	4	3	2.05%
Michigan	4	3	1.90%
Georgia	3	4	2.48%
North Carolina	3	2	1.69%
Pennsylvania	3	3	2.11%
All other states (2)	44	36	1.92%
Total	100%	100%	2.17%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of September 30, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.10%
Chicago-Naperville, IL MD	3	4	2.95%
Atlanta, GA MSA	3	3	2.68%
New York, NY MD	2	6	3.37%
Houston, TX MSA	2	3	3.92%
Dallas, TX MD	2	2	2.29%
Washington-Arlington, DC MD	2	2	1.95%
Riverside-San Bernardino, CA MSA	2	3	2.92%
Los Angeles-Long Beach, CA MD	2	2	2.36%
Denver-Aurora-Lakewood, CO MSA	2	1	1.13%
All Other MSAs/MDs	77	71	2.06%
Total	100%	100%	2.17%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	2.01%
Chicago-Naperville, IL MD	3	4	2.88%
Atlanta, GA MSA	3	3	2.40%
New York, NY MD	2	7	3.60%
Washington-Arlington, DC MD	2	2	2.01%
Houston, TX MSA	2	3	2.67%
Los Angeles-Long Beach, CA MD	2	2	2.39%
Dallas, TX MD	2	2	1.92%
Riverside-San Bernardino, CA MSA	2	3	2.83%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.01%
Total	100%	100%	2.10%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of September 30, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	12%	8.16%	5.55%
2009-2016	2	7	4.30%	0.61%
2017	2	4	4.06%	0.83%
2018	2	5	4.23%	0.91%
2019	4	8	3.02%	0.84%
2020	14	15	1.92%	0.88%
2021	23	22	1.90%	1.33%
2022	20	18	1.99%	1.77%
2023	18	8	1.27%	1.18%
2024	13	1	0.27%	0.27%
Total portfolio	100%	100%	2.17%	4.15%
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

Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of September 30, 2024, our 2017 and newer policy years represented approximately 96% of our primary RIF and 81% of our total direct primary case reserves.
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	September 30, 2024		December 31, 2023
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$289,159	5%	$195,129	4%
State and political subdivisions	456,606	8	438,214	8
Non-U.S. government	48,267	1	11,467	—
U.S. corporate	2,871,882	51	2,723,730	52
Non-U.S. corporate	759,329	13	689,663	13
Residential mortgage-backed	8,321	—	10,755	—
Other asset-backed	1,218,835	22	1,197,183	23
Total available-for-sale fixed maturity securities	$5,652,399	100%	$5,266,141	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of September 30, 2024 or December 31, 2023. We have no derivative financial instruments in our investment portfolio.
As of September 30, 2024, and December 31, 2023, 99% and 98% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	September 30, 2024	December 31, 2023
AAA	11%	10%
AA	22	20
A	31	33
BBB	35	35
BB & below	1	2
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	September 30, 2024	December 31, 2023
Duration (in years)	3.9	3.5
Pre-tax yield (% of average investment portfolio assets)	3.9%	3.6%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$520,132	$441,982
Investing activities	(183,613)	(133,983)
Financing activities	(278,839)	(143,784)
Net increase in cash and cash equivalents	$57,680	$164,215
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities increased largely due to higher net investment income and premiums. Cash flows from operations were also impacted by changes in reserves and unearned premiums and the timing of tax payments.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities increased as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the nine months ended September 30, 2024, our cash flows from financing activities included the issuance of our 2029 Notes and the redemption of our 2025 Notes. Financing activities for the nine months ended September 30, 2024, also included dividends paid of $83 million and share repurchases of $169 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the nine months ended September 30, 2023, our cash flows from financing activities included dividends paid of $74 million and share repurchases of $70 million.
Capital Resources and Financing Activities
We issued our 2029 Notes in the second quarter of 2024 with interest payable semi-annually in arrears in May and November of each year. The 2029 Notes mature on May 28, 2029. We may redeem the 2029 Notes, in whole or in part, at any time prior to April 28, 2029, at our option, by paying an additional premium. At any time on or after April 28, 2029, we may redeem the 2029 Notes, in whole or in part, at our option, at 100% of the principal amount, plus accrued and unpaid interest. The 2029 Notes contain customary events of default which, subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if we breach the terms of the indenture.
The proceeds from our 2029 Notes, along with other available cash, were used to redeem our 2025 Notes during the second quarter of 2024.
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through September 30, 2024.

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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $223 million as of September 30, 2024, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
In addition, we review multiple other considerations in parallel to determine a prospective dividend strategy for our regulated insurance operating subsidiaries. Given the regulatory focus on the reasonableness of an insurer’s surplus in relation to its outstanding liabilities and the adequacy of its surplus relative to its financial needs for any dividend, our insurance subsidiaries consider the minimum amount of policyholder surplus after giving effect to any contemplated future dividends. Regulatory minimum policyholder surplus is not codified in North Carolina law and limitations may vary based on prevailing business conditions including, but not limited to, the prevailing and future macroeconomic conditions. We estimate regulators would require a minimum policyholder surplus of approximately $300 million to meet their threshold standard. We are subject to statutory accounting requirements that establish a contingency reserve of at least 50% of net earned premiums annually for ten years, after which time it is released into policyholder surplus. While we began 10-year contingency reserve releases during 2024, minimum policyholder surplus could be a limitation on the future dividends of our regulated operating subsidiaries.
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

The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	September 30, 2024	December 31, 2023
Statutory policyholders’ surplus	$1,005	$1,085
Contingency reserves	4,290	3,960
Combined statutory capital	$5,295	$5,045
Adjusted RIF(1)	$55,352	$58,277
Combined risk-to-capital ratio	10.5	11.6
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	September 30, 2024	December 31, 2023
Statutory policyholders’ surplus	$968	$1,026
Contingency reserves	4,281	3,953
EMICO statutory capital	$5,249	$4,979
Adjusted RIF(1)	$54,794	$57,788
EMICO risk-to-capital ratio	10.4	11.6
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of September 30, 2024, we maintained liquidity in the form of cash and cash equivalents of $673 million compared to $616 million as of December 31, 2023, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility has remained undrawn through September 30, 2024.
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

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investor Service, Inc.	A3	Positive	Affirm	March 27, 2024
Fitch Ratings, Inc.	A-	Positive	Affirm	April 12, 2024
S&P Global Ratings	A-	Stable	Upgrade	January 8, 2024
A.M. Best	A-	Stable	Affirm	August 23, 2024
In August 2023, Enact Re was independently assigned a rating of A- by third-party rating organization A.M. Best. In August 2024, Enact Re was independently assigned a rating of A- by S&P Global Ratings.
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
Critical Accounting Estimates
As of the filing date of this report, there were no material changes in our critical accounting estimates from those discussed in our Annual Report.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023, and in our audited consolidated financial statements for the years ended December 31, 2023 and 2022, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of September 30, 2024, the effective duration of our investments available-for-sale was 3.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.9% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2024
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 1, 2024, we announced the authorization of a share repurchase program that allows for the repurchase of up to $250 million of EHI’s common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2024:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
July 1 - July 31, 2024	406,945	$31.02	406,945	$225,545
August 1 - August 31, 2024	862,209	$33.59	862,209	$196,588
September 1 - September 30, 2024	827,175	$36.00	827,175	$166,806
Total	2,096,329	$34.04	2,096,329	$166,806
(1) On May 1, 2024, we announced a share repurchase authorization which allows for the purchase of an additional $250 million of EHI’s common stock. The authorization has no expiration date.

Subsequent to quarter end, the Company purchased 837,777 shares at an average price of $35.89 through October 31, 2024.

Item 5. Other Information
Trading Plans
During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer
32.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith
**    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENACT HOLDINGS, INC.
(Registrant)
Dated: November 7, 2024

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer