Form 10-K
period 2024-12-31
Enact Holdings, Inc.
filed 2025-02-28
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity (based on the closing price of the Common Stock on the Nasdaq Stock Market) held by non-affiliates of the registrant on June 30, 2024, was approximately $879 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 24, 2025, there were 151,882,153 shares of Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2024 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These forward-looking statements may address, among other things, our expected financial and operational results, the related assumptions underlying our expected results and the quotations of management. These forward-looking statements are distinguished by use of words such as “will,” “may,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. Our forward-looking statements contained herein speak only as of the date of this annual report. “Item 1A. Risk Factors” in this Annual Report and contained in our other filings with the Securities and Exchange Commission, may cause our actual results to differ from those expressed in forward-looking statements. Although Enact believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be achieved and it undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise, except as required by applicable law.

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
We have a large and diverse customer base and maintain enduring relationships across the mortgage origination market, including with national banks, non-bank mortgage lenders, local mortgage bankers, community banks and credit unions. In 2024, we provided new insurance coverage to over 1,600 customers. For the full years ended December 31, 2024, 2023 and 2022 we generated new insurance written (“NIW”) of $51.0 billion, $53.1 billion and $66.5 billion, respectively. Net income was $688 million, $666 million and $704 million in 2024, 2023 and 2022, respectively. Adjusted operating income was $718 million, $676 million and $708 million for 2024, 2023 and 2022, respectively.
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
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $500 million into Enact Re in 2023. As of December 31, 2024, Enact Re reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements and invests in new business opportunities for Enact, including assumption of excess of loss reinsurance relating to GSE risk share.
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
GSEs
The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide access, liquidity and stability in the United States housing finance system. According to the earnings reports of the GSEs, the GSEs held or guaranteed approximately $7.8 trillion as of September 30, 2024, or around 55%, of total United States 1-4 family residential mortgage debt according to most recent data from the Federal Reserve. The GSE charters generally require credit enhancement for Low Down Payment Loans to be eligible for purchase by the GSEs. Such credit enhancement can be satisfied if a loan is insured by a GSE-qualified insurer, the mortgage seller retains at least a 10% participation in the loan, or the seller agrees to repurchase or replace the loan in the event of a default. Private mortgage insurance satisfies the GSEs’ credit enhancement requirement and, historically, has been the preferred method lenders have utilized to meet this GSE charter requirement. As a result, the nature of the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs. In furtherance of their respective charter requirements, each GSE maintains private mortgage insurer eligibility criteria, known as PMIERs, to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for their portfolio. For more information about the financial and other requirements of the GSEs, see “Item 1A. Risk Factors—Risks Relating to Our Business—If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
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
Federal, State and Local Government Agencies
Private mortgage insurers, including the Company, compete for mortgage insurance business directly with federal government agencies, principally the FHA and the VA, and, to a lesser extent, state and local housing finance agencies. According to Inside Mortgage Finance, for the first three quarters of 2024, the FHA had a 34% share, and the VA a 23% share, of the mortgage insurance market. Our competition with government agencies is principally on the basis of price and underwriting guidelines. In contrast to private mortgage insurers, government agencies generally have less restrictive guidelines and apply a flat pricing structure regardless of an individual borrower’s credit profile. As a result, we believe borrowers with lower Fair Isaac Company (“FICO”) scores are more likely to secure mortgage loans with coverage by public agencies and borrowers with higher FICO scores are more likely to secure mortgage loans with coverage by private mortgage insurers. Mortgage insurance policies from government agencies are also generally non-cancellable, meaning that borrowers are obligated to pay for coverage through the life of their loan, whereas policies from private mortgage insurers are cancellable in certain circumstances as provided by the Homeowners Protection Act of 1998 (“HOPA”), and under GSE guidelines when the loan-to-value (“LTV”) ratio of an underlying mortgage falls below 80%. Private mortgage insurers also face limited competition from certain local and state housing finance agencies.
Private Mortgage Insurers
The United States private mortgage insurance industry is highly competitive. We compete on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative credit ratings), reputation, strength of management, product features and effective use and ease of technology. There are currently six active private mortgage insurers, including us. Private mortgage insurance competitors include Arch Capital Group Ltd., Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc. and Radian Group Inc. (public holding companies of competitors listed). Since 2012, we have maintained between a 12.0% and 20.4% per quarter share of the private mortgage insurance market by per annum NIW, based on data from Inside Mortgage Finance.
GSEs, Portfolio Lenders, Reinsurers and Other Capital Markets Participants
We have also experienced competition from various participants in the mortgage finance industry including the GSEs, portfolio lenders, reinsurers and other participants in the capital markets. We compete with these participants primarily based on pricing, policy terms and perceived financial strength. The GSEs enter into risk sharing transactions with financial institutions designed to reduce the risk of their mortgage portfolios. Competition also comes from portfolio lenders that are willing to hold credit risk on their balance sheets without credit enhancement. In addition, investors can make use of risk-sharing structures designed to mitigate the impact of mortgage defaults in place of private mortgage insurance. Finally, although their presence is a fraction of what it was in the past, there are products designed to eliminate the need for private mortgage insurance, such as “simultaneous seconds,” which combine a first lien loan with a second lien loan in order to meet the 80% LTV threshold required for sale to the GSEs without certain credit protections.
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

Our primary insurance portfolio is diversified through time. The distribution of our exposure by book year is influenced by market size opportunities, our commercial strategies and the persistency of our in-force policies. In 2021 and 2020, our portfolio was impacted by low persistency, a large origination market and commercial success in the market. A period of higher persistency followed, leading to a more balanced concentration of IIF in recent years as the 2024, 2023 and 2022 book years represent 18%, 17% and 20%, respectively, of our primary IIF as of December 31, 2024. Our primary exposures from legacy books originated prior to 2009 continue to resolve in an orderly fashion and represented 2% of both our primary IIF and primary RIF as of December 31, 2024.
We measure the credit characteristics of our portfolio as represented in the original commitment for insurance. We support a growing FTHB segment that generally has little down payment saved for their first home and therefore higher LTV ratios. Generally, a higher LTV ratio has a higher likelihood of claim than a lower LTV loan, absent other mitigating loan characteristics, which we consider in our underwriting and pricing. The weighted average LTV of our IIF as of December 31, 2024 was 93% and the weighted average LTV of our NIW was 93% in both 2024 and 2023.
The credit profile of our portfolio as represented by FICO score remains strong. Generally, a borrower with a higher FICO score has a lower likelihood of claim than one with a lower FICO score. The weighted average FICO score of our IIF as of December 31, 2024 was 745 and the weighted average FICO score of our NIW was 751 in 2024 and 749 in 2023.
Our portfolio is diverse and representative of the United States origination market. We actively monitor our portfolio for concentrations at the state, metropolitan statistical area and metropolitan division level in addition to economic and performance trends in these markets. As of December 31, 2024, our largest state concentration was in California, which represented 12% of primary RIF. Our largest Metropolitan Statistical Area (“MSA”) or Metro Division (“MD”) is the Phoenix, AZ, MSA, which represents 3% of primary RIF.
Customers
Our long-standing industry presence has enabled us to build active customer relationships with over 1,600 mortgage lenders across the United States. Our customers are broadly diversified by size, type and geography and include large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Our largest customer accounted for 20% of total NIW and 11% of our total revenues for the year ended December 31, 2024 and 19% of total NIW and 10% of our total revenues for the year ended December 31, 2023. This customer also accounted for 18% of our total NIW during the year ended December 31, 2022. No other customer accounted for 10% or more of total revenues or NIW for the years ended December 31, 2024 or 2023. No customer accounted for more than 10% of our total revenues in 2022 and no other customer accounted for more than 10% of NIW in 2022. Our top five customers generated 34% of our NIW in 2024.
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
Sales and Marketing
Our sales and marketing efforts are designed to help us establish and maintain in-depth, quality customer relationships. We distribute our mortgage insurance products through a dedicated sales force located throughout the United States, our inside sales representatives and a digital marketing program designed to expand our reach beyond our sales force. The breadth and depth of relationships across all areas of our customers’ operations serves as a differentiator for our mortgage insurance platform and also enables us to form strategic partnerships with other mortgage service providers seeking to expand their distribution reach.
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
We also offer a separate mortgage insurance policy underwritten by our wholly owned subsidiary, Enact Mortgage Insurance Corporation of North Carolina (“EMIC-NC”), to insure primary individually underwritten residential mortgage loans as well as portfolios of residential mortgage loans at or after origination that are not intended for sale to the GSEs. As EMIC-NC is not a GSE approved insurer, it is not subject to the requirements mandated by PMIERs, providing us operating flexibility and strategic optionality if the private label MBS market increases.
Technology that supports connectivity with our customers is critical and we focus on our customer technology processes and integrations. We have long-standing relationships with the mortgage industry’s technology platforms and service providers, along with a technology integration team that allows us to quickly customize loan delivery solutions for our customers. Our customer technology program enables Enact to provide customers an easy way to quote and order our mortgage insurance products, either through our ordering and rate quote website or directly with their preferred systems.
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

Customer Qualification
Customers applying for a new master policy undergo a process that reviews their business and financial profile, licensing, management experience and track record of originating quality mortgages. Customers applying for delegated underwriting authority receive training and are reviewed on initial and ongoing submissions for compliance with our guidelines.
Policy Acquisition
Loans delivered to us for insurance must meet our underwriting and eligibility guidelines. Our underwriting principles require borrowers to have a verified capacity and willingness to support the obligation and a well-supported valuation of the collateral. Loans are underwritten on either a delegated or non-delegated basis, but all loans pass through our eligibility rules engine to screen out those outside of our guidelines. We regularly monitor national and local market conditions, the performance of our products and the performance of our customers against our expectations for mix and profitability. We adjust our underwriting, pricing and risk selection strategies on a regular basis so that our products remain competitive and consistent with our risk and profitability objectives.
Quality Assurance
We have an independent quality assurance function that conducts pre- and post-closing underwriting reviews. We review statistically significant samples of loan files from individual customers and across our delegated and non-delegated underwriting channels to identify adverse trends and provide our underwriters and customers with timely feedback and training that fosters high quality loan production. Within our delegated channel, the frequency of our lender specific reviews is directly related to an account’s activity, that is, larger accounts will receive more frequent reviews. The results of these reviews also allow for adjustments to underwriting processes and credit policy. Finally, our quality assurance team conducts independent reviews on key operational processes and critically important vendor activities.
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
Underwriting
We establish and maintain underwriting guidelines based on our risk appetite. Our guidelines require borrowers to have a verified capacity and willingness to support their obligation and a well-supported valuation of the collateral. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, limit our coverage to mortgages that meet our thresholds with respect to borrower FICO scores, maximum LTVs, documentation requirements and maximum Debt-to-Income (“DTI”) Ratios. All loans must pass through our eligibility rules engine to screen out those outside of our guidelines.

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
Our policies are issued through one of two underwriting programs:
Non-Delegated Underwriting
For non-delegated underwriting, customers submit loan files to us, and we individually underwrite each application to determine whether we will insure the loan. We use our mortgage insurance underwriting system to perform our non-delegated underwriting evaluations. Our underwriting staff is dispersed throughout the United States, and we believe this allows us to make prompt, geographically based underwriting determinations across different time zones in a timely manner to best serve our diverse customer base. In addition to our employees, we use contract underwriters, as needed, to assist with underwriting capacity and drive efficiency.
Delegated Underwriting
We delegate to eligible lender customers the ability to underwrite mortgage insurance based on our delegated underwriting guidelines. To perform delegated underwriting, customers must be approved by our risk management team. Some customers prefer to assume underwriting responsibility because it is more efficient within their loan origination process, and they are comfortable attesting that the data they submit to us is true and correct when we make our insurance decision. We regularly perform quality assurance reviews on a statistically significant sample of delegated loans to assess compliance with our guidelines.
We also offer a post-closing underwriting review when requested by customers for both non-delegated and delegated loans. Upon satisfactory completion of this review, we agree to waive our right to rescind coverage under certain circumstances. For the years ended December 31, 2024 and 2023, approximately 71% and 70%, respectively, of our NIW by loan count went through our delegated underwriting services.
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
The Company’s traditional reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by Standard & Poor’s (“S&P”) or A.M. Best Company, Inc., or “A3” or better by Moody’s. These reinsurers are contractually required to collateralize a portion (typically 20 to 30%) of the reinsurance exposures consistent with PMIERs.
Delinquencies, Loss Management and Claims
The delinquency and claim cycle generally begins with our receipt of a delinquency notice on an insured loan from the related servicer. We consider a loan to be delinquent when it is two or more mortgage payments past due. The incidence of delinquency is affected by a variety of factors, including housing price appreciation or depreciation, unemployment, the level of borrower income, divorce, illness, interest rate levels, general borrower creditworthiness and macroeconomic conditions. See “1A. Risk Factors—Risks Relating to Our Business—A deterioration in economic conditions, a severe recession or a decline in home prices may adversely affect our loss experience.” Delinquencies that are not cured may result in a claim.
Our loss mitigation and claims area is led by seasoned personnel who are supported by default tracking and claims processing capabilities within our integrated platform. Our loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. We have granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on our behalf. Moreover, the Consumer Financial Protection Bureau (“CFPB”) servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property, thereby potentially reducing claim amounts. With the COVID-19 pandemic, we experienced unprecedented use of forbearance plans nationwide to assist borrowers including the ability to extend forbearance beyond 12 months. Historically, the use of forbearance plans was limited to 12 months and primarily used for a natural disaster that impacted a region of the country. At the conclusion of the forbearance term, a borrower could either bring the loan current, defer any missed payments until the end of their loan, pay missed payments through a repayment plan or have one or more terms of the original note modified via a loan modification. Given the relative success of COVID-19 related forbearance plans, the industry continues to use forbearance as a loss mitigation strategy.

Our goal is to keep borrowers in their homes. If a loan becomes delinquent, we work closely with customers, investors and servicers to attempt to cure the delinquency and allow the homeowner to retain ownership of their property.
Claims result from delinquencies that are not cured, or from losses on short sales, other third-party sales or deeds-in-lieu of foreclosure that we approve. Various factors affect the frequency and severity of claims, including LTV at the time of foreclosure, size and coverage percentage of a loan, property values, employment levels and interest rates. Any delays in foreclosure, including foreclosure moratoriums imposed by state and local governments and the GSEs, could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes decline during such foreclosure delays. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
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
Information Technology
We develop and invest in technology in order to drive operational excellence, promote a superior customer experience and support our overall business objectives. Our business heavily relies upon information technology and a number of critical aspects are highly automated. We accept insurance applications, issue approvals, process claims and reconcile premium remittance through electronic submission. In order to facilitate these processes, we have established direct connections to many industry leading origination and servicing systems so that our customers and servicers can select our mortgage insurance products and communicate with us directly from within their own technology platform. We also provide our customers secure access to our web-based portals to facilitate transactions and provide customers with access to their account information.
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
To review our current ratings, see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Financial Strength Ratings.”
Investment Portfolio
The investment portfolios of our insurance subsidiaries are directed by the Enact Investment Committee, a management-level committee, with Genworth serving as the investment manager. Under the terms of our investment management agreement, the Company is charged an investment management fee by Genworth. The total investment expenses paid to Genworth were $7.1 million and $5.7 million for the years ended December 31, 2024 and 2023, respectively. See Note 11 to our audited consolidated financial statements for further information.
The investment portfolio of EHI is directed by a separate management-level EHI Investment Committee with a third-party investment manager. In addition, for certain asset classes, we utilize external asset management. In the future, we may choose to more broadly engage external asset managers. Our senior management team, along with our board of directors, reviews investment performance and strategy on a periodic basis. As of December 31, 2024, the fair value of our investment portfolio was $5.6 billion of fixed maturity assets, of which 99% was rated as investment grade. We also had an additional $599 million of cash and cash equivalents as of December 31, 2024. The primary objectives of managing the investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover our operating expenses and pay future insurance claims. Investment strategies are implemented emphasizing fixed income, low volatility, highly liquid assets to meet expected and unexpected financial obligations while enhancing risk adjusted, after-tax yields. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio.”
Our board-approved investment policy utilizes defined investment guidelines such as, but not limited to, asset sector, single issuer concentration and credit ratings to maintain compliance with risk management limits, regulatory requirements and applicable laws. Asset class mix and risks are regularly evaluated in the context of current and future capital market conditions, liability profiles and return objectives. The investment portfolio is regularly stress tested to evaluate its ability to meet unexpected liquidity needs due to elevated liabilities. Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions, as well as our prevailing operating objectives.
For more information regarding our investment portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Key Metrics—Investment Portfolio.”
Human Capital Management and Employees
We take a holistic approach to human capital management, including attracting and retaining talent with comprehensive benefits and compensation packages, providing professional development and learning opportunities, facilitating access to dedicated resources that foster an equitable and inclusive environment and encouraging a sincere commitment to community service and involvement. As of December 31, 2024, we had 421 full-time employees, all of whom work in the United States. Our employee population is made up of 52% women and 29% people of color. Of our employees, 51% work in our Raleigh, North Carolina office and the remaining 49% are in the field, predominantly working in sales and underwriting. We supplement our workforce, as needed, with independent contractors. Our employees and contractors are all equipped to work on a remote basis. None of our employees are represented by a union or subject to a collective servicing agreement and management believes that our relationship with our employees is good.
Some of our key areas of focus include:
•Our compensation package, including salary, incentive bonus and long-term incentives, aligns employee and stockholder interests, as well as rewards our employees for serving all our current and future customers.
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

•We offer a multitude of professional development and career enrichment opportunities, including in the areas of leadership, professional skills, and industry-specific matters, as well as a mentor program and bespoke training for future senior leaders. We also offer tuition reimbursement benefits and student loan repayment options to aid career progression. We routinely assess talent, engage in deep succession planning at all levels of the organization and provide feedback to our employees through a formal annual performance review process.
•Our employee-led council focused on our diverse employee population helps to build an inclusive culture through company-wide events and by educating our employees on the experiences and perspectives of others.
•We champion civic engagement through paid volunteer time for employees, event sponsorship programs, employee-directed charitable gifts with a 100% company match, the Enact Foundation, and through our commitment to environmental sustainability.
•We empower employees to share their unique perspectives by promoting initiatives that increase access to our Senior Leadership Team and encouraging open-door policies. We value the voice of our employees and use a best-in-class third party approach to gather employee feedback.
•We celebrate our talent by showcasing employee achievements and expertise in industry and local publications, at events and conferences, and through our online presence. Enact was recognized as an award winner by external organizations on five occasions throughout 2024.

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
The primary purpose of the U.S. and Bermudian insurance laws and regulations regulating our insurance business is to protect our insureds. These laws and regulations are regularly re-examined by insurance regulators and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.
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
Mortgage guaranty insurance premium rates and policy forms are subject to regulation in every jurisdiction in which our insurance subsidiaries are licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates. In most jurisdictions, premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are often subject to justification, generally on the basis of loss experience, expenses and future trend analysis. In addition, jurisdictions may consider general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage guaranty insurers. Applicable state insurance laws and regulations, along with certain additional state insurance laws and regulations specific to mortgage guaranty insurers, are described below.
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
State insurance laws and regulations also regulate transactions between insurers and their affiliates, sometimes mandating prior notice to the regulator and/or regulatory approval. Generally, state insurance laws and regulations require that all transactions between an insurer and an affiliate be fair and reasonable, and that the insurer’s statutory surplus following such transaction be reasonable in relation to its outstanding liabilities and adequate for its financial needs. Certain transactions may not be entered into unless the applicable regulator is given 30 days’ prior notification and does not disapprove the transaction during such 30-day period.
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
State insurance laws and regulations require that a person obtain the approval of the insurance commissioner of an insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer or any parent entity; although such presumption may be rebutted. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Most jurisdictions also require a person seeking to acquire control of an insurer licensed but not domiciled in that jurisdiction to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in that jurisdiction. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation. In certain situations, state insurance laws and regulations also require that a controlling person of an insurer submit prior notice to the insurer’s domiciliary insurance regulator of a divestiture of control. Similarly, with respect to our contract underwriting entity, Enact Financial Services, Inc., prior approval from state banking commissioners is required in some jurisdictions prior to acquiring control of our contract underwriting entity, which is licensed or has an approved license exemption in most states.
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
Capital and Surplus Requirements
Insurance regulators have discretionary authority, in connection with the licensing of our insurance subsidiaries, to limit or restrict insurers from issuing new policies, or to take other actions, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or reserves, or is in a hazardous financial condition. We seek to maintain new business and capital management strategies to support meeting related regulatory requirements. Enact Re is subject to Bermuda’s capital regime.
Mortgage Guaranty Insurance Capital and Surplus Requirements. Mortgage guaranty insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements, but certain states impose other forms of capital requirements on mortgage guaranty insurers, requiring maintenance of a risk-to-capital (“RTC”) ratio not to exceed 25:1. Statutory capital for purposes of the 25:1 1 RTC ratio limit is defined as surplus as regards policyholders plus contingency reserves, less ceded reinsurance.
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
Group Capital Requirements. The NAIC has developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. In December 2020, the NAIC adopted a Group Capital Calculation Template and Instructions, and it amended the Holding Company System Model Act and Regulation to implement an annual GCC filing requirement. The amendments were adopted by Virginia, Genworth’s insurance holding company group’s lead state, in 2022. It is unclear how the development of group capital measures by the NAIC will interact with existing capital requirements for U.S. insurance companies.
Reserves
State insurance laws and regulations require our U.S. mortgage insurance subsidiaries to establish a special statutory contingency reserve reflected in their statutory financial statements to provide for payable claims and other expenses and purposes in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) 10 years after which such amounts can be released into surplus or (ii) when loss ratios exceed 35% in which case, the amount above 35% can be released under certain circumstances, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This deferral of premiums into the contingency reserve limits our mortgage insurance subsidiaries’ ability to pay dividends to stockholders until those contingency reserves are released back into surplus. Our mortgage insurance subsidiaries’ statutory contingency reserve was approximately $4,336 million and $3,960 million as of December 31, 2024 and 2023, respectively.
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
Agency Qualification Requirements
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. Effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. On September 27, 2018, the GSEs issued revisions to PMIERs, which became effective March 31, 2019. PMIERs aims to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. PMIERs is comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation, among others. In addition, PMIERs require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. As of December 31, 2024, we met the PMIERs financial and operational requirements and currently hold capital in excess of the financial requirements.
PMIERs includes financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high LTV mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.”
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
As of December 31, 2024, we had estimated available assets of $5,095 million against $3,043 million net required assets under PMIERs compared to available assets of $5,006 million against $3,119 million net required assets as of December 31, 2023. The sufficiency ratio as of December 31, 2024, was 167% or $2,052 million above the PMIERs requirements, compared to 161% or $1,887 million above the PMIERs requirements as of December 31, 2023.
In addition, our PMIERs required assets as of December 31, 2024, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. Per guidance released by the GSEs in the third quarter of 2024, use of the multiplier will be discontinued effective March 31, 2025.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. We expect to hold capital sufficiency well in excess of these requirements and do not expect the impact of these updates to be material. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance between today and the phase-in dates.
Other Federal Regulation
We and other private mortgage insurers are impacted by federal regulation of residential mortgage transactions with respect to mortgage originators and lenders, purchasers of mortgage loans such as Fannie Mae and Freddie Mac and governmental insurers such as the FHA and the VA. Mortgage origination and servicing transactions are subject to compliance with various state and federal laws, including but not limited to the Real Estate Settlement Procedures Act of 1974 (“RESPA”), HOPA, Fair Credit Reporting Act (“FCRA”), the Fair Housing Act, the Truth In Lending Act, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) and the Dodd-Frank Act. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of insurance, govern the circumstances under which companies may obtain and use consumer credit information and provide for other consumer protections. Additionally, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material effect on private mortgage insurers. For example, in December 2020, the Federal Housing Finance Agency (“FHFA”) promulgated the Enterprise Capital Framework that imposes a new capital framework on the GSEs, including risk-based and leverage capital requirements and buffers in excess of regulatory minimums that can be drawn down in periods of financial stress. This rule is part of the process to potentially end the conservatorships of the GSEs. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements.
Federal Laws
RESPA applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance is considered a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes us from providing services to mortgage lenders or other settlement service providers free of charge, charging fees for services that are lower than their reasonable or fair market value and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Mortgage insurers and their customers are subject to the potential sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.
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
FCRA imposes restrictions on the permissible use of credit report information and requires mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for due to information contained in a consumer’s credit report. There has been class action litigation over these FCRA adverse action notices involving the mortgage insurance industry, including court-approved settlements.
The Fair Housing Act generally prohibits discrimination in the terms, conditions or privileges in residential real estate-related transactions on the basis of race, color, religion, sex, familial status or national origin. Numerous courts have held that the Fair Housing Act prohibits discriminatory insurance practices. In addition, both the Department of Justice (the “DOJ”) and the CFPB have pursued claims under the Fair Housing Act on a disparate impact theory as well. There has been litigation over the Fair Housing Act involving other mortgage insurers, resulting in some cases in court-approved settlements.
Mortgage Servicing Rules
The CFPB Servicing Rule established servicer requirements for handling loans that are in default, handling escrow accounts, responding to borrower assertions of error and loss mitigation in the event that a borrower defaults. A provision of the required loss mitigation procedures prohibits a loan holder or servicers from commencing foreclosure until 120 days after the borrower’s delinquency. Since 2014, the CFPB has clarified those rules through subsequent rule makings and provided guidance on how servicers must apply them in certain circumstances.
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
Regulation of Mortgage Origination
Private mortgage insurers are also indirectly impacted by federal laws and regulations affecting mortgage originators and lenders, purchasers of mortgage loans and governmental insurers. Among the most significant of these laws and regulations are the Dodd-Frank Act QM and the ability-to-repay (“ATR”) requirement and the qualified residential mortgage (“QRM”) securitization risk retention provisions.
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
In 2013, the U.S. federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan to value mortgages. More recently, in July of 2023, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. Under the proposed rule, commercial banks with total assets greater than $100 billion would no longer receive the 50% capital relief for high loan-to-value portfolio loans with mortgage insurance. If adopted as proposed, this rule could decrease the demand for mortgage insurance. The federal banking regulators are currently in the review process, and with the change in Administration on January 20, 2025, the outcome, content and timing of the final rule are unclear.
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

Item 1A. Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024.
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
•Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings, which could have a material adverse impact on our business, results of operations and financial condition.
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
•We could be affected by issues impacting Genworth in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.
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
•If we leave the Genworth Consolidated Group, we may be required to pay more income tax in the future.
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
In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. PMIERs has since been amended on several occasions.
PMIERs includes financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high LTV mortgages. The amount of capital that EMICO may be required to maintain the “Minimum Required Assets” as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the FHFA; (ii) future PMIERs amendments; (iii) the future performance of the housing market; (iv) our generation of earnings in our business, “Available Assets” and “Minimum Required Assets,” reducing RIF and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (v) our overall financial performance, capital and liquidity levels. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) our ability to complete CRT transactions on our anticipated terms and timetable, which, as applicable, are subject to market conditions, third-party approvals and other actions (including approval by the GSEs), and other factors that are outside of our control and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through these transactions. See “—CRT transactions may not be available, affordable or adequate to protect us against losses.” The GSEs may amend or waive PMIERs at their discretion, and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.”
Although we believe we have sufficient capital as required under PMIERs and we remain an approved insurer, there can be no assurance these conditions will continue. The GSEs require EMICO not to exceed a maximum ratio of RIF to statutory capital (“RTC ratio”) of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit for reinsurance and other CRT transactions available under PMIERs indicated in their approval letters. There can be no assurance we will continue to meet the conditions contained in the GSE letters approving credit for reinsurance and other CRT transactions against PMIERs financial requirements. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs. If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, whether because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
Additionally, compliance with PMIERs requires us to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services and entering into inter-company agreements, among others. PMIERs’ prior approval requirements could prohibit, materially modify or delay us in our intended course of action. The GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance coverage for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our business, results of operations and financial condition. It is possible the GSEs could, at their discretion, require additional limitations and/or conditions on our activities and practices that are not currently in PMIERs for us to remain an approved insurer.
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
Losses in our mortgage insurance business generally result from events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. The U.S. economy faces lingering uncertainty due to continued inflationary pressure, the geopolitical environment, U.S. national debt and ongoing budget deficits, and macroeconomic concerns, including international trade and escalating tariffs. The potential of rising unemployment rates and deterioration in economic conditions across the United States or in specific regional economies generally increases the likelihood of borrower defaults and can adversely affect housing values, which increases our risk of loss.
Housing values could also be adversely impacted due to trends that affect the housing and mortgage markets, such as changes in supply or demand for homes, changes in homebuyers’ expectations for potential home price appreciation, increased restrictions or costs for obtaining mortgage credit due to tightened underwriting standards, tax policy, regulatory developments, higher interest rates and customers’ liquidity issues. Recent home price appreciation coupled with high interest rates has placed pressure on housing affordability. The pace of existing single-family home sales remains depressed as homeowners are reluctant to sell their house and pay significantly higher mortgage rates for a new one.
Should home values decline, we could experience a higher frequency and severity of defaults. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. Declines in home values may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. In addition, declining housing values may impact the effectiveness of our loss management programs, eroding the value of mortgage collateral and reducing the likelihood that properties with defaulted mortgages can be sold for an amount sufficient to offset unpaid principal and interest losses. As a result, declines in home values may increase the risk of loss and typically increase the severity of claims we may pay. Any of these events may have a material adverse effect on our business, results of operations and financial condition.
The amount of the potential loss depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. In previous economic slowdowns in the United States, we experienced a pronounced weakness in the housing market, as well as declines in home prices driving high levels of delinquencies.
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
The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment and numerous assumptions by management. Changes in assumptions or deviations of actual experience from assumptions can have material impacts on our loss reserves and net income (loss). Thus, our loss estimates may vary widely from quarter to quarter. We establish loss reserves using our best estimates of claim rates and severity to estimate the ultimate losses on loans reported to us as being in default as of the end of each reporting period. The sources of uncertainty affecting the estimates are numerous and include both internal and external factors. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external factors include changes in general economic conditions, including home prices, unemployment/underemployment, interest rates, tax policy, credit availability, government housing policies, government and GSE loss mitigation and mortgage forbearance programs, state foreclosure timelines, GSE and state foreclosure moratoriums and types of mortgage products. Because our assumptions are based on inputs that are inherently uncertain, we cannot predict with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves.
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
We regularly review our reserves and, if we conclude that our reserves are insufficient to cover actual or expected claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination.
Any of the conditions described above could materially adversely affect our results of operations, financial condition and liquidity.
If the models used in our business are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse effect on our business, results of operations and financial condition.
We employ models to, among other uses, price our mortgage insurance products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. The models require accurate data, including financial statements, credit reports or other financial information, and reliance on inaccurate data could result in unexpected losses, reputational damage or other effects that could have a material adverse effect on our business, results of operations and financial condition. For example, there are proposals to change the credit score landscape including the implementation of FICO 10T, changes to credit modeling from the GSEs and the elimination of medical debt from credit reporting. These proposals could limit comparability to historical data used in our models and lead to inaccurate results. In addition, if any of our models contain programming or other errors, are ineffective, use data provided by third parties that is incorrect, or if we are unable to obtain relevant data from third parties, our processes could be negatively affected. The models may prove to be less predictive than we expect for a variety of reasons, including economic conditions that develop differently than we forecast, unique conditions for which we do not have good historical comparators, unexpected economic and unemployment conditions that arise, changes in the law or in PMIERs, issues arising in the construction, implementation, interpretation or use of the models or other programs, the use of inaccurate assumptions or use of short-term financial metrics that do not reveal long-term trends. The limitations of our models may be material and could lead us to make wrong or sub-optimal decisions in aspects of our business, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, from time to time we seek to improve our actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. The associated input data, assumptions and calculations, and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms, or implement model changes under time constraints. Changes in our approach may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated product pricing and reserve levels, which in turn could have a material adverse effect on our business, results of operations and financial condition.
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
There are currently six active mortgage insurers in the United States, including us. Price remains a leading competitive driver. We monitor various competitive, risk and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. We have and may again in the future reduce certain of our rates, which may reduce our premium yield (net premiums earned divided by the average IIF).
Proprietary risk-based pricing models are widespread in the mortgage insurance industry. As opposed to traditional rate card pricing, mortgage insurance premium rates in these risk-based plans are visible only to customers and cannot be seen by competitors. In addition, our customers’ use of technology solutions to deliver rate quotes from mortgage insurers has placed an additional emphasis on price, including emerging tools that provide the ability to automate the selection of a mortgage insurance provider based on price alone. These factors may result in mortgage insurance companies responding aggressively resulting in lower premiums. However, risk-based plans are designed to also allow mortgage insurers to price risk more effectively and provide the ability to manage the credit risk, mix of refinance versus purchase business and geographic makeup of their NIW.
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
One or more of our competitors may seek to capture increased market share by reducing pricing, offering alternative coverage and product options, loosening their underwriting guidelines or relaxing risk management policies, any of which could improve their competitive positions in the industry and negatively impact our ability to achieve our business goals. Specifically, such competitive moves could result in a loss of customers, require us to lower premiums, adopt riskier credit guidelines or implement other changes that could lower our revenues, increase the risk of the loans we insure or increase our expenses.
If we are unable to compete effectively against our competitors and attract and retain our target customers, it could adversely impact our financial condition, results of operations and ability to grow our business.

Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.
The requirements and practices of the GSEs impact the operating results and financial performance of GSE-approved mortgage insurers. Changes in the charters or practices of the GSEs could materially reduce the number of mortgages they purchase that are insured by us. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs.
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
In the absence of legislation or actions by the Administration, the FHFA continues to move forward on administrative reform efforts to prepare the GSEs for the end of conservatorship, once fully and adequately capitalized. Collectively, FHFA and the United States Treasury Department (the “Treasury Department”) possess significant capacity to effect administrative GSE reforms.
As part of the process to potentially end the conservatorships of the GSEs, the FHFA promulgated a final rule in 2020 imposing a new capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial stress (the “Enterprise Capital Framework”). The Enterprise Capital Framework became effective on February 16, 2021. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until the applicable compliance date. Compliance with the Enterprise Capital Framework, other than the requirements to maintain a prescribed capital conservation buffer amount (“PCCBA”) and a prescribed leverage buffer amount (“PLBA”), is required on the later of (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. FHFA contemplates that the compliance dates for the PCCBA and the PLBA will be the date of termination of the conservatorship of a GSE. The Enterprise Capital Framework’s advanced approaches requirements will be delayed until a compliance date provided by a transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on CRT transactions as compared to the previous framework. This final rule could accelerate the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact our business. Also, in preparation for the end of the FHFA’s conservatorship of the GSEs, the FHFA promulgated a final rule, effective in 2021, that required the GSEs to develop plans that would facilitate their rapid and orderly resolution in the event FHFA is appointed as their receiver.
On January 14, 2021, the FHFA and the Treasury Department agreed to amend the preferred stock purchase agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined LTV ratios above 90%. However, on September 14, 2021, the FHFA and Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions end six months after the Treasury Department notifies the GSEs of termination. The limit on the number of mortgages with two or more risk factors was based on the market size at the time. While we do not expect any material impact to the private mortgage market, changes in the provisions or enforcement of this rule could impact our results of operations.
On January 2, 2025, the FHFA and Treasury agreed to again amend the PSPAs between the Treasury and each of the GSEs to establish a methodical process for eventual public input on the termination of conservatorship to minimize disruption to the housing and financial markets.
The adoption of any GSE reform, whether through legislation or administrative action, could impact the current role of private mortgage insurance as credit enhancement, which would have an adverse effect on our business, revenue, results of operations and financial condition. At present, it is uncertain what role private capital, including mortgage insurance, will play in the United States residential housing finance system in the future or the impact any changes to that system could have on our business. Any changes to the charters or statutory authorities of the GSEs would require congressional action to implement. Any such changes that come to pass could have a material adverse impact on our business, results of operations and financial condition.
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs’ mortgage credit risk to the private sector; however, the timing of these goals could change. This mandate builds upon the goals set in recent years for the GSEs to increase the role of private capital by experimenting with different forms of transactions and structures. We participate in these CRT programs developed by Fannie Mae and Freddie Mac. The GSEs have in the past piloted and may in the future attempt to launch alternative products or transactions that compete with private mortgage insurance. To the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative CRT products that are developed to meet the goals established by the FHFA. In addition, the Enterprise Capital Framework that was promulgated on December 17, 2020 may impact the CRT programs developed by Fannie Mae and Freddie Mac and/or the role of private mortgage insurance as credit enhancement by potentially accelerating the recent diversification of the GSEs’ risk transfer programs to encompass a broader array of instruments, beyond private mortgage insurance.
Fannie Mae and Freddie Mac also possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general, the results of which could have a material adverse effect on our business, results of operations and financial condition.
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

If one or more of the alternatives described above, or new alternatives that enter the market, are chosen over private mortgage insurance, our revenues could be adversely impacted. The loss of business in general or the specific loss of more profitable business could have a material adverse effect on our business, results of operations and financial condition.
Additionally, we compete with the FHA and the VA, as well as certain local-and state-level housing finance agencies. Separately, the GSEs compete with us through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry. Those motives may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements or costs of capital that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that one of these enterprises determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively. This could have a material adverse effect on our business, results of operations and financial condition. See “—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.”
Changes in the composition of our business or undue concentration by customer or geographic region may adversely affect us by increasing our exposure to loss of business or adverse performance of a small segment of our portfolio.
Geographic concentration in our mortgage portfolio increases our exposure to losses due to localized economic conditions. We seek to diversify our insured loan portfolio geographically; however, customer concentration might lead to concentrations in specific regions in the United States.
Also, customer concentration may adversely affect our financial condition if a significant customer chooses to increase its use of other mortgage insurers, merges with a competitor or exits the mortgage finance business, chooses alternatives to mortgage insurance, or experiences a decrease in its business. Our customers place insurance with us directly on loans they originate and indirectly through purchases of loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of direct business they do with us and their willingness to continue to approve us as a mortgage insurance provider for loans that they purchase.
In 2024, our largest customer accounted for approximately 20% of our total NIW and 11% of total revenues. Our top five customers generated approximately 34% of our NIW in 2024. We cannot be certain that any loss of business from significant customers, or any single customer, would be replaced by business from other customers, existing or new. As a result of market conditions or changed regulatory requirements, our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers.
Our risk management programs may not be effective in identifying or adequate in controlling or mitigating the risks we face.
We have developed risk management programs that include risk appetite, limits, identification, quantification, governance, policies and procedures and seek to appropriately identify, monitor, measure, control, mitigate and report the types of risks to which we are subject. We regularly review and update our risk management programs. However, our risk management programs may not fully control or mitigate all the risks we face or anticipate all potential material negative events.
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
Management of operational, legal, franchise, technology and regulatory risks requires, among other things, methods to appropriately identify all such key risks, systems to record incidents and policies and procedures designed to mitigate, detect, record and address all such risks and occurrences.
We may choose to retain certain levels of financial and/or non-financial risk, even when it is possible to mitigate these risks. The decision to retain certain levels of financial risk is predicated on our belief that the future returns that we will realize from retaining the risk, in relation to the level of risk retained, is favorable. Our expectations may be incorrect, resulting in material losses or other adverse consequences.
Our performance is highly dependent on our ability to manage risks that arise from day-to-day business activities, including underwriting, claims processing, administration and servicing, investment activities, actuarial estimates and calculations, financial and tax reporting and other activities. This also includes risks that may arise from diversification efforts and new business ventures, which may expose us to new financial, operational or reputational risks that we do not understand or cannot fully mitigate.
We seek to monitor and control our exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes and other mechanisms. Unforeseen events may occur including events arising from inadequate or ineffective controls, a failure in processes, procedures or systems implemented by us or our third-party vendors or a failure on the part of employees upon which we rely, which may have a material adverse effect on our business, results of operations and financial condition.
Past or future misconduct by our employees, vendors or suppliers could result in violations of laws by us, regulatory sanctions against us and/or serious reputational, legal or financial harm to our business, and the precautions we employ to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor the business decisions and activities of these individuals to prevent us from engaging in inappropriate activities, excessive risk taking, fraud or security breaches, these individuals may undertake these activities or risks regardless of our controls and procedures and such controls and procedures may fail to detect all such decisions and activities. Our compensation policies and procedures are reviewed as part of our overall risk management program, but it is possible that they could inadvertently incentivize excessive or inappropriate risk taking. If individuals take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.
Interest rates and changes in rates could materially adversely affect our business, results of operations and financial condition.
Rising interest rates generally reduce the volume of new mortgage originations and refinances. A decline in the volume of new or refinance mortgage originations would have an adverse effect on our NIW, which may in turn decrease our earned premiums. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan. The significant increases in mortgage rates during 2022 and 2023 caused a decline in the mortgage insurance market, which reduced our NIW. This impact is offset by higher persistency on our existing insured loans since the prevailing market interest rate is above the loan interest rate of the majority of our portfolio. This trend continued into 2024, but future rate changes and the impact on our premium and NIW is difficult to predict.
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
In addition, interest rate fluctuations could also have an adverse effect on the results of our investment portfolio. In the current period of elevated interest rates, the market value of our lower yielding instruments has declined, driving substantial unrealized losses in our portfolio. While we intend to hold these securities until maturity so as to realize their book value, pressure to sell securities in an unrealized loss position could drive realized losses and impact future earnings. This impact is partially offset by higher yields on new securities purchased. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit investment grade instruments to maintain comparable returns. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we have to invest the cash proceeds of these securities in lower-yielding or lower-credit investment grade instruments. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.
We may be unable to maintain or increase the capital needed in our business in a timely manner, on anticipated terms or at all, including through improved business performance, CRT transactions, securities offerings or otherwise, in each case as and when required.
We may require incremental capital to support our growth and to meet regulatory or GSE capital requirements, to comply with rating agency criteria to maintain ratings, to repay our debt and to operate and meet unexpected cash flow obligations. If we need additional capital in the future, we may not be able to fund or raise the required capital as and when required and the amount of capital required may be higher than anticipated. Our inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms, including the refinancing of existing debt, could have a material adverse impact on our business, results of operations and financial condition, including causing us to reduce our business levels or be subject to a variety of regulatory actions.
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
Under PMIERs, the GSEs require maintenance of at least one rating with a rating agency acceptable to the respective GSE. The current PMIERs do not include a specific eligibility ratings requirement, but if this were to change, we would become subject to a ratings requirement in order to retain our eligibility status under PMIERs. Ratings downgrades that result in our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer, would have a material adverse effect on our business, results of operations and financial condition.
Our financial strength ratings are relatively consistent with our competitors. However, any assigned financial strength rating that is below our peers, a downgrade in our financial strength ratings, or the announcement of a potential downgrade could hinder our competitiveness in the marketplace and have a material adverse impact on our business in many ways, including: (i) increasing scrutiny of us and our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW or, in the most severe case, the cessation of writing new business altogether, or limiting the business opportunities we are presented with and (ii) requiring us to reduce the premiums that we charge for mortgage insurance or introduce new products and services in order to remain competitive. Further, our relationships with our customers may be adversely affected by the ratings assigned to Genworth or its other operating subsidiaries, which may be impacted by factors such as any risk or perceived risk regarding Genworth’s liquidity and its (or its affiliates) ability to meet obligations as they become due, and which could have a material adverse effect on our business, results of operations and financial condition. See “—We could be affected by issues impacting Genworth in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.”
If we are unable to effectively manage risks in our investment portfolio, it could adversely affect our business, results of operations and financial condition.
Income from our investment portfolio is a source of cash to support our operations and make claims payments. If we or our investment managers improperly structure our investments to meet those future liabilities or we have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity, we may be unable to meet those obligations. Our investments and investment policies are subject to state insurance laws, which results in our portfolio being predominantly limited to highly rated fixed maturity securities. Despite this, our investment portfolio is subject to credit risks that could lead to realized losses. As interest rates have risen, this has led to a significant increase in unrealized losses in our investment portfolio. While we have the intent and ability to hold securities until maturity, changing conditions requiring the sale of these investments and recognition of losses may occur.
We report fixed maturity securities at fair value on our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents, restricted cash and invested assets. Estimates of fair values for fixed maturity securities are obtained primarily from industry-standard pricing methodologies utilizing market observable inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Valuation methods may be complex and may also require estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate movements, as well as external macroeconomic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly, including decreases in value.
We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions and our existing or anticipated financial condition, including the tax position, of our business. As a result, our investment objectives may not be achieved, which could, in addition to the risks described above, have a material adverse effect on our business, results of operations and financial condition.
If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could increase.
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our mortgage insurance policies require insureds and their servicers to timely submit premium and monthly IIF and delinquency reports and to use commercially reasonable efforts to limit and mitigate loss when a loan is delinquent. If a servicer were to experience adverse effects to its business, we could experience delays in the servicer fulfilling its reporting and premium payment requirements. Without reliable, consistent third-party servicing, we may be unable to receive and process payments on insured loans and/or properly recognize and establish reserves on loans when a delinquency exists or occurs but is not reported to us. In addition, if these servicers fail to limit and mitigate losses when appropriate, our losses may unexpectedly increase. The current economic environment may significantly impair the financial condition and liquidity of mortgage servicers who are required to advance principal, interest and tax payments to mortgage investors during borrower mortgage forbearance periods.
In recent years, the number of non-bank mortgage loan servicers has increased as the mortgage lending and servicing industries have come under increasing regulation and scrutiny. Significant, sustained failures by large servicers or other disruptions in the servicing of mortgage loans may damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny and could have a material adverse effect on our business, results of operations and financial condition.
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
We enter into agreements with our customers that commit us to insure loans made by them using our pre-established guidelines for delegated underwriting. Delegated underwriting represented approximately 71% and 70% of our total NIW by loan count for the years ended December 31, 2024 and 2023, respectively. Once we accept a customer into our delegated underwriting program, we generally insure a loan originated by that customer without validating the accuracy of the data submitted by the customer, investigating the loan file for fraud, or confirming that the customer followed our pre-established delegated underwriting guidelines. Under this program, a customer could commit us to insure a material number of loans that would fail our pre-established guidelines for delegated underwriting but pass our model and certain gating criteria before we discover the problem and terminate that customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of our master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that our customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.
The premiums we agree to charge for our mortgage insurance coverage may not adequately compensate us for the risks and costs associated with the coverage we provide.
We establish premium rates for the duration of a mortgage insurance certificate upon issuance, and we cannot adjust the premiums after a certificate is issued. As a result, we cannot offset the impact of unanticipated claims with premium increases on coverage in-force. Our premium rates vary with the perceived risk of a claim and prepayment on the insured loan and are developed using models based on our long-term historical experience, which take into account a number of factors including, but not limited to, the LTV ratio, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history, the borrower’s income and assets, and home price appreciation. See “—If the models used in our business are inaccurate or there are differences and/or variability in loss development compared to our model estimates and actuarial assumptions, it could have a material adverse effect on our business, results of operations and financial condition.” In the event the premiums we charge for our mortgage insurance coverage do not adequately compensate us for the risks and costs associated with the coverage, it may have a material adverse effect on our business, results of operations and financial condition.
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
Changes in the methodology by which servicers determine the cancellation dates of mortgage insurance under HOPA, GSE requirements or otherwise, including as a result of changes in law or regulation, GSE rules or guidance, could have a material adverse effect on our business, results of operations and financial condition.

Our persistency rates on primary mortgage insurance were 83%, 85% and 80% for the years ended December 31, 2024, 2023 and 2022, respectively. Elevated persistency in 2022 through 2024 was primarily a result of the higher interest rate environment in response to inflationary pressures. A decrease in persistency generally would reduce the amount of our IIF and could have a material adverse effect on our business, results of operations and financial condition. However, higher persistency on certain higher risk products could have a material adverse effect if claims generated by such products increase.
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
Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our U.S. business, and our U.S. domiciled insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Enact Re is subject to Bermudian law and is regulated by the BMA. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to conduct business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines, injunctions and other sanctions that could have a material adverse effect on our business, results of operations and financial condition. In addition, the nature and extent of regulation could materially change, which may result in additional costs associated with compliance with any such changes, or changes to our operations, either of which may have a material adverse effect on our business.
Insurance regulatory authorities have broad administrative powers, which include, but are not limited to:
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
In addition, the use of risk-based pricing systems by the private mortgage insurance industry that establish premium rates based on more attributes than previously considered may result in increased state and/or federal scrutiny of premium rates. The increased use of algorithms, artificial intelligence and data and analytics in the industry may also lead to additional regulatory scrutiny related to other matters such as discrimination in pricing and underwriting, data privacy and access to insurance.
A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, results of operations and financial condition. It is possible that we could become subject to future investigations, regulatory actions, lawsuits, or enforcement actions, which could cause us to incur legal costs and, if we were found to have violated any laws or regulations, require us to pay fines and damages, result in injunctions and incur other sanctions, perhaps in material amounts. Increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could have a material adverse effect on our reputation, business, results of operations and financial condition. We cannot predict the ultimate outcomes of any future investigations, regulatory actions or legal proceedings.
Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings, which could have a material adverse impact on our business, results of operations and financial condition.
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
If we fail to maintain the required minimum capital level in a state where we write business, we would generally be required to immediately stop writing new business in the state until we re-establish the required level of capital or receive a waiver of the requirement from the state’s insurance regulator, or until we have established an alternative source of underwriting capacity acceptable to the regulator. Should we exceed required RTC levels in the future, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained. Enact Re could suffer similar restrictions if it breaches Bermudian capital requirements.
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
In addition to the general regulatory risks described under “—Our business is extensively regulated and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations, particularly those that relate to our mortgage insurance operations.
Federal and state regulations affect the scope of our competitors’ operations, which influences the size of the mortgage insurance market and the intensity of the competition. This competition includes not only other private mortgage insurers, but also federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts the GSEs will purchase or guarantee, increases in GSE fees or decreases in the maximum LTV ratio for loans the GSEs will purchase can also reduce demand for private mortgage insurance. See “—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, results of operations and financial condition.” Legislative, regulatory and administrative changes could cause demand for private mortgage insurance to decrease.
Additionally, the FHFA’s Enterprise Capital Framework imposes a capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial distress. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until the applicable compliance date. Compliance with the Enterprise Capital Framework, other than the requirements to maintain a PCCBA and a PLBA, is required on the later of (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. FHFA contemplates that the compliance dates for the PCCBA and the PLBA will be the date of termination of the conservatorship of a GSE. The Enterprise Capital Framework’s Advanced Approaches requirements will be delayed until a compliance date provided by a transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on CRT transactions as compared to the previous framework. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements. If the GSEs increase their guarantee pricing in order to meet the higher capital requirements, that increase could have a negative impact on the private mortgage insurance market and our business. Furthermore, higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market size for private mortgage insurance. This rule could also accelerate the diversification of the GSEs’ risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact our business.
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
Basel III
Since 1988, the Basel Committee has worked to develop international benchmarks for assessing banks’ capital adequacy requirements. In 2005, the Basel Committee issued Basel II, which, among other things, sets forth capital treatment of mortgage insurance purchased and held on balance sheet by banks in respect of their origination and securitization activities (including in bank regulation, the standards for a prudentially underwritten mortgage, with 50% risk weighting for high loan-to-value mortgages covered with mortgage insurance). Following the financial crisis of 2008, the Basel Committee issued Basel III that established RBC and leverage capital requirements for most United States banking organizations (although banks with less than $10 billion in total assets may choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019).
If further revisions to the Basel III Rules increase the capital requirements of banking organizations with respect to the residential mortgages we insure or do not provide sufficiently favorable treatment for the use of mortgage insurance purchased in respect of a bank’s origination and securitization activities, it could adversely affect the demand for mortgage insurance. In 2013, the U.S. federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan-to-value mortgages. More recently, in July of 2023, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. Under the proposed rule, commercial banks with total assets greater than $100 billion would no longer receive the 50% capital relief for high loan-to-value portfolio loans with mortgage insurance. If adopted as proposed, this rule could decrease the demand for mortgage insurance. The federal banking regulators are currently in the review process, and with the change in Administration on January 20, 2025, the outcome, content and timing of the final rule are unclear.
Risks Relating to Our Continuing Relationship with Genworth
Genworth has the ability to exert significant influence over us and our corporate decisions.
Genworth continues to beneficially own at least 80% of our common stock. As a result, Genworth controls all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders, including a change in control of us. The interests of Genworth may not always coincide with our interests or those of our other stockholders.
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
So long as Genworth continues to beneficially own more than 50% of our outstanding common stock, Genworth will have certain rights, including the right to nominate the majority of our directors. Certain of these directors may be officers or employees of Genworth or its other subsidiaries. Because of their current or former positions with Genworth or its other subsidiaries, these directors, as well as a number of our officers, own amounts of Genworth’s common stock and options to purchase Genworth’s common stock. Ownership interests of our directors or officers in Genworth’s common stock, or service of certain of our directors as officers of Genworth or certain of Genworth’s other subsidiaries, may create, or may create the appearance of, conflicts of interest when such director or officer is faced with a decision that could have different implications for the two companies.
In addition, we have entered into agreements with Genworth and its subsidiaries that provide a framework for our ongoing relationship, including a Master Agreement, a registration rights agreement, a Shared Services Agreement, an intellectual property cross license agreement and a transitional trademark license agreement. Disagreements regarding the rights and obligations of Genworth or certain of Genworth’s other subsidiaries or us under each of these agreements or any renegotiation of their terms could create conflicts of interest for certain of these directors and officers, as well as actual disputes that may be resolved in a manner unfavorable to us and our other stockholders. Interruptions to or problems with services provided under the Shared Services Agreement could result in conflicts between us and Genworth or its other subsidiaries that increase our costs both for the processing of business and the potential remediation of disputes. Although we believe these agreements contain commercially reasonable terms, the terms of these agreements may prove not to be in the best interests of our future stockholders or may contain terms less favorable than those we could obtain from third parties. In addition, certain of our officers negotiating these agreements may appear to have conflicts of interest as a result of their ownership of Genworth’s common stock and holdings of Genworth’s equity awards.
The terms of our arrangements with Genworth may be more favorable than we will be able to obtain from an unaffiliated third party.
Genworth or certain other of Genworth’s subsidiaries currently perform or support many corporate functions for our operations, including, but not limited to, investment management, information technology services and certain administrative services (such as finance, human resources and employee benefit administration). Our Shared Services Agreement with Genworth provides us continued access to certain of these services. We negotiated these arrangements with Genworth or certain of Genworth’s other subsidiaries in the context of a parent-subsidiary relationship. We cannot ensure that these services will be sustained at the same levels or that we would be able to replace such services in a timely manner or on comparable terms.
Specific services provided under the Shared Services Agreement may be terminated by either party for convenience with at least one hundred eighty (180) days’ prior written notice to the other party. If Genworth or Genworth’s subsidiaries cease to provide services pursuant to the terms of our existing agreements, our costs of procuring services from third parties may increase. As a standalone company, we may be unable to obtain such goods and services at comparable prices or on terms as favorable as those provided by Genworth. Other agreements with Genworth or certain of Genworth’s other subsidiaries also govern the relationship between us and Genworth or certain of Genworth’s other subsidiaries and provide for the allocation of certain expenses. They also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties. These operational risks could have a material adverse effect on our business, results of operations and financial condition.
We could be affected by issues impacting Genworth in a way that could materially and adversely affect our business, financial condition, liquidity and prospects.
We remain a part of Genworth’s family of businesses. Therefore, our customers, third-party service providers, credit providers and other persons may continue to associate us with Genworth’s reputation and services, as well as its capital base and financial strength.
Genworth depends on us as a source of liquidity and to create value for its shareholders. Genworth’s strategy includes maintaining the self-sustainability of its legacy United States life insurance companies and advancing its aging care growth initiatives. While Genworth has improved its financial position and made significant progress on its strategic priorities in recent years, it cannot be sure it will be able to successfully execute on its strategic growth initiatives and plans to effectively address its business challenges.
Additionally, we may be subject to reputational harm if Genworth or any of its subsidiaries or affiliates becomes subject to litigation or otherwise damages its reputation or business prospects, including as result of a data breach or cybersecurity event. Any of these events could adversely affect our business, results of operations and financial condition.
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
We are not responsible for Genworth’s indebtedness and we are currently predominately capitalized and funded independently of Genworth. If Genworth is unable to raise sufficient proceeds to satisfy its obligations as they come due, or Genworth were to default on its outstanding indebtedness, or Genworth were to become subject to insolvency or other similar proceedings, we would not expect such events to result directly in an event of default or an insolvency event for us. However, any such event or the risk (or perceived risk) that any such proceedings could involve us, could negatively affect our ratings, our reputation, our business, our liquidity and results of operations, and could therefore have a negative effect on our ability to repay our own indebtedness, including the $750 million aggregate principal amount Senior Notes due 2029 (the “2029 Notes”), or otherwise could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Genworth’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.
We currently join in the filing of a United States consolidated income tax return of which Genworth is the common parent (the “Genworth Consolidated Group”) with our other insurance and non-insurance affiliates. As a consequence, we will pay Genworth our share of the consolidated income tax liability when we have taxable income or receive benefit for losses we contribute and which are utilized by the Genworth Consolidated Group.
As a condition to us remaining a member of the Genworth Consolidated Group, Genworth generally must continue to possess at least 80% of the total voting power and total value of our stock. For these purposes, the term “stock” does not include any stock that (i) is not entitled to vote; (ii) is limited and preferred as to dividends and does not participate in corporate growth to any significant extent; (iii) has redemption and liquidation rights which do not exceed the issue price of such stock (except for a reasonable redemption or liquidation premium) and (iv) is not convertible into another class of stock. Accordingly, while we will have the ability to raise additional capital through certain preferred stock or other means, we will be limited in our ability to raise additional capital by issuing common stock to third parties without leaving Genworth’s consolidated group, which Genworth may not permit. We may also be limited pursuant to restrictions imposed by insurance regulators, GSEs and any limitations under intercompany agreements. This limitation on our ability to raise additional capital through the issuance of common stock could have a material adverse impact on our business, results of operations and financial condition. Genworth’s high ownership percentage risk may also impact our stock price as price volatility may be greater if the public float and trading volume of shares of our common stock are low.
Risks Relating to Taxation
Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.
Various tax regulations require the preparation of complex computations, significant judgments and estimates in interpreting their respective provisions. These aspects are inherently difficult to interpret and apply, and the Treasury Department, the Internal Revenue Service (the “IRS”) and other standard-setting bodies could interpret these aspects differently than us. In addition, these departments could issue guidance on how provisions of tax regulations should be applied or administered that could be different from our interpretation. Therefore, even though we believe we have applied tax laws and regulations appropriately in our financial statements, it is possible that we have interpreted and applied the rules differently than expected by these authoritative bodies. Likewise, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability and results of operations or financial condition. Changes in tax laws and regulations that impact our customers and counterparties or the economy may also impact our results of operations and financial condition. There can be no assurance that changes in tax laws or regulations will not materially and/or adversely affect our effective tax rate, tax payments, results of operations and financial condition.
We are subject to regular review and audit by tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. The ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income (loss), cash flows or operations.
There was no U.S. federal income tax-related legislation or administrative guidance issued in 2024 that had a significant impact on our results of operations or financial condition. Effective January 1, 2023, the U.S. federal government enacted the Inflation Reduction Act which, among other things, implemented a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income and imposed a 1% excise tax on corporate stock repurchases. The enactment of the CAMT did not have a material impact on our financial statements for the year ended December 31, 2024 or 2023. Excise tax incurred on our share repurchases is recorded as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense, and it did not have a material impact on our financial position for the years ended December 31, 2024 and 2023.
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 ("CIT"). Starting January 1, 2025, the CIT imposed a new 15% corporate income tax on in-scope entities that are resident in Bermuda or that have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966. Because Enact Re is subject to U.S. federal income tax on its income we do not anticipate this will have a material impact on the Company’s financial position or results of operations.
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
If we leave the Genworth Consolidated Group, we may be required to pay more income tax in the future.
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
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in fully accomplishing our control objectives. Additionally, in order to comply with new accounting guidance or disclosure requirements from our regulators, we are required to interpret the rules, develop new processes and potentially generate new data, which could expose us to incremental risk. Any material weaknesses in internal control over financial reporting or any other failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our share price.
We may suffer losses in connection with litigation, regulatory proceedings or other actions.
From time to time, we may become subject to various legal and regulatory proceedings related to our business. Litigation and regulatory proceedings may result in financial losses and harm our reputation. We face the risk of litigation, including class action lawsuits, regulatory proceedings or other actions in the ordinary course of operating our business, or litigation arising from our contractual and employment relationships. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. A substantial legal liability or injunction or a significant regulatory action against us could have a material adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory proceeding or other action, we could suffer significant reputational harm and incur significant legal expenses and such litigation may divert management’s attention and resources.

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
Managing key employee succession and retention is also critical to our success. We would be adversely affected if we fail to plan adequately for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans, including retention programs, designed to retain our employees, our succession plans may not operate effectively, and our compensation plans cannot guarantee that the services of our employees will continue to be available.
We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.
We rely on third-party vendors to provide unique or cost-efficient products or services. We rely on the controls and risk management processes of these third parties. While we have certain contractual protections and perform third-party vendor due diligence procedures, there is no assurance that third-party vendors will provide accurate and complete information to us, meet their obligations on a timely basis or adhere to the provisions of our agreements. Additionally, if a third-party vendor is unable to source and maintain a capable work force or supply Enact with contractors during times of peak volume, then we may be unable to satisfy our customer requirements. In addition, some third-party vendors may provide unique services and the loss of those services may be difficult to replace. Any of the above scenarios could lead to reputational damage, which could result in a material adverse effect on our business, results of operations and financial condition, including the imposition of penalties or being subject to litigation costs.
Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our business, results of operations and financial condition.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our customers and other third-party service providers through which we share and receive information. Despite the implementation of security controls and back-up measures, our computer systems and those of our customers and third-party service providers have been and may be in the future vulnerable to system failures, physical or electronic intrusions, computer malware or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.
While it is our goal to safeguard information assets from physical theft and cybersecurity threats, there can be no assurance that our information security will detect and protect information assets from ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Further, cybersecurity threats have continued to grow in sophistication, in part through the deployment of artificial intelligence technologies. Although we have implemented controls and continue to train our employees, a cybersecurity event could still occur that would cause damage to our reputation with our customers and other stakeholders and could have a material adverse effect on our business, results of operations and financial condition.
We rely on technologies to provide services to our customers. Customers require us to provide and service our mortgage insurance products in a secure manner. Accordingly, we invest resources in establishing and maintaining electronic connectivity with customers. In addition, if our information technology systems are inferior to our competitors’, existing and potential customers may choose our competitors’ products over ours. Our business would be negatively impacted if we are unable to enhance our platform when necessary to support our primary business functions, including to match or exceed the technological capabilities of our competitors. We cannot predict with certainty the cost of maintaining and improving our platform, but failure to make necessary improvements and any significant shortfall in technology enhancements or negative variance in the timeline in which system enhancements are delivered could have an adverse effect on our business, results of operations and financial condition.
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
Poor implementation of new technologies, including artificial intelligence, by us or our third-party service providers, could subject us to additional risks we do not understand or cannot adequately mitigate, which could have an impact on our results of operations and financial condition.
The occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change, could materially adversely affect our business, results of operations and financial condition.
We are exposed to various risks arising out of natural and man-made disasters and public health emergencies, including earthquakes, hurricanes, floods, wildfires, tornadoes, other extreme weather events, acts of terrorism, military actions (including international activity that impacts the United States’ economy, such as the current geopolitical unrest in Ukraine and the Middle East) and pandemics. The frequency and severity of extreme weather events and natural disasters may be increased by the effects of climate change. While mortgage insurance does not cover property damage, a natural or man-made disaster or public health emergency could disrupt our computer systems and our ability to conduct or process business (including as a result of widespread absences of our employees) as well as lead to higher delinquency rates as borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as mortgage payments on loans insured under our mortgage insurance coverage. The consequences of these events and actions taken by governmental authorities, the GSEs, our customers or others in connection therewith could lead to disruption of the economy, which may erode consumer and investor confidence levels or lead to increased volatility in the financial and housing markets. These consequences could, among other things, result in an adverse effect on home prices in those areas or higher unemployment, which could result in increased loss experience. A natural or man-made disaster or a public health emergency could also disrupt public and private infrastructure, including communications and financial services, any of which could disrupt our normal business operations, and could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities or the value of the underlying collateral of structured securities.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the Delaware General Corporation Law (“DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws (each, as in effect from time to time), or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware; provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). This exclusive forum provision does not preclude or reduce the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act. This exclusive forum provision does not apply to actions arising under the Exchange Act of 1934 (the “Exchange Act”). Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders are not deemed to have waived our compliance with these laws, rules and regulations.
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
In 2022, we announced the initiation of a quarterly dividend for our common shareholders as well as the first of our Stock Repurchase Plans that allow for repurchases of our common stock. Our ability to return capital to our shareholders is dependent on our business results and the macroeconomic environment and may be materially and adversely affected by the risk factors discussed herein. Although we anticipate continuing to pay quarterly dividends and repurchase common stock, future dividend payments and share repurchase authorizations are subject to review and approval by our Board of Directors after considering, among other factors, economic and regulatory constraints, current risks to the Company, and subsidiary performance. In addition, future dividend payments or other return of capital to our shareholders are also subject to approval by Genworth, and must be in compliance with the terms of our debt agreements and applicable laws and regulations. Our ability to repurchase stock may also be restricted by our limited public float and relationship with Genworth. See “—Genworth’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.”
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
We employ a multi-layered approach to data security and data privacy. This approach begins with our information security program, which leverages the National Institute of Standards and Technology Cybersecurity Framework. Our program includes policies and standards that delineate requirements for the implementation and on-going maintenance of our information systems as well as security responsibilities for all personnel. We review these policies and standards periodically and update as needed. We have processes to oversee the maintenance and enforcement of our information security policies and educate personnel on their responsibilities. We maintain a “defense-in-depth” model, which employs multiple layers of protection for the Company. Among other things, we perform external and internal risk assessments, penetration testing, vulnerability scanning, secure code development and monthly security awareness training (including phishing awareness tests) for all personnel.
The monitoring and surveillance procedures over our key systems and IT environments are performed jointly with Genworth. Potential threats are evaluated, correlated and escalated to the extent appropriate. Incidents that are subject to escalation are initially evaluated by a team of IT security personnel led by our Chief Information Security Officer. If the incident is sufficiently severe, it will trigger our cybersecurity incident response plan, which is carried out by a cross-functional team who ultimately report findings and suggest action plans to our senior leadership team and Genworth. In accordance with the plan, we assess, contain and eradicate the threat and notify relevant external parties. We engage with third parties to assist with the research and evaluation, if deemed necessary.
We also consider cybersecurity threats with respect to third party service providers. Third parties who hold sensitive data are subject to our risk assessment process and vendor management due diligence procedures, which include an evaluation of cybersecurity risk.
Based on the information available as of the date of this Annual Report on Form 10-K, we believe that risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and as of the date of this Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, there can be no guarantee that we will not be the subject of future successful cybersecurity attacks, threats or incidents that may materially affect our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in “Item 1A Risk Factors” of this Annual Report.
Cybersecurity Governance
The Chief Information Security Officer, who is primarily responsible for our cybersecurity strategy and assessing and managing risks from cybersecurity threats, works together with our Chief Information Officer, Chief Risk Officer and compliance organization, as well as other functions, in administering our information security program in a manner that satisfies applicable legal and regulatory requirements. The Chief Information Security Officer has over 19 years of experience in information security, technology audit, and technology operations and includes the design, implementation, and maintenance of greenfield cybersecurity programs for regulated specialty insurance and software-as-a-service companies. The Chief Information Security Officer has a master’s degree in information technology with a specialization in cybersecurity augmented with numerous professional designations. The Chief Information Security Officer receives reports on potential cybersecurity threats from throughout the business on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Further, our team strives to stay current with respect to cybersecurity threats through training and investing in the relevant tools. Our Chief Information Security Officer, Chief Information Officer and Chief Risk Officer provide regular updates and reports to our senior leaders.
The Risk Committee of our Board of Directors, in coordination with our management risk committee, has primary responsibility for overseeing cybersecurity, information technology and information security systems, processes, policies and risk management and the effectiveness of security controls. At least quarterly, the Risk Committee meets with management and reviews reports related to the status of our information technology related risks, which includes information such as the status of our environment, employee education, penetration testing, server patching, systems availability, as well as debriefs of Company cybersecurity tabletop exercises, director education sessions on a variety of topics concerning cybersecurity, and annual assessment. The Risk Committee also reviews the Chief Compliance Officer’s quarterly report, which includes information regarding certain data security incidents that meet the risk criteria for inclusion in the report. Management also keeps the Risk Committee apprised of changes in the threat landscape, such as new projects or strategies that may involve cybersecurity risks, evolving trends, and cyber incidents that involve our customers and suppliers.
At least annually, management presents a cybersecurity report to our full Board of Directors along with semiannual briefings. These sessions may cover, among other topics, the information security organization, material risks, technical threats, information technology security infrastructure, patching and vulnerability management, cybersecurity incidents, an annual cybersecurity tabletop exercise and incident preparedness, supplier management, security awareness training, cybersecurity personnel/staffing and a cybersecurity threat assessment.

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
Our common stock is listed on the Nasdaq Stock Market under the symbol “ACT.” As of February 24, 2025, we had 5 registered holders of record of our common stock.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2024:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
October 1 - October 31, 2024	837,777	$35.89	837,777	$136,741
November 1 - November 30, 2024	844,891	$34.06	844,891	$107,963
December 1 - December 31, 2024	444,852	$33.93	444,852	$92,871
Total	2,127,520	$34.75	2,127,520	$92,871
_______________
(1) On May 1, 2024, the Company announced the authorization of the share repurchase program that allows for the repurchase of up to $250 million of its common shares. The share repurchase program has no expiration date.

Subsequent to year end, the Company purchased 591,363 shares at an average price of $32.60 per share through January 31, 2025.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of an investment in (i) our common shares, (ii) the Russell 2000 Index, (iii) the S&P 500 and (iv) a composite peer group consisting of Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc., and Radian Group Inc, for the period from September 16, 2021 (the date our common shares commenced trading on the Nasdaq Stock Market) through December 31, 2024. We selected the members of this peer group because each is a competitor of ours in the private mortgage insurance industry with a relatively similar market capitalization.

Stock Performance Graph
200
180
160
140
120
100
80
16-SEP-21
31-DEC-21
31-DEC-22
31-DEC-23
31-DEC-24
ACT
Russell 2000
S&P 500
Peer Group

	September 16, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Enact Holdings, Inc.	$100.00	$106.61	$132.49	$166.54	$190.95
Russell 2000	$100.00	$100.89	$80.27	$93.86	$104.69
S&P 500	$100.00	$106.94	$87.57	$110.59	$138.26
Peer Group	$100.00	$98.97	$90.52	$133.21	$154.79
Dividends
During the first quarter of 2022, we announced that our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend. The inaugural quarterly dividend of $0.14 per share was paid in the second quarter of 2022, followed by payments of regular dividends of $0.14 per share in each quarter through the first quarter of 2023. In the second quarter of 2023, the regular quarterly dividend increased to $0.16 per share. In the second quarter of 2024, the regular quarterly dividend increased to $0.185 per share. In addition to our regular dividends, we paid special cash dividends of $0.71 per share during the fourth quarter of 2023 and $1.12 per share during the fourth quarter of 2022. In February of 2025, we announced our first quarter dividend of $0.185 per share. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividends.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2024, 2023 and 2022 included in Item 8 of this Annual Report. This discussion includes forward-looking statements and involves numerous risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. For factors that could cause such differences refer to the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Future results could differ significantly from the historical results presented in this section. References to EHI, the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
Overview of Business
We are a leading private mortgage insurance company, having served the United States housing finance market since 1981, and operate in all 50 states and the District of Columbia. Our mortgage insurance products provide credit protection to mortgage lenders, covering a portion of the unpaid principal balance of Low Down Payment Loans in the event of a default. Our business objective is to leverage our competitive strengths to drive market share, maintain our strong capitalization and strong earnings profile and deliver attractive risk-adjusted returns to our stockholders. We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re.
We primarily generate revenues by providing mortgage credit protection to our customers in exchange for premiums, which we set based on our evaluation of the underlying risk we insure. Once the premium rate is established and coverage is activated, the premium rate remains unchanged for the first ten years of the policy; thereafter the premium rate resets to a lower rate used for the remaining life of the policy. In general, we can only cancel coverage for a failure to pay premiums or at servicer direction when the borrowers achieve the required amount of home equity. Our premium rate is applied predominantly to the original loan balance to determine either a monthly payment that the lender adds to the borrower’s monthly loan payment or a single upfront payment made by either the borrower or lender at loan closing. The amount of premiums earned from our insurance portfolio and the timing of premium recognition are also affected by persistency rate, which we measure as the percentage of loans that remain on our books based on the annualized cancellations for the period.
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
Credit and Regulatory Environment
The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs and the United States government, including the FHA, the FHFA and Congress, that impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits, as well as low down payment programs available through the FHA or GSEs.
Competition and Market Share
Competitors include other private mortgage insurers that are eligible to write business for the GSEs. We compete with other private mortgage insurers based on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative credit ratings), reputation, strength of management, product features and technology ease-

of-use. We also compete with governmental agencies (principally the FHA and the VA) primarily based on price and underwriting guidelines.
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share, customer relationships and overall value. Pricing trends have introduced an increasing number of loan, borrower, lender and property attributes, resulting in expanded granularity in pricing regimes in order to better align price and risk. Our proprietary risk-based pricing engine evaluates returns and volatility under both the PMIERs capital framework and our internal economic capital framework, which is sensitive to economic cycles and current housing market conditions. The model assesses the performance of new business under expected and stress scenarios on an individualized loan basis, which is used to determine pricing and inform our risk selection strategy that optimizes economic value by balancing return and volatility.
Seasonality
Consistent with the seasonality of home sales, purchase mortgage origination volumes typically increase in late spring and peak during summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a similar seasonal trend and instead is primarily influenced by interest rates, which can overwhelm typical seasonal trends. Delinquency performance (new delinquency formation and cure behavior) is generally favorable in the first and second quarters of the year. Therefore, we typically experience lower levels of losses resulting from favorable delinquency activity in the first and second quarters, as compared to the third and fourth quarters.
The following table presents our NIW, number of cures and new delinquencies for primary policies, excluding our run-off insurance block with reference properties in Mexico, for the periods indicated:

Seasonality	Three months ended
(Dollar amounts in millions)	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Dec 31, 2024
NIW	$13,154	$15,083	$14,391	$10,453	$10,526	$13,619	$13,591	$13,266
% Change	(13.1)%	14.7%	(4.6)%	(27.4)%	0.7%	29.4%	(0.2)%	(2.4)%
Cure Counts	10,771	9,609	9,778	10,317	12,160	10,731	10,749	10,971
% Change	19.4%	(10.8)%	1.8%	5.5%	17.9%	(11.8)%	0.2%	2.1%
New Delinquency Count	9,599	9,205	11,107	11,706	11,395	10,461	12,964	13,717
% Change	(6.8)%	(4.1)%	20.7%	5.4%	(2.7)%	(8.2)%	23.9%	5.8%
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
Persistency Rate and Business Mix
The percentage of our IIF that remains insured after taking into account annualized cancellations for the period presented is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher or lower persistency rates can have a significant impact on our profitability. Recent elevated interest rates have increased persistency in the portfolio, but this impact is partially offset by lower NIW.
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
The following table presents the weighted average mortgage interest rate on outstanding primary IIF as of December 31, 2024, excluding our run-off business. Prepayment speeds may be affected by changes in interest rates, among other factors. An increasing interest rate environment generally will reduce refinancing activity and result in lower prepayments. A declining interest rate environment generally will increase refinancing activity and increase prepayments.

Policy Year	Weighted average rate (1)
2008 and prior	5.33%
2009-2016	4.00%
2017	4.32%
2018	4.83%
2019	4.23%
2020	3.26%
2021	3.11%
2022	4.88%
2023	6.62%
2024	6.70%
Total portfolio	4.88%
______________
(1)Average Annual Mortgage Interest Rate weighted by IIF.
In contrast to monthly premium policies, when single premium policies are cancelled by the insured because the loan has been paid off or otherwise, any remaining unearned premiums are earned at cancellation. Although these cancellations reduce IIF, assuming all other factors remain constant, the profitability of our single premium business increases when persistency rates are lower. Our concentration of single premium policies has declined in recent years, as a result of elevated interest rates. As of December 31, 2024 and 2023, single premium policies comprised 9% and 10% of primary IIF, respectively.
Credit Quality
Improved analytics, stronger loan origination quality controls and the regulatory developments have resulted in a significant improvement in the credit quality for loans originated in the private mortgage insurance market over time. Additionally, private mortgage insurers and the GSEs have maintained strong credit standards over the past decade, with average FICO scores for NIW persisting at levels significantly above historical averages. As a result, the industry is insuring loans from borrowers who should be better positioned to meet their mortgage obligations.
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
•legislative, regulatory, FHFA or GSE action, or executive orders permitting or mandating forbearance or a moratorium on foreclosures or evictions due to events such as natural disasters or a pandemic (e.g. COVID-19);
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
Credit Risk Transfer
We use CRT transactions to transfer a portion of our risk to third parties, through traditional XOL and quota share reinsurance and the issuance of ILNs. Our CRT program reduces the volatility of our in-force portfolio and provides capital relief under PMIERs. When we enter into a CRT transaction, the reinsurer receives a premium and, in exchange, insures an agreed upon portion of incurred losses. These arrangements have the impact of reducing our earned premiums and incurred losses, but also provide capital relief under PMIERs.
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
Loss reserves as of December 31, 2024, were $525 million, an increase of $7 million since December 31, 2023. In considering the potential sensitivity of the factors underlying management’s best estimate of our loss reserve, it is possible that even a relatively small change in the estimated claim and severity rates could have a significant impact on loss reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period immediately preceding December 31, 2024, a change of 4 percentage points, or 15%, in the average claim rate would change the gross loss reserve amount for such quarter by approximately $72 million. Likewise, a change of 3 percentage points, or a change of 3%, in the average severity rate would change the gross loss reserve amount for such quarter by approximately $15 million.
Investments
Valuation of Fixed Maturity Securities
Our portfolio of fixed maturity securities was valued at $5,625 million as of December 31, 2024, an increase of $359 million from December 31, 2023.
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
Allowance for Credit Losses on Available-For-Sale Securities
As of each balance sheet date, we evaluate fixed maturity securities in an unrealized loss position for changes to the allowance for credit losses. Determining the value of the unrealized losses is dependent on the same methodologies and assumptions used in our valuation of fixed maturity securities. We also consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. There is no recorded allowance for credit losses on available-for-sale securities as of December 31, 2024.
See Notes 2 and 3 to our consolidated financial statements for additional information related to the allowance for credit losses on fixed maturity securities.
Revenue Recognition
The majority of our insurance contracts have recurring monthly premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the policy life. A portion of the revenue from single premium policies is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the estimated expiration of risk of the policy. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. For borrower-paid mortgage insurance, coverage ceases at the earlier of prepayment, or when the original principal is amortized to a 78% loan-to-value ratio in accordance with HOPA. Variation in cancellation rates and projected losses are inputs into our premium recognition models, causing uncertainty within our estimates.
We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment on a retrospective basis in current period net income. These reviews include the consideration of recent and projected loss and policy cancellation experience, and adjustments to the estimated earnings patterns are made, if warranted.
Unearned premiums were $115 million as of December 31, 2024, a decrease of $35 million compared to December 31, 2023. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates, persistency and our market share, all of which could impact new insurance written. For example, a decline in primary new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $4 million in the first full year. Likewise, if primary persistency rates declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $95 million during the first full year, partially offset by higher policy cancellations in our single premium products. These reductions in earned premiums could be potentially offset by lower reserves due to policies no longer being in-force.

Trends and Conditions
Macroeconomic environment. During 2024, the United States economy continued to show positive signs, but faced lingering uncertainty due to inflationary pressure, the geopolitical environment and other macroeconomic concerns.
Inflationary pressures moderated in 2024, with the Bureau of Labor Statistics reporting in December that Consumer Price Index inflation was 2.9% year-over-year. The Federal Reserve took an aggressive approach towards addressing inflation with policy rates reaching a cyclical peak in July 2023. The Federal Open Market Committee began to lower policy rates in September 2024 with additional reductions in November and December 2024. Mortgage rates remain elevated but have declined compared to highs in late 2023.
Mortgage origination activity increased modestly in 2024 but remained relatively slow in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. National house prices continued to rise in 2024 according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index.
The unemployment rate was 4.1% as of December 31, 2024, compared to 3.7% in December 2023. As of December 31, 2024, the number of unemployed Americans was approximately 6.9 million and the number of long term unemployed over 26 weeks was approximately 1.6 million.
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
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer-reported forbearances have generally declined. As of December 31, 2024, approximately 1.1%, or 10,943, of our active primary policies were reported in a forbearance plan, of which approximately 34% were reported as delinquent. Approximately 9% of our primary new delinquencies in 2024 were subject to a forbearance plan as compared to 13% in 2023.
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
On October 24, 2022, the FHFA announced the validation and approval of both the FICO 10T credit score model and the VantageScore 4.0 credit score model for anticipated use by the GSEs as well as proposing to change the requirement that lenders provide credit reports from all three nationwide consumer reporting agencies and instead only requiring credit reports from two of the three nationwide credit reporting agencies. The validation of the new credit scores is currently expected to require lenders to deliver both credit scores for each loan sold to the GSEs. Implementation, which has been delayed beyond 2025, will require system and process updates along with coordination across stakeholders of the industry.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025, and September 30, 2026. The updated standards differentiate between bonds based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. We expect to hold capital sufficiency well in excess of these requirements and do not expect the impact of these updates to be material to our sufficiency. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance between today and the phase-in dates.
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
Our portfolio. New insurance written of $51.0 billion in 2024 decreased 4% compared to 2023. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. Our primary persistency rate decreased to 83% during 2024 compared to 85% during 2023. Persistency remains elevated due to high interest rates but decreased in 2024 due to rate volatility throughout the year. Elevated persistency has continued to offset the decline in new insurance written, leading to an increase in primary insurance in-force of $5.9 billion or 2% since December 31, 2023.
Net earned premiums increased $23 million in 2024 compared to 2023 as a result of higher average IIF and higher assumed premiums, consisting primarily of Enact Re’s GSE credit risk transfer participation and multifamily reinsurance. This was partially offset by higher ceded premium.
Our largest customer accounted for 11% and 10% of our total revenues for the years ended December 31, 2024 and 2023, respectively. This customer also accounted for 20%, 19% and 18% of our total NIW during the years ended December 31, 2024, 2023 and 2022, respectively. No other customer accounted for 10% or more of total revenues or NIW for the years ended December 31, 2024 or 2023. No customer accounted for more than 10% of our total revenues and no other customer accounted for more than 10% of NIW for the year ended December 31, 2022.
Loss experience. Our loss ratio for the year ended December 31, 2024, was 4% as compared to 3% for the year ended December 31, 2023. Both periods were impacted by favorable reserve adjustments. In 2024, we recorded a reserve release of $252 million, primarily on prior accident year reserves as a result of strong cure performance and loss mitigation efforts. As part of the 2024 reserve adjustments, we decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, which impacted reserves from current and prior accident years. During 2023, we released reserves of $241 million primarily due to better than expected cure experience on delinquencies from 2022 and earlier, including a portion of those related to the emergence of COVID-19.
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
New delinquencies in 2024 increased compared to 2023 primarily due to the aging of large, newer books of business. Current period primary delinquencies of 48,537 contributed $287 million of loss expense in 2024. We incurred $265 million of losses from 41,617 current period delinquencies in 2023. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
Capital requirements and ratings. EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, EMICO’s domestic insurance regulator, was approximately 10.5:1 as of December 31, 2024, and 11.6:1 as of December 31, 2023. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
As of December 31, 2024, we had estimated available assets of $5,095 million against $3,043 million net required assets under PMIERs compared to available assets of $5,006 million against $3,119 million net required assets as of December 31, 2023. The sufficiency ratio as of December 31, 2024, was 167% or $2,052 million above the PMIERs requirements, compared to 161% or $1,887 million above the PMIERs requirements as of December 31, 2023. Our PMIERs required assets benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $28 million of benefit to our December 31, 2024, PMIERs required assets compared to $73 million of benefit as of December 31, 2023. Our PMIERs required assets also benefited from a reinsurance credit of $1,885 million and $1,714 million related to third-party reinsurance as of December 31, 2024 and 2023, respectively. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Per guidance released by the GSEs in the third quarter of 2024, use of the multiplier will be discontinued effective March 31, 2025.
On January 8, 2024, S&P Global Ratings upgraded the long-term financial strength and issuer credit ratings of EMICO from BBB+ to A-.
Subsequent to year end on January 17, 2025, Fitch upgraded the long-term financial strength and issuer credit ratings of EMICO from A- to A.
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
On January 3, 2024, we entered into a quota share reinsurance agreement with a panel of third-party reinsurers. Under the agreement, EMICO will cede approximately 21% of a portion of its new insurance written from January 1, 2024, through December 31, 2024.
On January 30, 2024, we executed an excess-of-loss reinsurance transaction with a panel of reinsurers, which, following an amendment in December 2024, provides up to $270 million of reinsurance coverage on a portion of current and expected new insurance written for the 2024 book year, effective January 1, 2024.
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

On November 26, 2024, we entered into two quota share reinsurance transactions with a panel of reinsurers. Under the agreements, and subject to certain conditions, EMICO will cede approximately 27% of a portion of expected new insurance written for the period from January 1, 2025, through December 31, 2025, and will cede approximately 27% of a portion of expected new insurance written for the period from January 1, 2026, through December 31, 2026.
Subsequent to year end, in January 2025, we entered into two excess-of-loss reinsurance transactions that cover a portion of expected new insurance written from January 1, 2025, through December 31, 2025, and January 1, 2026, through December 31, 2026, and provide reinsurance coverage of approximately $225 million and $260 million, respectively.
Capital returns. On April 26, 2022, our Board of Directors approved the initiation of a dividend program under which the Company intends to pay a quarterly cash dividend, subject to approval by our Board of Directors each quarter. We paid quarterly dividends of $0.14 per share in March of 2023 and May, September and December of 2022. We paid quarterly dividends of $0.16 per share in June, September and December 2023 and March 2024. On May 1, 2024, we also announced an increase to our quarterly dividend to $0.185 per share which was paid in June, September and December 2024. In November 2024 EMICO completed a distribution to EHI that supports our ability to pay a quarterly dividend. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
On May 1, 2024, we announced the authorization of a share repurchase program that allows for the repurchase of up to $250 million of EHI’s common stock. Under this program, share repurchases may be made at our discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 and Rule 10b-18 trading plans. In conjunction with this authorization, we have entered into an agreement with Genworth Holdings, Inc. to repurchase its EHI shares on a pro rata basis as part of the program. The share repurchase program is not expected to change Genworth’s ownership interest in Enact post-completion. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
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

Results of Operations and Key Metrics
Results of Operations
The following table sets forth our consolidated results for the periods indicated:

	Year ended December 31,			Increase (decrease) and percentage change		Increase (decrease) and percentage change
(Amounts in thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues:
Premiums	$980,104	$957,075	$939,462	$23,029	2%	$17,613	2%
Net investment income	240,564	207,369	155,311	33,195	16%	52,058	34%
Net investment gains (losses)	(22,807)	(14,022)	(2,036)	(8,785)	63%	(11,986)	NM
Other income	3,913	3,264	2,309	649	20%	955	41%
Total revenues	1,201,774	1,153,686	1,095,046	48,088	4%	58,640	5%
Losses and expenses:
Losses incurred	38,657	27,165	(94,221)	11,492	42%	121,386	(129)%
Acquisition and operating expenses, net of deferrals	213,310	212,491	226,941	819	—%	(14,450)	(6)%
Amortization of deferred acquisition costs and intangibles	9,659	10,654	12,405	(995)	(9)%	(1,751)	(14)%
Interest expense	51,157	51,867	51,699	(710)	(1)%	168	—%
Loss on debt extinguishment	10,930	—	—	10,930	NM(4)	—	NM
Total losses and expenses	323,713	302,177	196,824	10,606	4%	105,353	54%
Income before income taxes	878,061	851,509	898,222	26,552	3%	(46,713)	(5)%
Provision for income taxes	189,993	185,998	194,065	3,995	2%	(8,067)	(4)%
Net income	$688,068	$665,511	$704,157	$22,557	3%	$(38,646)	(5)%
Loss ratio (1)	4%	3%	(10)%
Expense ratio (2)	23%	23%	25%
Earned premium rate (3)	0.36%	0.37%	0.40%
_______________
(1)Loss ratio is calculated by dividing losses incurred by net earned premiums.
(2)Expense ratio is calculated by dividing acquisition and operating expenses, net of deferrals, plus amortization of DAC and intangibles by net earned premiums.
(3)Net earned premium rate is calculated by dividing direct earned premium less ceded premium, by average primary IIF.
(4)We define “NM” as not meaningful for increases or decreases greater than 300%.

Detailed discussions of our consolidated results of operations for the year ended December 31, 2022, including the year-over-year comparisons between 2023 and 2022, that are not included in this Annual Report on Form 10-K can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues
Premiums increased mainly attributable to higher average IIF and higher assumed premiums, consisting primarily of Enact Re’s GSE credit risk transfer participation and multifamily reinsurance. This was partially offset by higher ceded premium. The net earned premium rate was 36 basis points, relatively consistent with 2023.
Net investment income increased primarily due to higher investment yields due to elevated interest rates coupled with higher average invested assets.

Net investment losses during 2024 and 2023 were primarily driven by realized losses on the sale of fixed maturity securities as part of our yield optimization strategy that allows us to reinvest sales proceeds and recoup higher investment income. Our yield optimization strategy enables opportunistic security sales based on current and changing market conditions. We had more sales in 2024 than 2023.
Other income includes underwriting fee revenue, equity method investment income and other revenue.
Losses and expenses
Losses incurred in 2024 and 2023 were impacted by favorable reserve adjustments. During 2024, we released reserves of $252 million primarily on prior accident year reserves as a result of strong cure performance and loss mitigation efforts. During 2023, we recorded $241 million of reserve releases.
New primary delinquencies were 48,537 in 2024 compared to 41,617 in 2023, resulting in $287 million and $265 million of losses, respectively.
The following table shows incurred losses related to current and prior accident years for the years ended December 31:

(Amounts in thousands)	2024	2023	2022
Losses and LAE incurred related to current accident year	$289,482	$275,418	$219,461
Losses and LAE incurred related to prior accident years	(258,180)	(248,214)	(313,652)
Total incurred (1)	$31,302	$27,204	$(94,191)
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to the impact of our restructuring initiatives.
Amortization of DAC and intangibles declined due to lower DAC amortization as a result of elevated persistency, driven by high mortgage rates and lower software amortization.
The expense ratio was consistent due to growth in and premiums and expenses.
The loss on debt extinguishment relates to the expenses incurred associated with the redemption of our 2025 Notes.
Interest expense primarily relates to our 2025 Notes and 2029 Notes. For additional details see Note 7 to our consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.6% and 21.8% for the years ended December 31, 2024 and 2023, respectively, consistent with the United States corporate federal income tax rate.
Use of Non-GAAP Financial Measures
We use a non-U.S. GAAP (“non-GAAP”) financial measure entitled “adjusted operating income.” This non-GAAP financial measure is additionally evaluated by both management and our Board of Directors. Management also uses adjusted operating income (loss) as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. This measure has been established in order to increase transparency for the purposes of evaluating our core operating trends and enabling more meaningful comparisons with our peers. Although “adjusted operating income” is a non-GAAP financial measure, for the reasons discussed above we believe this measure aids in understanding the underlying performance of our operations.

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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in thousands)	2024	2023	2022
Net income	$688,068	$665,511	$704,157
Adjustments to net income:
Net investment (gains) losses	22,807	14,022	2,036
Costs associated with reorganization	4,652	(131)	3,461
Loss on debt extinguishment	10,930	—	—
Taxes on adjustments	(8,061)	(2,917)	(1,155)
Adjusted operating income	$718,396	$676,485	$708,499
Adjusted operating income increased in 2024 compared to 2023 primarily due to higher premiums and net investment income, partially offset by higher losses.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis and exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.
The following table sets forth selected operating performance measures on a primary basis as of or for the years ended December 31:

(Dollar amounts in millions)	2024	2023	2022
New insurance written	$51,002	$53,081	$66,485
Primary insurance in-force (1)	$268,825	$262,937	$248,262
Primary risk in-force	$69,985	$67,529	$62,791
Persistency rate	83%	85%	80%
Primary policies in-force (count)	962,849	974,516	960,306
Delinquent loans (count)	23,566	20,432	19,943
Delinquency rate	2.45%	2.10%	2.08%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written
NIW for the year ended December 31, 2024 decreased 4% compared to 2023. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the years ended December 31:

(Amounts in millions)	2024		2023		2022
Primary	$51,002	100%	$53,081	100%	$66,485	100%
Pool	—	—	—	—	—	—
Total	$51,002	100%	$53,081	100%	$66,485	100%
The following table presents primary NIW by underlying type of mortgage for the years ended December 31:

(Amounts in millions)	2024		2023		2022
Purchases	$47,693	94%	$51,723	97%	$63,506	96%
Refinances	3,309	6	1,358	3	2,979	4
Total	$51,002	100%	$53,081	100%	$66,485	100%
The following table presents primary NIW by policy payment type for the years ended December 31:

(Amounts in millions)	2024		2023		2022
Monthly	$48,830	96%	$51,869	98%	$61,123	92%
Single	2,102	4	1,114	2	5,166	8
Other	70	—	98	—	196	—
Total	$51,002	100%	$53,081	100%	$66,485	100%

The following table presents primary NIW by FICO score for the years ended December 31:

(Amounts in millions)	2024		2023		2022
Over 760	$24,843	49%	$24,680	46%	$30,239	45%
740-759	8,096	16	8,994	17	11,264	17
720-739	6,768	13	7,220	14	9,377	14
700-719	4,932	10	5,214	10	6,889	10
680-699	3,237	6	3,652	7	4,535	7
660-679 (1)	1,759	3	2,086	4	2,534	4
640-659	972	2	952	2	1,206	2
620-639	369	1	268	—	424	1
<620	26	—	15	—	17	—
Total	$51,002	100%	$53,081	100%	$66,485	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the years ended December 31:

(Amounts in millions)	2024		2023		2022
95.01% and above	$10,129	20%	$9,295	18%	$9,487	14%
90.01% to 95.00%	19,270	38	19,861	37	26,008	39
85.01% to 90.00%	15,609	30	17,200	32	20,892	32
85.00% and below	5,994	12	6,725	13	10,098	15
Total	$51,002	100%	$53,081	100%	$66,485	100%
The following table presents primary NIW by DTI ratio for the years ended December 31:

(Amounts in millions)	2024		2023		2022
45.01% and above	$14,545	28%	$15,600	29%	$16,541	25%
38.01% to 45.00%	18,711	37	18,906	36	23,996	36
38.00% and below	17,746	35	18,575	35	25,948	39
Total	$51,002	100%	$53,081	100%	$66,485	100%
We have continued to see a greater concentration of loans with higher DTI ratios. This is in line with market trends as elevated mortgage rates and recent home price appreciation have put pressure on affordability. We believe the levels are in line with our current risk appetite as we consider layered risk across multiple risk attributes, pricing and our portfolio credit mix.
Insurance in-force and Risk in-force
IIF increased largely from NIW and elevated persistency in the current year, partially offset by lapses and cancellations. Primary persistency rate was 83% and 85% for the years ended December 31, 2024 and 2023, respectively. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
Primary IIF	$268,825	100%	$262,937	100%	$248,262	100%
Pool IIF	379	—	436	—	505	—
Total IIF	$269,204	100%	$263,373	100%	$248,767	100%
Primary RIF	$69,985	100%	$67,529	100%	$62,791	100%
Pool RIF	57	—	69	—	79	—
Total RIF	$70,042	100%	$67,598	100%	$62,870	100%
The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
Purchases IIF	$243,730	91%	$231,526	88%	$207,827	84%
Refinances IIF	25,095	9	31,411	12	40,435	16
Total IIF	$268,825	100%	$262,937	100%	$248,262	100%
Purchases RIF	$64,031	91%	$60,497	90%	$54,165	86%
Refinances RIF	5,954	9	7,032	10	8,626	14
Total RIF	$69,985	100%	$67,529	100%	$62,791	100%
The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
Monthly IIF	$241,785	90%	$233,651	89%	$216,831	87%
Single IIF	25,301	9	27,353	10	29,275	12
Other IIF	1,739	1	1,933	1	2,156	1
Total IIF	$268,825	100%	$262,937	100%	$248,262	100%
Monthly RIF	$64,078	91%	$61,083	90%	$55,879	89%
Single RIF	5,466	8	5,957	9	6,370	10
Other RIF	441	1	489	1	542	1
Total RIF	$69,985	100%	$67,529	100%	$62,791	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
2008 and prior	$4,860	2%	$5,621	2%	$6,596	3%
2009 to 2016	5,138	2	8,042	3	11,321	4
2017	3,907	1	5,321	2	6,495	3
2018	4,790	2	5,750	2	6,839	3
2019	11,415	4	13,773	5	16,352	7
2020	34,940	13	44,486	17	55,358	22
2021	57,266	21	70,045	27	81,724	33
2022	53,063	20	59,267	23	63,577	25
2023	45,208	17	50,632	19	—	—
2024	48,238	18	—	—	—	—
Total	$268,825	100%	$262,937	100%	$248,262	100%
The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
2008 and prior	$1,256	2%	$1,449	2%	$1,699	3%
2009 to 2016	1,332	2	2,129	3	3,022	5
2017	1,036	1	1,403	2	1,708	3
2018	1,233	2	1,476	2	1,736	3
2019	2,984	4	3,544	5	4,143	7
2020	9,553	14	11,697	17	14,158	22
2021	15,043	21	17,846	27	20,418	32
2022	13,476	19	14,907	22	15,907	25
2023	11,719	17	13,078	20	—	—
2024	12,353	18	—	—	—	—
Total	$69,985	100%	$67,529	100%	$62,791	100%
The following table presents the development of primary IIF for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Beginning balance	$262,937	$248,262	$226,514
NIW	51,002	53,081	66,485
Cancellations, principal repayments and other reductions (1)	(45,114)	(38,406)	(44,737)
Ending balance	$268,825	$262,937	$248,262
_____________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.

The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
95.01% and above	$50,318	18%	$44,955	17%	$39,509	16%
90.01% to 95.00%	112,362	42	109,227	41	103,618	42
85.01% to 90.00%	79,932	30	77,887	30	72,132	29
85.00% and below	26,213	10	30,868	12	33,003	13
Total	$268,825	100%	$262,937	100%	$248,262	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
95.01% and above	$14,428	21%	$12,878	19%	$11,136	18%
90.01% to 95.00%	32,686	47	31,781	47	30,079	48
85.01% to 90.00%	19,729	28	19,163	28	17,621	28
85.00% and below	3,142	4	3,707	6	3,955	6
Total	$69,985	100%	$67,529	100%	$62,791	100%
The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
Over 760	$115,554	43%	$110,635	42%	$102,467	41%
740-759	43,955	17	43,053	17	40,097	16
720-739	37,717	14	37,020	14	34,916	14
700-719	29,819	11	29,766	11	28,867	12
680-699	21,355	8	21,835	8	21,554	9
660-679 (1)	11,245	4	11,357	4	10,926	4
640-659	6,147	2	6,137	3	6,095	3
620-639	2,461	1	2,504	1	2,630	1
<620	572	—	630	—	710	—
Total	$268,825	100%	$262,937	100%	$248,262	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
Over 760	$29,985	43%	$28,363	42%	$25,807	41%
740-759	11,494	17	11,096	17	10,154	16
720-739	9,949	14	9,621	14	8,931	14
700-719	7,746	11	7,623	11	7,317	12
680-699	5,523	8	5,557	8	5,428	9
660-679 (1)	2,924	4	2,908	4	2,767	5
640-659	1,589	2	1,565	3	1,540	2
620-639	629	1	635	1	665	1
<620	146	—	161	—	182	—
Total	$69,985	100%	$67,529	100%	$62,791	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
45.01% and above	$59,864	22%	$53,440	20%	$43,831	18%
38.01% to 45.00%	97,361	36	93,871	36	87,816	35
38.00% and below	111,600	42	115,626	44	116,615	47
Total	$268,825	100%	$262,937	100%	$248,262	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2024		December 31, 2023		December 31, 2022
45.01% and above	$15,674	22%	$13,830	20%	$11,176	18%
38.01% to 45.00%	25,226	36	24,072	36	22,268	35
38.00% and below	29,085	42	29,627	44	29,347	47
Total	$69,985	100%	$67,529	100%	$62,791	100%
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

The following table shows a roll forward of the number of primary loans in default for the years ended December 31:

(Loan count)	2024	2023	2022
Number of delinquencies, beginning of period	20,432	19,943	24,820
New defaults	48,537	41,617	35,996
Cures	(44,611)	(40,475)	(40,278)
Claims paid	(743)	(615)	(574)
Rescissions and claim denials	(49)	(38)	(21)
Number of delinquencies, end of period	23,566	20,432	19,943
The following table sets forth changes in our direct primary case loss reserves for the years ended December 31:

(Amounts in thousands) (1)	2024	2023	2022
Loss reserves, beginning of period	$476,709	$479,343	$606,102
Claims paid	(30,550)	(23,357)	(28,123)
Increase in reserves	25,951	20,723	(98,636)
Loss reserves, end of period	$472,110	$476,709	$479,343
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	December 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%
Total	23,566	$472	$1,607	29%

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%
Total	20,432	$477	$1,298	37%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%
Total	19,943	$479	$1,147	42%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF declined as of December 31, 2024, compared to December 31, 2023 as we have experienced cures among long-term delinquencies with higher reserves and have reduced the expected claim rates on new delinquencies.
The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 99%, 97% and 94% for the years ended December 31, 2024, 2023 and 2022, respectively. The average claim severities have been impacted by low claim volumes and lifetime home price appreciation. These figures do not include the effects of agreements on non-performing loans.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender. The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	12%	2.53%
Texas	9	9	2.64%
Florida (1)	8	12	3.67%
New York (1)	5	10	3.30%
Illinois (1)	4	6	2.96%
Arizona	4	3	2.35%
Michigan	4	3	2.14%
Georgia	3	4	3.02%
North Carolina	3	2	2.14%
Pennsylvania	3	3	2.17%
All other states (2)	45	36	2.10%
Total	100%	100%	2.45%
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
(2)Includes the District of Columbia.
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.41%
Chicago-Naperville, IL MD	3	4	3.29%
Atlanta, GA MSA	3	3	3.02%
New York, NY MD	2	6	3.53%
Houston, TX MSA	2	3	3.58%
Dallas, TX MD	2	2	2.38%
Washington-Arlington, DC MD	2	2	2.03%
Riverside-San Bernardino, CA MSA	2	3	3.25%
Los Angeles-Long Beach, CA MD	2	2	2.65%
Denver-Aurora-Lakewood, CO MSA	2	1	1.38%
All Other MSAs/MDs	77	71	2.35%
Total	100%	100%	2.45%

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	2.01%
Chicago-Naperville, IL MD	3	4	2.88%
Atlanta, GA MSA	3	3	2.40%
New York, NY MD	2	7	3.60%
Washington-Arlington, DC MD	2	2	2.01%
Houston, TX MSA	2	3	2.67%
Los Angeles-Long Beach, CA MD	2	2	2.39%
Dallas, TX MD	2	2	1.92%
Riverside-San Bernardino, CA MSA	2	3	2.83%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.01%
Total	100%	100%	2.10%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2022:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.84%
Phoenix, AZ MSA	3	2	1.83%
New York, NY MD	3	8	3.75%
Atlanta, GA MSA	2	3	2.42%
Washington-Arlington, DC MD	2	2	1.85%
Houston, TX MSA	2	3	2.60%
Riverside-San Bernardino, CA MSA	2	2	2.89%
Los Angeles-Long Beach, CA MD	2	2	2.18%
Dallas, TX MD	2	1	1.86%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.00%
Total	100%	100%	2.08%
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
The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	10%	8.17%	5.55%
2009-2016	2	6	4.75%	0.60%
2017	1	4	4.37%	0.84%
2018	2	5	4.66%	0.96%
2019	4	8	3.31%	0.89%
2020	14	14	2.14%	0.94%
2021	21	21	2.25%	1.51%
2022	19	20	2.50%	2.18%
2023	17	10	1.83%	1.64%
2024	18	2	0.49%	0.47%
Total portfolio	100%	100%	2.45%	4.17%
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
Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. Loss reserves have shifted to newer book years in line with changes in RIF. As of December 31, 2024, our 2017 and newer policy years represented approximately 96% of our primary RIF and 84% of our total direct primary case reserves.
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.
Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	December 31, 2024		December 31, 2023		December 31, 2022
(Amounts in thousands)	Fair value	% of total	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$277,363	4.9%	$195,129	3.7%	$44,769	0.9%
State and political subdivisions	467,476	8.3	438,214	8.3	419,856	8.6
Non-U.S. government	83,802	1.5	11,467	0.2	9,349	0.2
U.S. corporate	2,825,679	50.2	2,723,730	51.8	2,646,863	54.2
Non-U.S. corporate	772,624	13.7	689,663	13.1	652,844	13.4
Residential mortgage-backed	8,364	0.2	10,755	0.2	11,043	0.2
Other asset-backed	1,189,465	21.2	1,197,183	22.7	1,100,036	22.5
Total available-for-sale fixed maturity securities	$5,624,773	100.0%	$5,266,141	100.0%	$4,884,760	100.0%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of December 31, 2024, December 31, 2023 or December 31, 2022. We have no derivative financial instruments in our investment portfolio.
As of December 31, 2024, 2023 and 2022, 99%, 98% and 98% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	December 31, 2024	December 31, 2023	December 31, 2022
AAA	11%	10%	10%
AA	22	20	16
A	31	33	34
BBB	35	35	38
BB & below	1	2	2
Total	100%	100%	100%

The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents:

	December 31, 2024	December 31, 2023	December 31, 2022
Duration (in years)	4.1	3.5	3.6
Pre-tax yield (% of average investment portfolio assets)	4.0%	3.6%	3.1%
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
Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31:

(Amounts in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$686,262	$632,038	$560,510
Investing activities	(320,514)	(229,404)	(220,255)
Financing activities	(381,999)	(300,726)	(252,308)
Net increase (decrease) in cash and cash equivalents	$(16,251)	$101,908	$87,947
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities increased largely due to higher net investment income and premiums. Cash flows from operations were also impacted by changes in reserves and unearned premiums.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities increased as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
In 2024, our cash flows from financing activities included the issuance of our 2029 Notes and the redemption of our 2025 Notes. Financing activities for 2024 also included dividends paid of $112 million and share repurchases of $244 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During 2023 and 2022, our cash flows used in financing activities included dividends paid of $213 million and $251 million, respectively, and share repurchases of $88 million and $2 million, respectively.
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
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility remained undrawn through December 31, 2024.
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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends of $153 million from unassigned surplus as of December 31, 2024, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
During 2024, EMICO completed distributions of approximately $270 million and $230 million in March and November, respectively, that supported our ability to pay cash dividends. We intend to use future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility at EHI and return additional capital to shareholders.
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
The following table presents the calculation of our RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Statutory policyholders’ surplus	$887	$1,085	$1,136
Contingency reserves	4,336	3,960	3,551
Combined statutory capital	$5,223	$5,045	$4,687
Adjusted RIF (1)	$55,001	$58,277	$60,061
Combined risk-to-capital ratio	10.5	11.6	12.8
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Statutory policyholders’ surplus	$850	$1,026	$1,084
Contingency reserves	4,325	3,953	3,548
Combined statutory capital	$5,175	$4,979	$4,632
Adjusted RIF (1)	$54,418	$57,788	$59,663
EMICO risk-to-capital ratio	10.5	11.6	12.9
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of December 31, 2024, we maintained liquidity in the form of cash and cash equivalents of $599 million compared to $616 million as of December 31, 2023, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility has remained undrawn through December 31, 2024.
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
The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to our stockholders. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company. We also cannot predict the impact on our ratings or future ratings of actions taken with respect to Genworth.
The following EMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Change	Date of Rating
Moody’s Investor Service, Inc.	A3	Positive	Affirm	March 27, 2024
Fitch Ratings, Inc.	A	Stable	Upgrade	January 17, 2025
S&P Global Ratings	A-	Stable	Upgrade	January 8, 2024
A.M. Best	A-	Stable	Affirm	August 23, 2024
In August 2023, Enact Re was independently assigned a rating of A- by third-party rating organization A.M. Best. In August 2024, Enact Re was independently assigned a rating of A- by S&P Global Ratings.
Contractual Obligations and Commitments
We enter into agreements and other relationships with third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon analysis of these obligations, as the funding of these future cash obligations will be from future cash flows from premiums and investment income. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. An example of obligations that are fixed include future lease payments. An example of obligations that will vary include insurance liabilities that depend on losses incurred. Refer to Note 3, Note 7 and Note 12 of our audited consolidated financial statements for discussion of borrowings and commitments and contingencies.
The liability for loss reserves as of December 31, 2024, represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant, and result in future increases to reserves by amounts that could be material to our results of operations, financial condition and liquidity. Refer to Note 5 in our audited consolidated financial statements for discussion of our loss reserves.
Refer to Note 2 in our audited consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 for a discussion of recently adopted and not yet adopted accounting standards.
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
As of December 31, 2024, the effective duration of our investments available-for-sale was 4.1 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.1% in fair value of our investments available-for-sale.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enact Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Loss reserves
As described in Notes 2 and 5 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans (loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s loss reserves were $525 million as of December 31, 2024.
We identified the assessment of the valuation of loss reserves to be a critical audit matter. Specifically, the claim severity and claim rate assumptions used to estimate reserves required especially subjective auditor judgment. Additionally, the audit effort to assess the valuation of loss reserves required the involvement of professionals with specialized knowledge and experience.
The following are the primary procedures we performed to address the critical audit matter. With the assistance of actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of loss reserves. This included controls related to the review and approval of the claim severity and claim rate reserve factors used in the estimate for loss reserves. We included actuarial professionals with specialized knowledge and experience, who assisted in:
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
Raleigh, North Carolina
February 28, 2025

ENACT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except per share amounts)	2024	2023
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $5,876,502 and $5,559,886 as of December 31, 2024 and 2023, respectively)	$5,624,773	$5,266,141
Short-term investments	3,367	20,219
Total investments	5,628,140	5,286,360
Cash and cash equivalents	599,432	615,683
Accrued investment income	49,595	41,559
Deferred acquisition costs	23,771	25,006
Premiums receivable	53,031	45,070
Other assets	102,549	88,306
Deferred tax asset	65,013	88,489
Total assets	$6,521,531	$6,190,473
Liabilities and equity
Liabilities:
Loss reserves	$524,715	$518,191
Unearned premiums	114,680	149,330
Other liabilities	142,990	145,189
Long-term borrowings	743,050	745,416
Total liabilities	1,525,435	1,558,126
Equity:
Common stock, $0.01 par value; 600,000 shares authorized; 152,318 and 159,344 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,523	1,593
Additional paid-in capital	2,076,788	2,310,891
Accumulated other comprehensive income	(207,455)	(230,400)
Retained earnings	3,125,240	2,550,263
Total equity	4,996,096	4,632,347
Total liabilities and equity	$6,521,531	$6,190,473
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands, except per share amounts)	2024	2023	2022
Revenues:
Premiums	$980,104	$957,075	$939,462
Net investment income	240,564	207,369	155,311
Net investment gains (losses)	(22,807)	(14,022)	(2,036)
Other income	3,913	3,264	2,309
Total revenues	1,201,774	1,153,686	1,095,046
Losses and expenses:
Losses incurred	38,657	27,165	(94,221)
Acquisition and operating expenses, net of deferrals	213,310	212,491	226,941
Amortization of deferred acquisition costs and intangibles	9,659	10,654	12,405
Interest expense	51,157	51,867	51,699
Loss on debt extinguishment	10,930	—	—
Total losses and expenses	323,713	302,177	196,824
Income before income taxes	878,061	851,509	898,222
Provision for income taxes	189,993	185,998	194,065
Net income	$688,068	$665,511	$704,157

Net income per common share:
Basic	$4.40	$4.14	$4.32
Diluted	$4.37	$4.11	$4.31
Weighted average common shares outstanding:
Basic	156,277	160,870	162,838
Diluted	157,554	161,847	163,294
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2024	2023	2022
Net income	$688,068	$665,511	$704,157
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities	22,932	152,340	(466,484)
Foreign currency translation	13	4	159
Other comprehensive income (loss)	22,945	152,344	(466,325)
Total comprehensive income (loss)	$711,013	$817,855	$237,832
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance December 31, 2021	$1,628	$2,371,861	$83,581	$1,648,453	$4,105,523
Comprehensive income:
Net income	—	—	—	704,157	704,157
Other comprehensive income, net of taxes	—	—	(466,325)	—	(466,325)
Repurchase of common stock	—	(1,532)	—	—	(1,532)
Stock-based compensation expense and exercises and other	—	11,739	—	(1,878)	9,861
Dividends	—	—	—	(250,776)	(250,776)
Balance December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income:
Net income	—	—	—	665,511	665,511
Other comprehensive income, net of taxes	—	—	152,344	—	152,344
Repurchase of common stock	(36)	(87,726)	—	—	(87,762)
Stock-based compensation expense and exercises and other	1	16,549	—	(2,240)	14,310
Dividends	—	—	—	(212,964)	(212,964)
Balance December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
Comprehensive income:
Net income	—	—	—	688,068	688,068
Other comprehensive income, net of taxes	—	—	22,945	—	22,945
Repurchase of common stock	(76)	(243,892)	—	—	(243,968)
Stock-based compensation expense and exercises and other	6	9,789	—	(1,372)	8,423
Dividends	—	—	—	(111,719)	(111,719)
Balance December 31, 2024	$1,523	$2,076,788	$(207,455)	$3,125,240	$4,996,096
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$688,068	$665,511	$704,157
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	22,807	14,022	2,036
Amortization of fixed maturity securities discounts and premiums	(11,603)	(6,530)	(3,163)
Amortization of deferred acquisition costs and intangibles	9,659	10,654	12,405
Acquisition costs deferred	(5,758)	(6,109)	(6,678)
Deferred income taxes	4,464	(1,832)	(2,298)
Stock-based compensation expense	18,774	15,279	9,883
Amortization of debt issuance costs	1,954	2,586	2,414
Loss on debt extinguishment	10,930	—	—
Other	—	—	(21)
Change in certain assets and liabilities:
Accrued investment income	(8,036)	(5,715)	(4,783)
Premiums receivable	(7,961)	(3,332)	528
Other assets	1,462	1,214	(2,297)
Loss reserves	6,524	(817)	(122,317)
Unearned premiums	(34,650)	(53,387)	(43,602)
Other liabilities	(10,372)	494	14,246
Net cash provided by operating activities	686,262	632,038	560,510
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,605,661)	(1,018,406)	(1,216,234)
Purchase of equity interest	(5,512)	—	(6,516)
Proceeds from sales of fixed maturity securities available-for-sale	553,957	423,373	534,730
Maturities of fixed maturity securities available-for-sale	735,444	396,207	470,842
Change in short-term investments	16,849	(16,651)	(3,077)
Other	(15,591)	(13,927)	—
Net cash used in investing activities	(320,514)	(229,404)	(220,255)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	749,648	—	—
Debt issuance costs	(7,398)	—	—
Redemption of long-term debt	(757,500)	—	—
Repurchase of common stock	(243,968)	(87,762)	(1,532)
Dividends paid	(111,719)	(212,964)	(250,776)
Other	(11,062)	—	—
Net cash used in financing activities	(381,999)	(300,726)	(252,308)
Net increase (decrease) in cash and cash equivalents	(16,251)	101,908	87,947
Cash and cash equivalents at beginning of year	615,683	513,775	425,828
Cash and cash equivalents at end of year	$599,432	$615,683	$513,775
Supplementary disclosure of cash flow information:
Income taxes paid	$188,544	$181,972	$186,152
Interest paid	$62,946	$49,177	$49,090
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
We have a broad customer base of mortgage lenders diversified by size, type and geography that includes large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Our largest customer accounted for approximately $133 million or 11% of our total revenues for the year ended December 31, 2024, and $118 million, or 10% of our total revenues for the year ended December 31, 2023. No other customer accounted for 10% or more of total revenues for the year ended December 31, 2024 or 2023 and no customer accounted for 10% or more of total revenues for the year ended December 31, 2022.
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). We contributed $500 million into Enact Re during 2023. As of December 31, 2024, Enact Re reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements and invests in new business opportunities for Enact, including assumption of excess of loss reinsurance relating to GSE risk share.
Additionally, we perform fee-based contract underwriting services for mortgage lenders. The provision of underwriting services by mortgage insurers eliminates the duplicative lender and mortgage insurer underwriting activities and expedites the approval process.
EMICO also includes a run-off insurance block with reference properties in Mexico (“run-off business”), which is immaterial to our consolidated financial statements.
(2)Summary of significant accounting policies
Basis of Presentation
Our consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
Years Ended December 31, 2024, 2023 and 2022
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
Allowance for Credit Losses on Available-For-Sale Securities
Available-for-sale fixed maturity securities in an unrealized loss position are evaluated to determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Estimating the cash flows expected to be collected is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments. When developing the estimate of cash flows expected to be collected, we utilize an analytical model that provides for various loss scenarios and considers the industry sector, current levels of subordination, geographic location and other relevant characteristics of the security or underlying assets, as well as reasonable and supportable forecasts. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering our amortized cost. We exclude accrued interest related to available-for-sale fixed maturity securities from the estimate of allowance for credit losses. Accrued interest is included in accrued investment income in our condensed consolidated balance sheet. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our available-for-sale fixed maturity securities is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
Equity Method Investments
Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Equity method investments, which are not material as of December 31, 2024, are recorded in other assets on the consolidated balance sheets with their related income recorded within other income in the consolidated statements of income.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
estimated gross profit. Judgment is used in evaluating these estimates and the assumptions upon which they are based. The use of different assumptions may have a significant effect on the amortization of deferred acquisition costs.
Deferred acquisition costs were $23.8 million and $25.0 million as of December 31, 2024 and 2023, respectively. Amortization of DAC was $7.0 million, $7.2 million and $7.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included within amortization of deferred acquisition costs and intangibles in the consolidated statements of income.
Premium Deficiency Reserves (“PDR”)
Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. The discount rate used in the calculation is based upon our pretax investment yield. We do not utilize anticipated investment income on our assets when evaluating the need for a PDR. The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses in our business. The differences between the actual results and our estimates could vary materially. We completed a PDR analysis as of December 31, 2024 and 2023 and determined that no PDR was required.
Reinsurance
Premium revenue, losses and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to other companies. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. See Note 6 for details.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
Accounting Pronouncements Adopted
Segment Reporting
For our reporting as of December 2024, we have adopted guidance under ASC 280 related to segment reporting disclosures. The update requires incremental disclosure around significant segment expenses, measures of segment profit or loss used by the chief operating decision maker (“CODM”) and the CODM’s use of these metrics. The guidance also requires segment disclosures for entities with a single reportable segment. See Note 17 for our added disclosure.
Accounting Pronouncements Not Yet Adopted
Income Tax Disclosure
In December 2023, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. This guidance is effective for us for annual reporting periods beginning on January 1, 2025 using the prospective method, with early adoption permitted, which we do not intend to elect. The guidance will have no impact on our consolidated financial statements but will require expanded annual disclosures. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
Income Statement Disaggregation
In November 2024, the FASB issued new accounting guidance to require disaggregated disclosures in the notes to the financial statements of certain categories of expenses included in our consolidated statements of income, including employee compensation, depreciation and intangible asset amortization. This guidance is effective for us for annual reporting periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028 using the prospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the year ended December 31:

(Amounts in thousands)	2024	2023	2022
Fixed maturity securities available-for-sale	$214,647	$180,955	$153,649
Cash, cash equivalents and short-term investments	33,363	32,713	7,167
Gross investment income before expenses and fees	248,010	213,668	160,816
Investment expenses and fees	(7,446)	(6,299)	(5,505)
Net investment income	$240,564	$207,369	$155,311
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in thousands)	2024	2023	2022
Fixed maturity securities available-for-sale:
Gross realized gains	$1,058	$42	$1,997
Gross realized (losses)	(20,950)	(14,064)	(4,206)
Net realized gains (losses)	(19,892)	(14,022)	(2,209)
Write-down of available-for-sale fixed maturity securities	(2,757)	—	—
Change in allowance for credit losses on commitment	(158)	—	173
Net investment gains (losses)	$(22,807)	$(14,022)	$(2,036)

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income ("AOCI”) were as follows as of December 31:

(Amounts in thousands)	2024	2023	2022
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(251,729)	$(293,745)	$(486,913)
Short-term investments	(3)	—	(30)
Unrealized gains (losses) on investment securities	(251,732)	(293,745)	(486,943)
Income taxes	44,108	63,189	104,047
Net unrealized investment gains (losses)	$(207,624)	$(230,556)	$(382,896)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the years ended December 31:

(Amounts in thousands)	2024	2023	2022
Beginning balance	$(230,556)	$(382,896)	$83,588
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	19,364	179,177	(595,317)
Provision for income taxes	(14,325)	(37,914)	127,088
Change in unrealized gains (losses) on investment securities	5,039	141,263	(468,229)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(4,756), $(2,945) and $(464), respectively	17,893	11,077	1,745
Change in net unrealized investment gains (losses)	22,932	152,340	(466,484)
Ending balance	$(207,624)	$(230,556)	$(382,896)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Fixed Maturity Securities Available-For-Sale
As of December 31, 2024, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$281,858	$590	$(5,085)	$277,363
State and political subdivisions	541,715	1,388	(75,627)	467,476
Non-U.S. government	85,566	94	(1,858)	83,802
U.S. corporate	2,943,900	11,363	(129,584)	2,825,679
Non-U.S. corporate	800,141	2,533	(30,050)	772,624
Residential mortgage-backed	8,394	27	(57)	8,364
Other asset-backed	1,214,928	4,716	(30,179)	1,189,465
Total fixed maturity securities available-for-sale	$5,876,502	$20,711	$(272,440)	$5,624,773
Short-term investments	3,370	1	(4)	3,367
Total investments	$5,879,872	$20,712	$(272,444)	$5,628,140
As of December 31, 2023, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized Gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$194,824	$1,196	$(891)	$195,129
State and political subdivisions	511,906	2,091	(75,783)	438,214
Non-U.S. government	12,338	16	(887)	11,467
U.S. corporate	2,858,445	19,839	(154,554)	2,723,730
Non-U.S. corporate	725,163	4,288	(39,788)	689,663
Residential mortgage-backed	10,781	38	(64)	10,755
Other asset-backed	1,246,429	2,848	(52,094)	1,197,183
Total fixed maturity securities available-for-sale	$5,559,886	$30,316	$(324,061)	$5,266,141
Short-term investments	20,219	1	(1)	20,219
Total investments	$5,580,105	$30,317	$(324,062)	$5,286,360
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of December 31, 2024 or December 31, 2023.
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2024:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$157,596	$(4,704)	32	$19,998	$(381)	9	$177,594	$(5,085)	41
State and political subdivisions	48,280	(2,366)	17	396,638	(73,261)	84	444,918	(75,627)	101
Non-U.S. government	56,631	(1,236)	76	9,692	(622)	1	66,323	(1,858)	77
U.S. corporate	881,643	(20,844)	265	1,379,860	(108,740)	264	2,261,503	(129,584)	529
Non-U.S. corporate	195,648	(4,015)	102	385,508	(26,035)	74	581,156	(30,050)	176
Residential mortgage-backed	3,313	(31)	3	2,822	(26)	4	6,135	(57)	7
Other asset-backed	101,549	(1,168)	49	527,531	(29,011)	130	629,080	(30,179)	179
Total for fixed maturity securities in an unrealized loss position	$1,444,660	$(34,364)	544	$2,722,049	$(238,076)	566	$4,166,709	$(272,440)	1,110
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of December 31, 2024, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$329,477	$328,172
Due after one year through five years	1,808,389	1,724,875
Due after five years through ten years	2,063,157	1,936,802
Due after ten years	452,157	437,095
Subtotal	4,653,180	4,426,944
Residential mortgage-backed	8,394	8,364
Other asset-backed	1,214,928	1,189,465
Total fixed maturity securities available-for-sale	$5,876,502	$5,624,773
As of December 31, 2024, securities issued by the finance and insurance, utilities, technology and communications, consumer-non-cyclical and energy industry groups represented approximately 32%, 13%, 11%, 11%, and 10% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of December 31, 2024 and 2023, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of December 31, 2024 and 2023, $25.7 million of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. The fair value of the assets on deposit in these trusts was $141.9 million as of December 31, 2024, and $77.9 million as of December 31, 2023.
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. As of December 31, 2024, there are no balances outstanding related to this limited partnership, but we have committed to fund approximately $10 million over the life of the fund.
(4)Fair Value
Recurring Fair Value Measurements
We hold fixed maturity securities and short-term investments, which are carried at fair value. The fair value of fixed maturity securities and short-term investments are estimated primarily based on information derived from third-party pricing services (“pricing services”), broker quotes and/or internal models, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including asset-backed securities), an income or combination approach may be used. These valuation techniques may change from period to period, based on the relevance and availability of market data.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2024.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of December 31, 2024 and 2023.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio was priced using third-party pricing services as of December 31, 2024. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers. The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2024:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$277,363	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$467,476	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$83,802	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,422,075	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$652,427	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Residential mortgage-backed	$8,364	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Other asset-backed	$1,187,263	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $180.8 million and $63.6 million, respectively, as of December 31, 2024. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $12.5 million as of December 31, 2024.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $269.1 million as of December 31, 2024.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$277,363	$—	$277,363	$—
State and political subdivisions	467,476	—	467,476	—
Non-U.S. government	83,802	—	83,802	—
U.S. corporate	2,825,679	—	2,602,893	222,786
Non-U.S. corporate	772,624	—	716,071	56,553
Residential mortgage-backed	8,364	—	8,364	—
Other asset-backed	1,189,465	—	1,187,263	2,202
Total fixed maturity securities	5,624,773	—	5,343,232	281,541
Short-term investments	3,367	—	3,367	—
Total	$5,628,140	$—	$5,346,599	$281,541

	2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$195,129	$—	$195,129	$—
State and political subdivisions	438,214	—	438,214	—
Non-U.S. government	11,467	—	11,467	—
U.S. corporate	2,723,730	—	2,476,525	247,205
Non-U.S. corporate	689,663	—	608,342	81,321
Residential mortgage-backed	10,755	—	10,755	—
Other asset-backed	1,197,183	—	1,194,225	2,958
Total fixed maturity securities	5,266,141	—	4,934,657	331,484
Short-term investments	20,219	—	20,219	—
Total	$5,286,360	$—	$4,954,876	$331,484
We had no liabilities recorded at fair value as of December 31, 2024 and 2023.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in thousands)	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)							Ending balance as of December 31, 2024	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Settlements	Transfer into Level 3(1)	Transfer out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$247,205	$(7,295)	$9,136	$—	$(1,739)	$(15,580)	$4,651	$(13,592)	$222,786	$307	$(485)
Non-U.S. corporate	81,321	(3,958)	1,551	6,000	(17,946)	(7,421)	—	(2,994)	56,553	(2,699)	(168)
Other asset-backed	2,958	34	266	23,183	—	(333)	—	(23,906)	2,202	34	29
Total	$331,484	$(11,219)	$10,953	$29,183	$(19,685)	$(23,334)	$4,651	$(40,492)	$281,541	$(2,358)	$(624)
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2024:

(Dollar amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted-average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$222,786	Credit spreads	14 - 151	91
Non-U.S. corporate	Internal models	$46,267	Credit spreads	81 - 123	101
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
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	December 31,
	2024		2023
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$743,050	$764,070	$745,416	$748,785
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Domestic mortgage insurance	$520,032	$517,515
Other reserves and run-off	4,683	676
Total loss reserves	$524,715	$518,191

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Activity for the liability for domestic mortgage insurance loss reserves is summarized as follows:

(Amounts in thousands)	2024	2023	2022
Loss reserves, beginning of year	$517,515	$518,330	$640,644
Reinsurance recoverable, beginning of year	(1,294)	—	—
Net loss reserves, beginning of year	516,221	518,330	640,644

Losses incurred related to current accident year	289,482	275,418	219,461
Losses incurred related to prior accident years	(258,180)	(248,214)	(313,652)
Total incurred (1)	31,302	27,204	(94,191)

Losses paid related to current accident year	(216)	150	(352)
Losses paid related to prior accident years	(30,184)	(29,463)	(27,771)
Total paid (1)	(30,400)	(29,313)	(28,123)

Net loss reserves, end of year	517,123	516,221	518,330
Reinsurance recoverable, end of year	2,909	1,294	—
Loss reserves, end of year	$520,032	$517,515	$518,330
_______________
(1)Losses and LAE incurred related to our domestic mortgage insurance.
The liability for loss reserves represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant and result in future increases to reserves by amounts that could be material to our results of operations, financial condition and liquidity.
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
We recorded losses and LAE incurred of $289.5 million, $275.4 million and $219.5 million related to the current accident year for the years ended December 2024, 2023 and 2022, respectively. Losses related to insured events of the current accident year in all periods presented were primarily attributable to new delinquencies. Losses in 2022 were also impacted by $46 million of reserve strengthening on current year delinquencies. A portion of delinquencies in the periods presented were from borrowers participating in deferred or reduced payments (“forbearance”) as a result of COVID-19. When establishing loss reserves for borrowers in forbearance from 2020 to 2022, we assumed a lower rate of delinquencies becoming active claims, which had the effect of producing a lower reserve compared to delinquencies that were not in forbearance. Historical experience with localized natural disasters, such as hurricanes, indicates a higher cure rate for borrowers in forbearance. Loss reserves recorded on these new delinquencies had a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance would ultimately cure or result in claim payments as well as the timing and severity of those payments.
During 2024, we experienced favorable reserve development of $258 million in incurred losses primarily on prior accident year reserves, as a result of strong cure performance and loss mitigation

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
efforts. The change was primarily attributable to $252 million in favorable reserve adjustments, which almost exclusively related to prior periods.
During 2023, we experienced favorable reserve development of $248 million primarily driven by cure performance of delinquencies from 2022 and earlier, including those related to COVID-19 as well as delinquencies from early 2022. The change was primarily attributable to $241 million in favorable reserve adjustments, which almost exclusively related to prior periods.
During 2022, we experienced favorable reserve development of $314 million in incurred losses attributable to prior years, primarily from better-than-expected cure performance on COVID-19 delinquencies from 2020 and 2021. The change was almost exclusively attributable to $314 million in favorable reserve adjustments.
The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the net incurred claims as of December 31, 2024. The information about the incurred claims development for the years ended December 31, 2015 to 2024, is presented as supplementary information.

(Dollar amounts in thousands)		Incurred claims and allocated loss adjustment expenses, net of reinsurance (2)									Total IBNR liabilities including expected development on reported claims as of December 31, 2024	Number of reported delinquencies(3)
	For the years ended December 31,
Accident year (1)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$235,251	$208,149	$186,077	$180,923	$179,650	$179,599	$179,258	$178,664	$177,938	$177,522	$88	15,400
2016	—	198,121	161,041	138,784	136,381	136,754	136,258	135,199	133,566	132,008	114	13,970
2017	—	—	170,713	120,568	101,755	105,079	103,565	101,419	98,700	96,725	126	15,097
2018	—	—	—	116,842	83,959	84,138	78,367	73,164	69,525	65,707	125	11,269
2019	—	—	—	—	105,734	111,089	97,490	71,053	58,876	51,641	118	11,883
2020	—	—	—	—	—	364,547	362,347	107,337	49,020	34,833	281	38,863
2021	—	—	—	—	—	—	141,225	119,364	36,628	19,617	194	12,585
2022	—	—	—	—	—	—	—	219,461	137,164	44,196	439	14,329
2023	—	—	—	—	—	—	—	—	275,417	161,580	872	15,851
2024	—	—	—	—	—	—	—	—	—	289,481	34,697	18,847
Total incurred										$1,073,310	$37,054
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Incurred claims and allocated LAE related to domestic mortgage insurance.
(3)Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The following table sets forth paid claims development, net of reinsurance, for the year ended December 31, 2024, and a reconciliation to our total loss reserves as of December 31, 2024. The information about paid claims development for the years ended December 31, 2015 to 2024, is presented as supplementary information.

(Amounts in thousands)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance (2)
Accident year (1)	For the years ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$12,688	$84,706	$145,362	$167,458	$172,825	$174,561	$175,513	$176,433	$176,820	$176,965
2016	—	9,593	63,585	109,793	123,800	126,893	128,160	129,267	130,475	130,833
2017	—	—	5,733	45,879	77,297	87,272	89,896	92,079	93,576	94,155
2018	—	—	—	3,134	31,625	48,183	55,267	59,046	62,010	62,745
2019	—	—	—	—	1,871	17,595	30,728	38,283	43,425	45,502
2020	—	—	—	—	—	1,104	8,268	12,854	19,403	23,979
2021	—	—	—	—	—	—	237	2,192	7,310	10,374
2022	—	—	—	—	—	—	—	352	4,276	12,349
2023	—	—	—	—	—	—	—	—	(150)	7,748
2024	—	—	—	—	—	—	—	—	—	217
Total paid										$564,867
Total incurred										$1,073,310
Total paid										564,867
All outstanding liabilities before 2015, net of reinsurance										8,680
Net loss reserves										$517,123
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Cumulative paid claims and allocated claim adjustment expenses related to domestic mortgage insurance.
The following table sets forth our average payout of incurred claims by age as of December 31, 2024:

Average annual percentage payout of incurred claims, net of reinsurance, by age (unaudited) (1)
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	3.4%	26.8%	26.2%	13.3%	6.2%	2.5%	1.0%	0.7%	0.2%	0.1%
_______________
(1)Relates to domestic mortgage insurance.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

(Amounts in thousands)	2024	2023	2022
Net premiums written:
Direct	$1,040,954	$988,491	$975,351
Assumed	19,182	1,809	259
Ceded	(114,682)	(86,611)	(79,750)
Net premiums written	$945,454	$903,689	$895,860
Net premiums earned:
Direct	$1,075,604	$1,041,877	$1,018,953
Assumed	19,182	1,809	259
Ceded	(114,682)	(86,611)	(79,750)
Net premiums earned	$980,104	$957,075	$939,462
The difference of $34.7 million between written premiums of $945.5 million and earned premiums of $980.1 million represents the decrease in unearned premiums for the year ended December 31, 2024. The decrease in unearned premiums was mainly the result of premiums recognized via the earnings curve and low originations related to our single-premium product. Assumed premium as a percentage of net premium earned is 2.0%, 0.2% and 0.0% for the years ended December 31, 2024, 2023, and 2022, respectively.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of December 31, 2024:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$187	$303	$118
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$301	$372	$180
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$244	$248	$232
Total						$530

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$665	$206	$91
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$454	$196	$170
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$377	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$313	$289	$163
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$260	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$251	$201	$162
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$359	$180	$180
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$362	$362	$270	$270
2024-2 XOL	6/25/2024	7/01/2023 -12/31/2023	$134	$134	$90	$90
Total						$1,187
Subsequent to year end, in January 2025, we entered into two excess-of-loss reinsurance transactions that cover a portion of expected new insurance written from January 1, 2025, through December 31, 2025, and January 1, 2026, through December 31, 2026 and provide coverage of approximately $225 million and $260 million, respectively.
Quota Share Reinsurance
EMICO engages in quota share reinsurance agreements with a panel of third-party reinsurers. Under the agreements, we cede a percentage of premiums earned, claims and claims expenses on eligible policies. The agreements also include a specific ceding commission and a profit commission determined based on ceded claims. EMICO has rights to terminate the reinsurance agreements upon the occurrence of certain events. Reinsurance recoverables are recorded in Other assets on the consolidated balance sheets.

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	16.125%	20%	up to 55%
QS 2024-1	1/03/2024	1/01/2024 - 12/31/2024	21.225%	20%	up to 55%
QS 2025-1	11/26/2024	1/01/2025 - 12/31/2025	27.15%	20%	up to 62%
QS 2026-1	11/26/2024	1/01/2026 - 12/31/2026	27.00%	20%	up to 61%

(7)Borrowings
In May 2024, we issued $750 million aggregate principal amount of Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes are the Company’s unsecured senior obligations. The 2029 Notes pay interest

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2024	2023
6.25% Senior Notes, due 2029	$750,000	$—
6.5% Senior Notes, due 2025	—	750,000
Deferred borrowing charges	(6,950)	(4,584)
Total	$743,050	$745,416
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through December 31, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
(8)Income taxes
Income before income taxes of $878.1 million, $851.5 million and $898.2 million in 2024, 2023 and 2022, respectively, was domestic.
The total provision for income taxes was as follows for the years ended December 31:

(Amounts in thousands)	2024	2023	2022
Current federal income taxes	$181,433	$181,685	$192,191
Deferred federal income taxes	4,224	(1,600)	(1,971)
Total federal income taxes	185,657	180,085	190,220
Current state income taxes	4,096	6,146	4,171
Deferred state income taxes	240	(233)	(326)
Total state income taxes	4,336	5,913	3,845
Total provision for income taxes	$189,993	$185,998	$194,065
We had current income taxes payable of $11.9 million and $14.9 million as of December 31, 2024 and 2023, respectively, which were recorded in other liabilities.
We paid federal taxes of $184.0 million and state taxes of $4.5 million for the year ended December 31, 2024; federal taxes of $176.7 million and state taxes of $5.3 million for the year ended December 31, 2023; and federal taxes of $182.2 million and state taxes of $4.0 million for the year ended December 31, 2022.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.4	0.5	0.3
Other, net (1)	0.2	0.3	0.3
Effective rate	21.6%	21.8%	21.6%
_______________
(1)“Other, net” is comprised primarily of nondeductible expenses, prior year true-ups and tax-exempt income.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The components of the deferred income taxes were as follows as of December 31:

(Amounts in thousands)	2024	2023
Assets:
Accrued commissions and general expenses	$8,963	$12,658
Capital loss carry forwards	5,149	2,723
Net unrealized losses on investment securities	54,108	63,189
Unearned premium and loss reserves	31,861	32,952
State income taxes	9,038	9,027
Other	2,212	2,825
Gross deferred income tax assets	111,331	123,374
Valuation allowance	(18,021)	(7,770)
Total deferred income tax assets	93,310	115,604
Liabilities:
Deferred acquisition costs	4,960	5,218
Investments	19,734	18,893
Other	3,603	3,004
Total deferred income tax liabilities	28,297	27,115
Net deferred income tax asset (liability)	$65,013	$88,489
As of December 31, 2024, the capital loss carryforward was $24.5 million and, if unused, will expire in 2028. There were no U.S. federal NOL carryforwards.
Our valuation allowance as of December 31, 2024 and 2023 was $18.0 million and $7.8 million, respectively. Given the change in our unrealized gains (losses) on our fixed maturity securities for the Company and consolidated tax group in 2024 due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded a valuation allowance of $10 million during 2024 through accumulated other comprehensive income (loss) related to deferred tax assets that would produce capital losses. The remainder of the valuation allowance as of December 31, 2024 and 2023 is related to state deferred tax assets. The state deferred tax assets related primarily to the future deductions associated with non-insurance and insurance net operating loss (“NOL”) carryforwards.
Except as discussed above, we have not established a valuation allowance with respect to any other deferred tax assets as of December 31, 2024, based primarily upon projections of future taxable income. With respect to deferred tax assets associated with unrealized losses on investment securities, management has the ability and intent to execute tax planning strategies, including to hold those investment assets to recovery or maturity. We have determined that such strategies are prudent and feasible, and would be implemented, if necessary, to ensure recognition of the deferred tax asset. After consideration of all available evidence, we concluded that it is more likely than not that these deferred tax assets will be realized. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance which could have a material impact on our consolidated financial statements in future periods.
There were no unrecognized tax benefits as of December 31, 2024 and 2023.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. We have recorded $0 of benefits related to interest and penalties for 2024, 2023 and 2022.
As previously discussed, we have elected to participate in the Genworth consolidated return. All Genworth companies domesticated in the United States are included in the Genworth consolidated return

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. We are not currently subject to any significant examinations by federal or state income tax authorities. Generally, we are no longer subject to federal or state income tax examinations for years prior to 2021.
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
Additionally, Enact Mortgage Insurance Corporation, Enact Residential Insurance Corporation, Enact Mortgage Insurance Corporation of North Carolina and Enact Financial Assurance Corporation (collectively, the “MI Group”), were parties to a supplemental tax sharing agreement that allowed them to accelerate the utilization of benefits as if they filed a stand-alone MI Group federal income tax return, even if those benefits had not been utilized in the consolidated federal return (“deemed used losses”). If any deemed used losses are subsequently actually used in a consolidated return, the members of the MI Group which received the benefit for such deemed used losses would not receive a second benefit for such losses. Also, if any member of the MI Group received benefit for any deemed used losses and leaves the consolidated group before such deemed used losses are actually used in a consolidated return, such member will repay such benefit received. Any benefits generated by the MI Group after January 1, 2021 will follow the TAA mentioned above, which does not allow for an acceleration when utilizing benefits.
The TAA prevents any allocation of tax to a separate company that is greater than the tax incurred on a separate company basis, subject to consolidated loss carry-forward adjustments. The total tax refund allocated to the MI Group, therefore, may exceed the consolidated tax refund received.
Separate Return Method
If during the year ended December 31, 2024, we had computed taxes using the separate return method, the unaudited pro forma provision for income taxes would increase by $5 million due to capital losses with respect to which a valuation allowance would be established on a separate return basis. If during the years ending December 31, 2023 and 2022, we had computed taxes using the separate return method, the unaudited pro forma provision for income taxes would remain unchanged.
(9) Employee benefits
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
Pension and Retiree Health and Life Insurance Benefit Plans
Most of our employees are enrolled in a qualified defined contribution pension plan sponsored by Genworth. The plan is 100% funded by Genworth. Genworth makes annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
vested in the plan after three years of service. Expenses associated with the qualified defined contribution pension plan were $2.0 million, $2.2 million, and $2.1 million in 2024, 2023 and 2022, respectively.
In addition, certain employees also participate in non-qualified defined contribution plans and qualified and non-qualified defined benefit pension plans sponsored by Genworth. Expenses associated with non-qualified defined contribution plans were $1.5 million, $1.4 million and $1.2 million for 2024, 2023 and 2022, respectively. Expenses allocated to us for qualified and non-qualified defined benefit pension plans were $0.3 million, for each of the years ended December 31, 2024, 2023 and 2022.
Genworth provides retiree health benefits to our employees hired prior to January 1, 2005, who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, Genworth announced that eligibility for retiree medical benefits will be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. Genworth also provides retiree life and long-term care insurance benefits. Expenses allocated to us for retiree health and life insurance benefits plans were $0.5 million for each of the years ended December 31, 2024, 2023 and 2022.
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
Our cost associated with these plans was $3.3 million, $3.3 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Share-based compensation expense under the 2021 Omnibus Plan was $18.8 million, $15.3 million, $9.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded within acquisition and operating expenses, net of deferrals in the consolidated statements of income. Stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
During 2024, 2023, and 2022 the Company issued RSUs to our employees with average restriction periods of three years and a weighted average fair value of $27.64, $24.26, and $22.18, respectively. Each grant was measured at the fair value of a share of the Company’s Common Stock on the grant date.
The PSUs granted in 2024, 2023 and 2022 have a three-year measurement period starting on January 1, 2024, 2023 and 2022, respectively, going through December 31, 2026, 2025 and 2024, respectively. The performance metrics are based on Enact’s consolidated book value per share growth at the end of the performance period, calculated as the increase in book value divided by the average number of shares outstanding during the measurement period. The PSUs were granted at fair value as of the approval date by Enact Holdings’ Board of Directors.
In connection with cash dividends paid in 2024, 2023 and 2022, dividend equivalent shares were issued to RSU, PSU and DSU holders as of the dividend date. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors.
The following table summarizes the status of the equity-based awards as of December 31, 2024:

	RSUs		PSUs		DSUs
Awards in thousands	Number of awards	Weighted-average grant date fair value	Number of awards	Weighted-average grant date fair value	Number of awards	Weighted-average grant date fair value
Balance as of January 1, 2022	654	$19.02	—	$—	17	$20.87
Granted	322	$22.18	156	$22.15	78	$22.02
Dividend equivalents	62	$24.00	10	$24.00	5	$23.98
Exercised	(3)	$19.00	—	$—	—	$—
Terminated	(26)	$19.73	—	$—	—	$—
Balance as of December 31, 2022	1,009	$20.07	166	$22.15	100	$21.81
Granted	294	$24.26	157	$24.23	58	$23.80
Dividend equivalents	59	$26.82	16	$26.82	8	$26.97
Exercised	(125)	$21.84	—	$—	—	$—
Terminated	(23)	$20.61	—	$—	—	$—
Balance as of December 31, 2023	1,214	$20.94	339	$23.16	166	$22.54
Granted	266	$27.64	250	$27.19	46	$31.53
Dividend equivalents	25	$32.05	13	$32.45	5	$26.92
Exercised	(903)	$20.02	—	$—	—	$—
Terminated	(22)	$23.99	—	$—	—	$—
Balance as of December 31, 2024	580	$25.39	602	$24.87	217	$24.47
As of December 31, 2024 and December 31, 2023, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $14.5 million and $13.3 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years.
The actual tax benefit realized for the tax deductions from the exercise of EHI share-based awards was $3.6 million for the year ended December 31, 2024.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
Share-based compensation expense under the Omnibus Incentive Plans was $0.5 million, $2.6 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included within acquisition and operating expenses, net of deferrals in the consolidated statements of income. For awards issued prior to January 1, 2006, share-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, share-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
For all PSU awards granted, the compensation committee of Genworth’s Board of Directors determines and approves no later than March 15, following the end of the three-year performance period for each applicable performance period, the number of units earned and vested for each distinct performance period.
Expense associated with our PSUs was less than $1.0 million in 2024, 2023, and 2022.
Genworth has time-based cash awards, which vest over three years, with a third of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date. The following table summarizes time-based cash award activity as of December 31, 2024, 2023 and 2022:

(Number of awards in thousands)	Time-based cash awards
Balance as of January 1, 2022	6,947
Granted	—
Employee transfer	556
Vested	(3,600)
Forfeited	(115)
Balance as of December 31, 2022	3,788
Granted	—
Vested	(2,400)
Forfeited	(111)
Balance as of December 31, 2023	1,277
Granted	—
Vested	(1,267)
Forfeited	(10)
Balance as of December 31, 2024	—

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The following table summarizes the status of other equity-based awards as of December 31, 2024, 2023 and 2022:

	RSUs		PSUs		SARs
Awards in thousands	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2022	450	$3.36	572	$3.63	476	$2.70
Granted	—	$—	—	$—	—	$—
Performance adjustment	—	$—	135	$4.61	—	$—
Employee transfer	32	$5.13	—	$—	49	$2.71
Exercised	(195)	$3.37	(270)	$4.61	—	$—
Terminated	—	$—	—	$—	(160)	$2.54
Balance as of December 31, 2022	287	$3.55	437	$3.32	365	$2.77
Granted	—	$—	—	$—	—	$—
Performance adjustment	—	$—	117	$3.03	—	$—
Employee transfer	—	$—	—	$—	—	$—
Exercised	(161)	$3.56	(251)	$3.03	—	$—
Terminated	—	$—	—	$—	(180)	$2.47
Balance as of December 31, 2023	126	$3.78	303	$3.45	185	$3.06
Granted	—	$—	—	$—	—	$—
Performance adjustment	—	$—	303	$3.45	—	$—
Employee transfer	—	$—	—	$—	—	$—
Exercised	(116)	$3.60	(606)	$3.45	—	$—
Terminated	—	$—	—	$—	(185)	$3.06
Balance as of December 31, 2024	10	$6.45	—	$—	—	$—
As of December 31, 2024, there was no unrecognized share-based compensation as all expense has been amortized. As of December 31, 2023, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $1.1 million.
In 2024, there was no cash received from stock options exercised. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of Genworth share-based awards was $0.3 million as of December 31, 2024.
(11)Related party transactions
Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $11.2 million, $17.7 million and $30.4 million in 2024, 2023 and 2022, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the consolidated statements of income. The total investment expenses paid to Genworth were $7.1 million, $5.7 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans. See Note 9 and Note 10 for further information.
In prior periods, we provided certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.5 million and $0.7 million for these services in 2023 and 2022, respectively.
We paid cash dividends of $90.8 million, $173.7 million and $204.6 million to Genworth in 2024, 2023 and 2022, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. Refer to Note 15 for further details on dividend restrictions. We paid Genworth $197.8 million, $71.5 million, and $1.3 million related to share repurchases in 2024, 2023 and 2022, respectively.
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
The consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of December 31:

(Amounts in thousands)	2024	2023
Amounts payable to Genworth	$8,197	$8,186
Amounts receivable from Genworth	$199	$215
(12)Commitments and contingencies
Leases
Our operating leases consist predominantly of office space. Operating lease right-of-use assets of $8.8 million and $11.3 million as of December 31, 2024 and 2023, respectively, were recorded in other assets on the consolidated balance sheets. Operating lease liabilities of $10.6 million and $13.5 million as of December 31, 2024 and 2023, respectively, were recorded in other liabilities on the consolidated balance sheets. Operating lease expenses were approximately $3.4 million for each of the years ended December 31, 2024, 2023 and 2022.
Our remaining lease terms ranged from less than 2 years to 3 years and had a weighted-average remaining lease term of 3 years and 4 years as of December 31, 2024 and 2023, respectively. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 7.1% as of

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
December 31, 2024 and 2023. The following table presents future minimum rent payments under operating leases as of December 31, 2024:

(Amounts in thousands)	Future minimum payments under operating leases
2025	$3,885
2026	3,890
2027	3,936
2028	—
2029	—
2030 and thereafter	—
Total lease payments	11,711
Imputed interest	(1,134)
Operating lease liabilities	$10,577
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
(13)Stockholders’ Equity
Share Repurchase Program
On November 1, 2022, our board of directors approved a share repurchase program authorizing the Company to spend up to $75 million, excluding commissions, to repurchase EHI common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. On August 1, 2023 and May 1, 2024, we announced repurchase authorizations that allowed for the purchase of $100 million and $250 million of EHI’s common stock, respectively. EHI generally operates its share repurchase programs pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. During the year ended December 31, 2024, the Company purchased 7,605,106 shares at an average price of $31.95 per share, excluding commissions, compared to 3,520,052 shares at an average price of $24.89 per share, excluding commissions, for the year ended

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
December 31, 2023. As of December 31, 2024, $92.9 million remained available under the program. All treasury stock has been retired or constructively retired as of December 31, 2024.
Subsequent to year end, the Company purchased 591,363 shares at an average price of $32.60 per share through January 31, 2025.
Cash Dividends
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period.

Quarter Ended	2024	2023	2022
March 31	$0.16	$0.14	$—
June 30	0.185	0.16	0.14
September 30	0.185	0.16	0.14
December 31[1,2]	0.185	0.87	1.26
Total dividends per common share declared and paid	$0.715	$1.33	$1.54
1 Quarter ended December 31, 2023, activity includes special cash dividend of $0.71 per share paid on December 5, 2023
2 Quarter ended December 31, 2022, activity includes special cash dividend of $1.12 per share paid on December 6, 2022

(14)Accumulated other comprehensive income (loss)
The following table presents a roll-forward of accumulated other comprehensive income (loss), net of taxes:

(Amounts in thousands)	Net unrealized gains (losses) on investments	Foreign currency translation	Total
Balance January 1, 2022, net of tax	$83,588	$(7)	$83,581
Other comprehensive income (loss) before reclassifications	(468,229)	159	(468,070)
Amounts reclassified from other comprehensive income (loss)	1,745	—	1,745
Total other comprehensive income (loss)	(466,484)	159	(466,325)
Balance December 31, 2022, net of tax	(382,896)	152	(382,744)
Other comprehensive income (loss) before reclassifications	141,263	4	141,267
Amounts reclassified from other comprehensive income (loss)	11,077	—	11,077
Total other comprehensive income (loss) and other adjustments	152,340	4	152,344
Balance December 31, 2023, net of tax	(230,556)	156	(230,400)
Other comprehensive income (loss) before reclassifications	5,039	13	5,052
Amounts reclassified from other comprehensive income (loss)	17,893	—	17,893
Total other comprehensive income (loss)	22,932	13	22,945
Balance December 31, 2024, net of tax	$(207,624)	$169	$(207,455)

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item in consolidated statement of income
(Amounts in thousands)	2024	2023	2022
Net unrealized gains (losses) on investments	$(22,649)	$(14,022)	$(2,209)	Net investment gains (losses)
Benefit (expense) for income taxes	4,756	2,945	464	Provision for income taxes
(15)Statutory information
Statutory Accounting Principles
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. These statements of statutory accounting principles (“SSAP”) are established by a variety of National Association of Insurance Commissioners ("NAIC") publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2024, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-to-capital ratios being different from what would have been reported had NAIC statutory accounting practices been followed.
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
Years Ended December 31, 2024, 2023 and 2022
(e)Under SSAP, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected in our U.S. GAAP financial statements.
The table below presents statutory net income, statutory policyholders’ surplus and contingency reserve for the combined mortgage insurance subsidiaries as of and for the years ended December 31:

(Amounts in thousands)	2024	2023	2022
Statutory net income	$626,326	$665,078	$747,150
Statutory policyholders’ surplus	$886,817	$1,084,754	$1,135,797
Contingency reserve	$4,335,702	$3,959,716	$3,551,022
Statutory Capital Requirements
Mortgage insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Our mortgage insurance subsidiaries are domiciled in North Carolina. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2024 and 2023, the risk-to-capital ratio for our combined mortgage insurance subsidiaries under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”) was approximately 10.5:1 and 11.6:1, respectively. Each of our mortgage insurance subsidiaries met its respective capital requirement as of 2024 and 2023.
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
The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force (“RIF”) and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value (“LTV”) mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions on us and also have broad discretion to interpret PMIERs, which could impact the calculation of our “Available Assets” and/or “Minimum Required Assets.” The amount of capital that EMICO may be required to maintain the “Minimum Required Assets” as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the FHFA; (ii) future PMIERs amendments; (iii) the future performance of the housing market; (iv) our generation of earnings in our business, “Available Assets” and “Minimum Required Assets,” reducing RIF and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (v) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs may be higher than currently anticipated. In the absence of a premium increase for new business, if we hold more capital relative to insured loans, our returns will be lower. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) our

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
ability to complete credit risk transfer (“CRT”) transactions on our anticipated terms and timetable, which, as applicable, are subject to market conditions, third-party approvals and other actions (including approval by the GSEs), and other factors that are outside of our control and (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through these transactions.
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
We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2024, we had available assets of $5,095 million against $3,043 million net required assets under PMIERs, compared to available assets of $5,006 million against $3,119 million net required assets as of December 31, 2023. The sufficiency above the PMIERs financial requirements as of December 31, 2024, was $2,052 million, compared to $1,887 million above PMIERs requirements as of December 31, 2023, resulting in a PMIERs sufficiency ratio of 167% and 161% as of December 31, 2024 and 2023, respectively.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. We expect to hold capital sufficiency well in excess of these requirements and do not expect the impact of these updates to be material to our sufficiency. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance between today and the phase-in dates.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
Dividend Restrictions
The majority of our investments are held by our regulated U.S. mortgage insurance subsidiaries which may be limited in their ability to pay dividends or make distributions to a holding company in the future due to restrictions related to their capital levels. Our U.S. mortgage insurance subsidiaries are required to maintain minimum capital on a statutory basis, as well as pursuant to the PMIERs promulgated by the GSEs. Moreover, even where such dividends or distributions would not cause capital to fall below the minimum levels required by state insurance regulators and the GSEs, the ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on estimated statutory results as of December 31, 2024, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $153 million from unassigned surplus in 2025 without obtaining prior regulatory approval, although notice of the intent to pay must be provided to the Commissioner 30 days in advance thereof during which period the Commissioner may review the dividend pursuant to statutory standards.
(16)Earnings per share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the years ended December 31, 2024, 2023 and 2022, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well as deferred stock units issued to our directors.
The following table presents the computation of earnings per share for the years ended December 31:

(Amounts in thousands, except per share amounts)	2024	2023	2022
Net income available to EHI common stockholders	$688,068	$665,511	$704,157
Net income per common share:
Basic	$4.40	$4.14	$4.32
Diluted	$4.37	$4.11	$4.31
Weighted average common shares outstanding:
Basic	156,277	160,870	162,838
Diluted	157,554	161,847	163,294
(17)Segment Reporting
We operate our business in a single reportable segment, Mortgage Insurance, which is how our CODM, who is our Chief Executive Officer, reviews our financial performance and allocates resources. We derive revenue primarily through writing and assuming residential mortgage guaranty insurance in the United States. We manage our single segment on a consolidated basis, and our reported measure of segment profit or loss is consolidated net income.
The CODM uses net income to evaluate income generated from segment assets in deciding how to reinvest profits into the core business, or into other parts of the entity, such as new business initiatives or

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
to return capital to shareholders. Net income is also considered in our competitive analysis and financial planning processes.
Our significant segment expenses are those disclosed on our consolidated income statement and our measure of segment assets are those reported on the consolidated balance sheet.

SCHEDULE I
ENACT HOLDINGS, INC.
Summary of Investments—Other Than Investments in Related Parties
As of December 31, 2024, the amortized cost, fair value and carrying value of our invested assets were as follows:

(Amounts in thousands)	Amortized cost	Fair value	Carrying value
Fixed maturity securities:
U.S. government, agencies and GSEs	$281,858	$277,363	$277,363
State and political subdivisions	541,715	467,476	467,476
Non-U.S. government	85,566	83,802	83,802
U.S. corporate	2,943,900	2,825,679	2,825,679
Non-U.S. corporate	800,141	772,624	772,624
Residential mortgage-backed	8,394	8,364	8,364
Other asset-backed	1,214,928	1,189,465	1,189,465
Total fixed maturity securities	$5,876,502	$5,624,773	$5,624,773
Short-term investments	3,370	3,367	3,367
Total investments	$5,879,872	$5,628,140	$5,628,140
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS

	December 31,
(Amounts in thousands)	2024	2023
Assets
Investments in subsidiaries	$5,198,595	$4,935,514
Fixed maturity securities available-for-sale, at fair value (amortized cost of $295,930 and $291,962 as of December 31, 2024 and 2023, respectively)	297,545	293,589
Short-term investments	—	10,326
Total investments	5,496,140	5,239,429
Cash and cash equivalents	242,752	151,611
Accrued investment income	3,130	2,289
Other assets	4,042	4,205
Total assets	$5,746,064	$5,397,534
Liabilities and equity
Liabilities:
Other liabilities	$6,918	$19,771
Long-term borrowings	743,050	745,416
Total liabilities	749,968	765,187
Equity:
Common stock	1,523	1,593
Additional paid-in capital	2,076,788	2,310,891
Accumulated other comprehensive income	(207,455)	(230,400)
Retained earnings	3,125,240	2,550,263
Total equity	4,996,096	4,632,347
Total liabilities and equity	$5,746,064	$5,397,534
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands)	2024	2023	2022
Revenues:
Net investment income	$27,655	$23,998	$8,412
Net investment gains (losses)	(7)	(238)	—
Total revenues	27,648	23,760	8,412
Expenses:
Acquisition and operating expenses, net of deferrals	11,054	11,493	10,532
Interest expense	51,157	51,867	51,699
Loss on debt extinguishment	10,930	—	—
Total expenses	73,141	63,360	62,231
Loss before income taxes and equity in income of subsidiaries	(45,493)	(39,600)	(53,819)
Benefit for income taxes	(9,633)	(8,427)	(11,343)
Loss before equity in income of subsidiaries	(35,860)	(31,173)	(42,476)
Equity in income of subsidiaries	723,928	696,684	746,633
Net income	$688,068	$665,511	$704,157
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2024	2023	2022
Net income	$688,068	$665,511	$704,157
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities	22,932	152,340	(466,484)
Foreign currency translation	13	4	159
Other comprehensive income (loss)	22,945	152,344	(466,325)
Total comprehensive income (loss)	$711,013	$817,855	$237,832
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$688,068	$665,511	$704,157
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	7	238	—
Equity in income from subsidiaries	(723,928)	(696,684)	(746,633)
Dividends from subsidiaries	490,000	312,500	484,500
Amortization of fixed maturity securities discounts and premiums	(4,605)	(4,859)	(1,191)
Stock-based compensation expense	18,774	15,279	9,883
Amortization of debt issuance costs	1,954	2,586	2,414
Loss on debt extinguishment	10,930	—	—
Other	—	—	(22)
Change in certain assets and liabilities:
Accrued investment income	(841)	(606)	(1,683)
Other assets	163	328	(803)
Other liabilities	(12,138)	(290)	(337)
Net cash provided by operating activities	468,384	294,003	450,285
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(94,372)	(95,202)	(249,141)
Proceeds from sales of fixed maturity securities available-for-sale	8,847	23,382	—
Maturities of fixed maturity securities available-for-sale	86,155	30,709	3,612
Change in short-term investments	10,326	(6,758)	(3,077)
Contributions to subsidiaries	(6,200)	(225)	(7,150)
Net cash used in investing activities	4,756	(48,094)	(255,756)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	749,648	—	—
Debt issuance costs	(7,398)	—	—
Redemption of long-term debt	(757,500)	—	—
Repurchase of common stock	(243,968)	(87,762)	(1,532)
Dividends paid	(111,719)	(212,964)	(250,776)
Other	(11,062)	—	—
Net cash used in financing activities	(381,999)	(300,726)	(252,308)
Net increase (decrease) in cash and cash equivalents	91,141	(54,817)	(57,779)
Cash and cash equivalents at beginning of year	151,611	206,428	264,207
Cash and cash equivalents at end of year	$242,752	$151,611	$206,428
Supplementary disclosure of cash flow information:
Non-cash capital contributions to subsidiaries	$—	$195	$—
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
NOTES TO SCHEDULE II
Years Ended December 31, 2024, 2023 and 2022
(1)Organization and purpose
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
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2024	2023
6.25% Senior Notes, due 2029	$750,000	$—
6.5% Senior Notes, due 2025	—	750,000
Deferred borrowing charges	(6,950)	(4,584)
Total	$743,050	$745,416
Redemption of Senior Notes due 2025
In June 2024, we exercised our right to redeem all $750 million of the outstanding aggregate principal amount of our 6.5% senior notes due 2025 (“2025 Notes”) at a price of 101% of the principal amount. We

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through December 31, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears below.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Enact Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 28, 2025

Item 9B. Other Information
Trading Plans
During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).
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

3.2
Amended and Restated Bylaws of Enact Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2024).

4.1*	Description of Registrant’s Capital Stock.

4.2
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

4.4
Form of 6.250% Senior Notes due 2029, included as Exhibit A to the First Supplemental Indenture in Exhibit 4.5 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024).

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

10.15
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

10.23
Share Repurchase Agreement, dated May 1, 2024, by and between Enact Holdings, Inc. and Genworth Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2024).

19.1*	Employee insider trading policy

19.2*	Enact Holdings, Inc. insider trading policy

21*	List of subsidiaries of Enact Holdings, Inc.

23*	Consent of KPMG LLP, independent registered accounting firm

24*	Power of attorney

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL
+ Indicates management contract and compensatory plan
* Filed herewith
** Furnished herewith

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2025.

By:	/s/ Rohit Gupta
Name:	Rohit Gupta
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rohit Gupta	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2025
Rohit Gupta

/s/ Hardin Dean Mitchell	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2025
Hardin Dean Mitchell

/s/ James McMullen	Vice President, Controller and Principal Accounting Officer	February 28, 2025
James McMullen

*	Director	February 28, 2025
Thomas J. McInerney

*	Director	February 28, 2025
Jerome T. Upton

*	Director	February 28, 2025
Dominic Addesso

*	Director	February 28, 2025
Michael A. Bless

*	Director	February 28, 2025
John D. Fisk

*	Director	February 28, 2025
Sheila Hooda

*	Director	February 28, 2025
Robert P. Restrepo Jr.

*	Director	February 28, 2025
Debra W. Still

*	Director	February 28, 2025
Westley V. Thompson

*	Director	February 28, 2025
Anne G. Waleski

*By:	/s/ Rohit Gupta
Rohit Gupta
Attorney-in-Fact