Form 10-Q
period 2025-03-31
Enact Holdings, Inc.
filed 2025-05-02
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 150,066,274 shares of Common Stock, par value $0.01 per share, outstanding.

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
•deterioration in economic conditions, a decline in home prices or a severe recession, including from the impact of tariffs and other government economic policies;
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
We provide additional information regarding these and other risks and uncertainties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025. In addition, unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We therefore caution you against relying on any forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $5,992,370 and $5,876,502; allowance for credit losses of $273 and $0)	$5,815,337	$5,624,773
Short-term investments, at fair value	3,696	3,367
Total investments	5,819,033	5,628,140
Cash and cash equivalents	635,269	599,432
Accrued investment income	49,653	49,595
Deferred acquisition costs	23,322	23,771
Premiums receivable	46,451	53,031
Other assets	103,352	102,549
Deferred tax asset	44,440	65,013
Total assets	$6,721,520	$6,521,531
Liabilities and equity
Liabilities:
Loss reserves	$542,528	$524,715
Unearned premiums	107,519	114,680
Other liabilities	208,667	142,990
Long-term borrowings	743,399	743,050
Total liabilities	1,602,113	1,525,435
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 150,765 shares issued and outstanding as of March 31, 2025, and 152,318 shares issued and outstanding as of December 31, 2024)	1,508	1,523
Additional paid-in capital	2,007,776	2,076,788
Accumulated other comprehensive income	(152,482)	(207,455)
Retained earnings	3,262,605	3,125,240
Total equity	5,119,407	4,996,096
Total liabilities and equity	$6,721,520	$6,521,531
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues:
Premiums	$244,786	$240,747
Net investment income	63,037	57,111
Net investment gains (losses)	(3,243)	(6,684)
Other income	2,196	402
Total revenues	306,776	291,576
Losses and expenses:
Losses incurred	30,541	19,501
Acquisition and operating expenses, net of deferrals	50,094	50,934
Amortization of deferred acquisition costs and intangibles	2,429	2,259
Interest expense	12,291	12,961
Total losses and expenses	95,355	85,655
Income before income taxes	211,421	205,921
Provision for income taxes	45,643	44,933
Net income	$165,778	$160,988

Net income per common share:
Basic	$1.09	$1.01
Diluted	$1.08	$1.01
Weighted average common shares outstanding:
Basic	151,831	158,818
Diluted	152,907	160,087
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Net income	$165,778	$160,988
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	58,894	(7,079)
Foreign currency translation gain (loss)	(3,921)	2
Other comprehensive income (loss)	54,973	(7,077)
Total comprehensive income (loss)	$220,751	$153,911
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended March 31, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2024	$1,523	$2,076,788	$(207,455)	$3,125,240	$4,996,096
Comprehensive income (loss):
Net income	—	—	—	165,778	165,778
Other comprehensive income (loss), net of taxes	—	—	54,973	—	54,973
Repurchase of common stock	(19)	(65,264)	—	—	(65,283)
Stock-based compensation expense and exercises and other	4	(3,748)	—	(325)	(4,069)
Dividends	—	—	—	(28,088)	(28,088)
Balance as of March 31, 2025	$1,508	$2,007,776	$(152,482)	$3,262,605	$5,119,407

	Three months ended March 31, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
Comprehensive income (loss):
Net income	—	—	—	160,988	160,988
Other comprehensive income (loss), net of taxes	—	—	(7,077)	—	(7,077)
Repurchase of common stock	(17)	(49,707)	—	—	(49,724)
Stock-based compensation expense and exercises and other	1	3,014	—	(328)	2,687
Dividends	—	—	—	(25,457)	(25,457)
Balance as of March 31, 2024	$1,577	$2,264,198	$(237,477)	$2,685,466	$4,713,764

See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net income	$165,778	$160,988
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	3,243	6,684
Amortization of fixed maturity securities discounts and premiums	(3,411)	(2,437)
Amortization of deferred acquisition costs and intangibles	2,429	2,259
Acquisition costs deferred	(1,242)	(1,399)
Deferred income taxes	4,492	1,032
Stock-based compensation expense	3,872	3,937
Amortization of debt issuance costs	349	674
Change in certain assets and liabilities:
Accrued investment income	(59)	(1,891)
Premiums receivable	6,580	1,143
Other assets	(904)	447
Loss reserves	17,813	13,252
Unearned premiums	(7,161)	(10,444)
Other liabilities	34,945	13,051
Net cash provided by operating activities	226,724	187,296
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(505,026)	(409,240)
Purchases of limited partnerships and equity interests	(500)	(5,512)
Proceeds from sales of fixed maturity securities available-for-sale	142,643	190,227
Proceeds from maturities of fixed maturity securities available-for-sale	276,497	104,412
Net change in short-term investments	(322)	10,254
Other	(2,867)	(3,609)
Net cash used in investing activities	(89,575)	(113,468)
Cash flows from financing activities:
Repurchase of common stock	(65,283)	(49,724)
Dividends paid	(28,088)	(25,457)
Other	(7,941)	—
Net cash used in financing activities	(101,312)	(75,181)
Net increase (decrease) in cash and cash equivalents	35,837	(1,353)
Cash and cash equivalents at beginning of period	599,432	615,683
Cash and cash equivalents at end of period	$635,269	$614,330
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)Nature of business, organization structure and basis of presentation
The accompanying unaudited condensed consolidated financial statements include, on a consolidated basis, the accounts of Enact Holdings, Inc. (“EHI,” together with its subsidiaries, the “Company,” “we,” “us” or “our”). EHI is a subsidiary of Genworth Financial, Inc. (“Genworth”) and has been since EHI’s incorporation in Delaware in 2012. In September 2021, we completed a minority initial public offering (“IPO”) of 18.4% of EHI’s common stock.
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
We also offer mortgage-related insurance and reinsurance through our wholly owned Bermuda-based subsidiary, Enact Re Ltd. ("Enact Re"). As of March 31, 2025, Enact Re reinsured EMICO’s new and existing insurance in-force under quota share reinsurance agreements and invests in new business opportunities for Enact, including assumption of excess-of-loss reinsurance relating to GSE risk share.
We operate our business in a single segment, which is how our chief operating decision maker (“CODM”), who is our Chief Executive Officer, reviews our financial performance and allocates resources.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the years ended December 31, 2024 and 2023.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)Accounting changes
Accounting Pronouncements Recently Adopted
We have not adopted new accounting pronouncements in 2025.
Accounting Pronouncements Not Yet Adopted
Income Tax Disclosure
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. The guidance will have no impact on our consolidated financial statements but will expand our disclosures effective for annual reporting periods beginning on January 1, 2025 using the prospective or retrospective method, which we are in the process of developing.
Income Statement Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures in the notes to the financial statements of certain categories of expenses included in our consolidated statements of income, including employee compensation, depreciation and intangible asset amortization. This guidance is effective for us for annual reporting periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028 using the prospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Fixed maturity securities available-for-sale	$58,452	$51,156
Cash, cash equivalents and short-term investments	6,623	7,645
Gross investment income before expenses and fees	65,075	58,801
Investment expenses and fees	(2,038)	(1,690)
Net investment income	$63,037	$57,111

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Fixed maturity securities available-for-sale:
Gross realized gains	$369	$203
Gross realized (losses)	(3,497)	(6,876)
Net realized gains (losses)	(3,128)	(6,673)
Change in allowance for credit losses on fixed maturity securities	(273)	—
Change in allowance for credit losses on commitment	158	(11)
Net investment gains (losses)	$(3,243)	$(6,684)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of December 31, 2024, or activity during the three months ended March 31, 2024.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	March 31, 2025	December 31, 2024
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(176,760)	$(251,729)
Short-term investments	4	(3)
Unrealized gains (losses) on investment securities	(176,756)	(251,732)
Income taxes	28,026	44,108
Net unrealized investment gains (losses)	$(148,730)	$(207,624)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Beginning balance	$(207,624)	$(230,556)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	71,848	(15,665)
Provision for income taxes	(15,425)	3,314
Change in unrealized gains (losses) on investment securities	56,423	(12,351)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(657) and $(1,401), respectively	2,471	5,272
Change in net unrealized investment gains (losses)	58,894	(7,079)
Ending balance	$(148,730)	$(237,635)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
Fixed Maturity Securities Available-For-Sale
As of March 31, 2025, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
U.S. government, agencies and GSEs	$287,643	$2,800	$(1,435)	$—	$289,008
State and political subdivisions	540,495	1,571	(65,925)	—	476,141
Non-U.S. government	113,342	780	(969)	—	113,153
U.S. corporate	2,978,401	20,555	(98,751)	—	2,900,205
Non-U.S. corporate	786,865	5,589	(23,228)	(273)	768,953
Residential mortgage-backed	111,660	505	(482)	—	111,683
Commercial mortgage-backed	20,597	105	—	—	20,702
Other asset-backed	1,153,367	5,513	(23,388)	—	1,135,492
Total fixed maturity securities available-for-sale	$5,992,370	$37,418	$(214,178)	$(273)	$5,815,337
Short-term investments	3,692	4	—	—	3,696
Total investments	$5,996,062	$37,422	$(214,178)	$(273)	$5,819,033
As of December 31, 2024, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$281,858	$590	$(5,085)	$277,363
State and political subdivisions	541,715	1,388	(75,627)	467,476
Non-U.S. government	85,566	94	(1,858)	83,802
U.S. corporate	2,943,900	11,363	(129,584)	2,825,679
Non-U.S. corporate	800,141	2,533	(30,050)	772,624
Residential mortgage-backed	8,394	27	(57)	8,364
Other asset-backed	1,214,928	4,716	(30,179)	1,189,465
Total fixed maturity securities available-for-sale	$5,876,502	$20,711	$(272,440)	$5,624,773
Short-term investments	3,370	1	(4)	3,367
Total investments	$5,879,872	$20,712	$(272,444)	$5,628,140

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$75,658	$(1,180)	12	$18,126	$(255)	7	$93,784	$(1,435)	19
State and political subdivisions	47,020	(2,623)	11	392,765	(63,302)	81	439,785	(65,925)	92
Non-U.S. government	30,832	(467)	45	9,776	(502)	1	40,608	(969)	46
U.S. corporate	649,982	(11,504)	177	1,246,554	(87,247)	232	1,896,536	(98,751)	409
Non-U.S. corporate	123,572	(2,410)	52	313,493	(20,818)	61	437,065	(23,228)	113
Residential mortgage-backed	75,399	(468)	26	2,433	(14)	4	77,832	(482)	30
Other asset-backed	156,138	(919)	69	449,391	(22,469)	116	605,529	(23,388)	185
Total for fixed maturity securities in an unrealized loss position	$1,158,601	$(19,571)	392	$2,432,538	$(194,607)	502	$3,591,139	$(214,178)	894
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of March 31, 2025, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$264,671	$263,849
Due after one year through five years	1,709,680	1,646,604
Due after five years through ten years	2,261,321	2,171,249
Due after ten years	471,074	465,758
Subtotal	4,706,746	4,547,460
Residential mortgage-backed	111,660	111,683
Commercial mortgage-backed	20,597	20,702
Other asset-backed	1,153,367	1,135,492
Total fixed maturity securities available-for-sale	$5,992,370	$5,815,337
As of March 31, 2025, securities issued by the finance and insurance, utilities, technology and communications, consumer—non-cyclical, and energy industry groups represented approximately 30%, 13%, 12%, 11%, and 10% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of March 31, 2025, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of March 31, 2025, and December 31, 2024, $23.3 million and $25.7 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. As of March 31, 2025 and December 31, 2024, the fair value of the assets on deposit in these trusts was $200.9 million and $141.9 million, respectively, of which $27.5 million and $6.3 million, respectively, related to cash and cash equivalents.
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. The investment is recorded within Other assets. As of March 31, 2025, we have committed to additionally fund approximately $9.5 million over the remaining life of the fund.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, and therefore be classified as Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2025.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of March 31, 2025, and December 31, 2024.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio was priced using third-party pricing services as of March 31, 2025. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2025:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$289,008	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$476,141	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$113,153	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,483,692	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$644,100	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$111,683	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial mortgage-backed	$20,702	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$1,132,232	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $190.5 million and $74.4 million, respectively, as of March 31, 2025. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $15.1 million as of March 31, 2025.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $264.6 million as of March 31, 2025.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$289,008	$—	$289,008	$—
State and political subdivisions	476,141	—	476,141	—
Non-U.S. government	113,153	—	113,153	—
U.S. corporate	2,900,205	—	2,674,235	225,970
Non-U.S. corporate	768,953	—	718,479	50,474
Residential mortgage-backed	111,683	—	111,683	—
Commercial mortgage-backed	20,702	—	20,702	—
Other asset-backed	1,135,492	—	1,132,232	3,260
Total fixed maturity securities	5,815,337	—	5,535,633	279,704
Short-term investments	3,696	—	3,696	—
Total	$5,819,033	$—	$5,539,329	$279,704

	December 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$277,363	$—	$277,363	$—
State and political subdivisions	467,476	—	467,476	—
Non-U.S. government	83,802	—	83,802	—
U.S. corporate	2,825,679	—	2,602,893	222,786
Non-U.S. corporate	772,624	—	716,071	56,553
Residential mortgage-backed	8,364	—	8,364	—
Other asset-backed	1,189,465	—	1,187,263	2,202
Total fixed maturity securities	5,624,773	—	5,343,232	281,541
Short-term investments	3,367	—	3,367	—
Total	$5,628,140	$—	$5,346,599	$281,541
We had no liabilities recorded at fair value as of March 31, 2025, and December 31, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2025	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,786	$239	$3,167	$—	$—	$(222)	$—	$—	$225,970	$239	$3,167
Non-U.S. corporate	56,553	(6)	232	1,800	—	(8,105)	—	—	50,474	(6)	223
Other asset-backed	2,202	9	(36)	986	—	(1)	100	—	3,260	9	(35)
Total	$281,541	$242	$3,363	$2,786	$—	$(8,328)	$100	$—	$279,704	$242	$3,355

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2024	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$247,205	$(7)	$(1,892)	$—	$—	$(358)	$4,651	$—	$249,599	$(7)	$(1,892)
Non-U.S. corporate	81,321	7	(669)	—	—	(105)	—	—	80,554	7	(669)
Other asset-backed	2,958	8	38	3,935	—	(60)	—	(2,088)	4,791	8	13
Total	$331,484	$8	$(2,523)	$3,935	$—	$(523)	$4,651	$(2,088)	$334,944	$8	$(2,548)
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2025:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$225,970	Credit spreads	14 - 174	102
Non-U.S. corporate	Internal models	$38,603	Credit spreads	90 - 143	118
______________
(1)Certain classes of instruments classified as Level 3 may be excluded as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
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

	March 31, 2025		December 31, 2024
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$743,399	$769,943	$743,050	$764,070
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	March 31, 2025	December 31, 2024
Domestic mortgage insurance	$537,480	$520,032
Other reserves	5,048	4,683
Total loss reserves	$542,528	$524,715

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the three months ended March 31, is summarized as follows:

(Amounts in thousands)	2025	2024
Gross loss reserves, beginning balance	$520,032	$517,515
Reinsurance recoverable, beginning balance	(2,909)	(1,294)
Net loss reserves, beginning balance	517,123	516,221

Losses and LAE incurred related to current accident year	77,842	74,364
Losses and LAE incurred related to prior accident years	(51,789)	(54,848)
Total incurred	26,053	19,516

Losses and LAE paid related to current accident year	(99)	(191)
Losses and LAE paid related to prior accident years	(8,395)	(6,548)
Total paid	(8,494)	(6,739)

Net loss reserves, ending balance	534,682	528,998
Reinsurance recoverable, ending balance	2,798	1,772
Gross loss reserves, ending balance	$537,480	$530,770

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
For the three months ended March 31, 2025, losses and LAE incurred of $78 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $74 million for the three months ended March 31, 2024.
For the three months ended March 31, 2025, we also recorded favorable reserve adjustments of $47 million primarily on prior accident year reserves, driven by cure performance of delinquencies from early 2024 and prior.
During the three months ended March 31, 2024, we released $54 million of reserves primarily driven by cure performance of delinquencies from early 2023 and prior.

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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Net premiums written:
Direct	$263,081	$255,160
Assumed	7,305	1,571
Ceded	(32,761)	(26,428)
Net premiums written	$237,625	$230,303

Net premiums earned:
Direct	$270,242	$265,604
Assumed	7,305	1,571
Ceded	(32,761)	(26,428)
Net premiums earned	$244,786	$240,747
The difference between written premiums of $237.6 million and earned premiums of $244.8 million represents the decrease in unearned premiums for the three months ended March 31, 2025. The decrease in unearned premiums was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of March 31, 2025:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$187	$303	$107
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$300	$372	$161
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$243	$248	$220
Total						$488

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$663	$206	$82
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$451	$196	$160
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$374	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$312	$289	$154
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$260	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$249	$201	$157
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$358	$180	$180
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$362	$362	$270	$270
2024-2 XOL	6/25/2024	7/01/2023 - 12/31/2023	$134	$134	$90	$90
2025-1 XOL	1/27/2025	1/01/2025 - 12/31/2025	$68	$68	$32	$32
2025-2 XOL	1/27/2025	1/01/2025 - 12/31/2025	$57	$57	$5	$5
Total						$1,191
On January 27, 2025, we entered into an excess-of-loss reinsurance transaction that covers a portion of expected new insurance written from January 1, 2026, through December 31, 2026, and provides reinsurance coverage of approximately $260 million.
Quota Share Reinsurance
EMICO engages in quota share reinsurance agreements with a panel of third-party reinsurers. Under the agreements, we cede a percentage of premiums earned, claims and claims expenses on eligible policies. The agreements also include a specific ceding commission and profit commission determined based on ceded claims. EMICO has rights to terminate the reinsurance agreements upon the occurrence of certain events. Reinsurance recoverables are recorded in Other assets on the consolidated balance sheets.

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	16.125%	20%	up to 55%
QS 2024-1	1/03/2024	1/01/2024 - 12/31/2024	21.225%	20%	up to 55%
QS 2025-1	11/26/2024	1/01/2025 - 12/31/2025	27.150%	20%	up to 62%
QS 2026-1	11/26/2024	1/01/2026 - 12/31/2026	27.000%	20%	up to 61%

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	March 31, 2025	December 31, 2024
6.25% Senior Notes, due 2029	$750,000	$750,000
Deferred borrowing charges and discount	(6,601)	(6,950)
Total	$743,399	$743,050
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through March 31, 2025.
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the three-month periods ended March 31, 2025 and 2024, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $2.3 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.8 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We paid cash dividends of $22.8 million and $20.8 million to Genworth in the three months ended March 31, 2025 and 2024, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. We paid Genworth $53.0 million and $39.9 million related to shares repurchased in the three months ended March 31, 2025 and 2024, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	March 31, 2025	December 31, 2024
Amounts payable to Genworth	$9,639	$8,197
Amounts receivable from Genworth	$153	$199
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2025 and 2024, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees, as well as deferred stock units issued to our directors.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2025	2024
Net income available to EHI common stockholders	$165,778	$160,988
Net income per common share:
Basic	$1.09	$1.01
Diluted	$1.08	$1.01
Weighted average common shares outstanding:
Basic	151,831	158,818
Diluted	152,907	160,087
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2025, net of tax	$(207,624)	$169	$(207,455)
Other comprehensive income (loss) before reclassifications	56,423	(3,921)	52,502
Amounts reclassified from other comprehensive income (loss)	2,471	—	2,471
Total other comprehensive income (loss)	58,894	(3,921)	54,973
Balance as of March 31, 2025, net of tax	$(148,730)	$(3,752)	$(152,482)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2024, net of tax	$(230,556)	$156	$(230,400)
Other comprehensive income (loss) before reclassifications	(12,351)	2	(12,349)
Amounts reclassified from other comprehensive income (loss)	5,272	—	5,272
Total other comprehensive income (loss)	(7,079)	2	(7,077)
Balance as of March 31, 2024, net of tax	$(237,635)	$158	$(237,477)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statements of income
	Three months ended March 31,
(Amounts in thousands)	2025	2024
Net unrealized gains (losses) on investments	$(3,128)	$(6,673)	Net investment gains (losses)
Benefit (expense) from income taxes	657	1,401	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On August 1, 2023, we announced the authorization of a share repurchase program which allowed for the repurchase of up to $100 million of EHI’s common stock. On May 1, 2024, we announced the authorization of a share repurchase program that allows for the repurchase of an additional $250 million of EHI’s common stock. Under the program, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In support, Enact has entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares as part of the program to maintain Genworth’s current ownership interest in Enact. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. Each program does not obligate EHI to acquire any amount of common stock, may be suspended or terminated at any time at the Company’s discretion without prior notice, and does not have a specified expiration date.
During the three months ended March 31, 2025, the Company purchased 1,962,023 shares at an average price of $33.38 per share, excluding commissions, compared to 1,779,838 shares at an average price of $27.51 per share, excluding commissions, during the three months ended March 31, 2024. As of March 31, 2025, $27.4 million remained available under the share repurchase program that was announced on May 1, 2024. All treasury stock has been retired as of March 31, 2025.
Subsequent to quarter end, the Company purchased 693,345 shares at an average price of $34.60 per share through April 30, 2025. On April 30, 2025, we also announced the authorization of a new share repurchase program that allows for the repurchase of an additional $350 million of EHI’s common stock.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Dividends
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period.

Quarter Ended	2025	2024
March 31	$0.185	$0.16
June 30	N/A	0.185
September 30	N/A	0.185
December 31	N/A	0.185
Total dividends per common share declared and paid	$0.185	$0.715
Subsequent to quarter end we announced an increase of our quarterly dividend to $0.21 per common share.
(13)Segment Reporting
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
The CODM uses net income to evaluate income generated from segment assets in deciding how to reinvest profits into the core business, or into other parts of the entity, such as new business initiatives or to return capital to shareholders. Net income is also considered in our competitive analysis and financial planning processes.
Our significant segment expenses are those disclosed on our condensed consolidated statements of income and our measure of segment assets are those reported on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2025 and 2024, and our audited consolidated financial statements and related notes for the years ended December 31, 2024 and 2023 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2024 (the “Annual Report”).
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
Trends and Conditions
Macroeconomic environment. While inflation remained elevated in the first quarter of 2025, household balance sheets were supported by low rates of unemployment and continued earnings growth. Beginning in April 2025, the United States economy became subject to significant volatility and uncertainty, largely related to changing economic policies, including new and increasing tariffs. The ancillary effects of these tariffs and other economic policy on the domestic and global economies could materially impact the United States housing markets and our business.
The Bureau of Labor Statistics reported in March 2025 that Consumer Price Index (“CPI”) inflation was 2.4% year-over-year compared to 2.9% year-over-year in December 2024. Elevated inflation remains a challenge for the Federal Open Market Committee as it navigates heightened uncertainty. Mortgage rates remain elevated as well.
Mortgage origination remained slow in the first quarter of 2025 in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. National house prices continued to rise into 2025 according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (Seasonally Adjusted).
The unemployment rate as of March 31, 2025, was 4.2%, relatively consistent with December 31, 2024. As of March 31, 2025, the number of unemployed Americans stood at approximately 7.1 million and the number of long-term unemployed Americans (over 26 weeks out of the workforce) was approximately 1.5 million.
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
Our portfolio. New insurance written (“NIW”) of $9.8 billion in the first quarter of 2025 decreased 7% compared to the first quarter of 2024 driven primarily by lower estimated market share. Our primary persistency rate was 84% during the first quarter of 2025 and 85% for the first quarter of 2024. The persistency rate remains higher than historical levels driven by a large percentage of our in-force policies with mortgage rates below current mortgage rates.
Net earned premiums increased approximately 2% in the first quarter of 2025 compared to the first quarter of 2024 primarily as a result of higher assumed premiums and insurance in-force growth, partially offset by higher ceded premiums.
Loss experience. Our loss ratio for the three months ended March 31, 2025, was 12% as compared to 8% for the three months ended March 31, 2024. Both periods were impacted by favorable reserve development. In the first quarter of 2025, we released $47 million of reserves, driven by cure performance of delinquencies from early 2024 and prior. This compares to the first quarter of 2024, where we recorded a $54 million reserve release primarily on delinquencies from early 2023 and prior.
New delinquencies in the first quarter of 2025 increased compared to the first quarter of 2024 due primarily to aging of our large, newer books. Current period primary delinquencies of 12,237 contributed $75 million of loss expense in the first quarter of 2025. We incurred $74 million of losses from 11,395 delinquencies that were reported in the first quarter of 2024. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
The severity of loss on loans that go to claim may be negatively impacted by extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated, in part, by embedded home price appreciation. The majority of our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
Capital requirements and ratings. As of March 31, 2025, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 10.5:1, compared with risk-to-capital ratios of 10.5:1 and 11.2:1 as of December 31, 2024, and March 31, 2024, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of March 31, 2025, we had estimated available assets of $4,999 million against $3,033 million net required assets under PMIERs compared to available assets of $5,095 million against $3,043 million net required assets as of December 31, 2024. The sufficiency ratio as of March 31, 2025, was 165%, or $1,966 million, above the PMIERs requirements, compared to 167%, or $2,052 million, above the PMIERs requirements as of December 31, 2024. Our PMIERs required assets benefited from a reinsurance credit of $1,880 million and $1,885 million related to third-party reinsurance as of March 31, 2025, and December 31, 2024, respectively. Our PMIERs required assets as of December 31, 2024, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $28 million of benefit to our PMIERs required assets as of December 31, 2024. Use of the multiplier was discontinued effective March 31, 2025.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to available asset standards between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. We expect to hold capital sufficiency well in excess of these requirements and do not expect the impact of these updates to be material to our sufficiency.
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
Capital returns. In March 2025, our primary mortgage insurance operating company, EMICO, completed a dividend to EHI that supports our ability to return capital to shareholders. We paid a dividend of $0.185 per common share during the first quarter of 2025.
Subsequent to quarter end we announced an increase of our quarterly dividend to $0.21 per common share. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
On May 1, 2024, we announced the authorization of a share repurchase program that allows for the repurchase of up to $250 million of EHI’s common stock. On April 30, 2025, we announced the authorization of a new share repurchase program that allows for the repurchase of an additional $350 million of EHI’s common stock. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In support, Enact has entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares as part of the program to maintain Genworth’s current ownership interest in Enact. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The programs do not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
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

Results of Operations and Key Metrics
Results of Operations
Three months ended March 31, 2025, compared to three months ended March 31, 2024
The following table sets forth our consolidated results for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in thousands)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$244,786	$240,747	$4,039	2%
Net investment income	63,037	57,111	5,926	10%
Net investment gains (losses)	(3,243)	(6,684)	3,441	(51)%
Other income	2,196	402	1,794	NM(1)
Total revenues	306,776	291,576	15,200	5%
Losses and expenses:
Losses incurred	30,541	19,501	11,040	57%
Acquisition and operating expenses, net of deferrals	50,094	50,934	(840)	(2)%
Amortization of deferred acquisition costs and intangibles	2,429	2,259	170	8%
Interest expense	12,291	12,961	(670)	(5)%
Total losses and expenses	95,355	85,655	9,700	11%
Income before income taxes	211,421	205,921	5,500	3%
Provision for income taxes	45,643	44,933	710	2%
Net income	$165,778	$160,988	$4,790	3%
Loss ratio (2)	12%	8%
Expense ratio (3)	21%	22%
Net earned premium rate (4)	0.35%	0.36%
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
Revenues
Premiums increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as a result of increased assumed premiums and insurance in-force growth, partially offset by higher ceded premiums. The net earned premium rate was 0.35% for the three months ended March 31, 2025, down slightly from 0.36% for the three months ended March 31, 2024.
Net investment income increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to higher yields as a result of elevated interest rates and higher average invested assets.
Net investment losses in the first quarter of 2025 and 2024 were driven primarily by realized losses on the sale of fixed maturity securities.

Losses and expenses
Losses incurred during the first quarter of 2025 and 2024 were both impacted by prior year development. In the first quarter of 2025, we recorded a reserve release of $47 million, driven by cure performance of delinquencies from early 2024 and prior years. In the first quarter of 2024, we recorded a reserve release of $54 million primarily related to delinquencies from early 2023 and prior years. Current period primary delinquencies of 12,237 contributed $75 million of loss expense in the three months ended March 31, 2025. This compares to $74 million of loss expense from 11,395 primary delinquencies in the first quarter of 2024.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Losses and LAE incurred related to current accident year	$77,842	$74,364
Losses and LAE incurred related to prior accident years	(51,789)	(54,848)
Total incurred (1)	$26,053	$19,516
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, remained relatively flat for the three months ended March 31, 2025.
The expense ratio decreased slightly as a result of premium growth outpacing increases in expenses.
Interest expense primarily relates to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.
Provision for income taxes
The effective tax rate was 21.6% and 21.8% for the three months ended March 31, 2025 and 2024, respectively.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Net income	$165,778	$160,988
Adjustments to net income:
Net investment (gains) losses	3,243	6,684
Costs associated with reorganization	629	(42)
Taxes on adjustments	(813)	(1,395)
Adjusted operating income	$168,837	$166,235
Adjusted operating income increased for the three months ended March 31, 2025, as compared to March 31, 2024, primarily due to increases in net investment income and earned premiums, partially offset by higher losses.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis related to our domestic mortgage insurance portfolio.

The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended March 31,
(Dollar amounts in millions)	2025	2024
New insurance written	$9,818	$10,526
Primary insurance in-force(1)	$268,366	$263,645
Primary risk in-force	$69,937	$67,950
Persistency rate	84%	85%
Primary policies in-force (count)	955,210	969,866
Delinquent loans (count)	22,349	19,492
Delinquency rate	2.34%	2.01%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended March 31, 2025, decreased 7% compared to the three months ended March 31, 2024 primarily due to lower estimated market share.
The following table presents NIW by product for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025		2024
Primary	$9,818	100%	$10,526	100%
Pool	—	—	—	—
Total	$9,818	100%	$10,526	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025		2024
Purchases	$9,139	93%	$10,072	96%
Refinances	679	7	454	4
Total	$9,818	100%	$10,526	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025		2024
Monthly	$9,229	94%	$10,034	95%
Single	576	6	475	5
Other	13	—	17	—
Total	$9,818	100%	$10,526	100%

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025		2024
Over 760	$4,989	51%	$5,218	49%
740-759	1,590	16	1,664	16
720-739	1,280	13	1,368	13
700-719	894	9	990	9
680-699	548	6	629	6
660-679 (1)	313	3	388	4
640-659	145	1	193	2
620-639	51	1	73	1
<620	8	—	3	—
Total	$9,818	100%	$10,526	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

Loan-to-value (“LTV”) ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025		2024
95.01% and above	$2,019	21%	$2,262	21%
90.01% to 95.00%	3,571	36	3,876	37
85.01% to 90.00%	2,913	30	3,177	30
85.00% and below	1,315	13	1,211	12
Total	$9,818	100%	$10,526	100%
Debt-to-income (“DTI”) ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025		2024
45.01% and above	$2,852	29%	$3,165	30%
38.01% to 45.00%	3,591	37	3,824	36
38.00% and below	3,375	34	3,537	34
Total	$9,818	100%	$10,526	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF decreased since December 31, 2024, as policy lapse and cancellations outpaced NIW. The primary persistency rate was 84% and 85% for the three months ended March 31, 2025 and 2024, respectively. RIF decreased since December 31, 2024 primarily as a result of lower IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
Primary IIF	$268,366	100%	$268,825	100%	$263,645	100%
Pool IIF	367	—	379	—	422	—
Total IIF	$268,733	100%	$269,204	100%	$264,067	100%

Primary RIF	$69,937	100%	$69,985	100%	$67,950	100%
Pool RIF	55	—	57	—	67	—
Total RIF	$69,992	100%	$70,042	100%	$68,017	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
Purchases IIF	$244,409	91%	$243,730	91%	$234,211	89%
Refinances IIF	23,957	9	25,095	9	29,434	11
Total IIF	$268,366	100%	$268,825	100%	$263,645	100%

Purchases RIF	$64,228	92%	$64,031	91%	$61,263	90%
Refinances RIF	5,709	8	5,954	9	6,687	10
Total RIF	$69,937	100%	$69,985	100%	$67,950	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
Monthly IIF	$241,572	90%	$241,785	90%	$234,747	89%
Single IIF	25,108	9	25,301	9	27,013	10
Other IIF	1,686	1	1,739	1	1,885	1
Total IIF	$268,366	100%	$268,825	100%	$263,645	100%

Monthly RIF	$64,113	92%	$64,078	91%	$61,606	91%
Single RIF	5,395	8	5,466	8	5,867	8
Other RIF	429	—	441	1	477	1
Total RIF	$69,937	100%	$69,985	100%	$67,950	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
2008 and prior	$4,706	2%	$4,860	2%	$5,420	2%
2009-2017	8,143	3	9,045	3	12,383	5
2018	4,584	2	4,790	2	5,524	2
2019	10,966	4	11,415	4	13,126	5
2020	33,268	12	34,940	13	42,183	16
2021	54,493	20	57,266	21	66,971	25
2022	51,444	19	53,063	20	58,051	22
2023	43,938	16	45,208	17	49,556	19
2024	47,107	18	48,238	18	10,431	4
2025	9,717	4	—	—	—	—
Total	$268,366	100%	$268,825	100%	$263,645	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
2008 and prior	$1,217	2%	$1,256	2%	$1,397	2%
2009-2017	2,119	3	2,368	3	3,267	5
2018	1,181	2	1,233	2	1,419	2
2019	2,867	4	2,984	4	3,403	5
2020	9,119	13	9,553	14	11,181	16
2021	14,427	21	15,043	21	17,174	25
2022	13,102	19	13,476	19	14,629	22
2023	11,403	16	11,719	17	12,810	19
2024	12,070	17	12,353	18	2,670	4
2025	2,432	3	—	—	—	—
Total	$69,937	100%	$69,985	100%	$67,950	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025	2024
Beginning balance	$268,825	$262,937
NIW	9,818	10,526
Cancellations, principal repayments and other reductions (1)	(10,277)	(9,818)
Ending balance	$268,366	$263,645
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.

The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
95.01% and above	$51,280	19%	$50,318	18%	$46,259	17%
90.01% to 95.00%	112,086	42	112,362	42	109,566	42
85.01% to 90.00%	79,332	29	79,932	30	78,214	30
85.00% and below	25,668	10	26,213	10	29,606	11
Total	$268,366	100%	$268,825	100%	$263,645	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
95.01% and above	$14,682	21%	$14,428	21%	$13,250	20%
90.01% to 95.00%	32,597	47	32,686	47	31,881	47
85.01% to 90.00%	19,583	28	19,729	28	19,265	28
85.00% and below	3,075	4	3,142	4	3,554	5
Total	$69,937	100%	$69,985	100%	$67,950	100%
The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
Over 760	$115,914	43%	$115,554	43%	$111,589	43%
740-759	43,924	17	43,955	17	43,155	17
720-739	37,643	14	37,717	14	37,068	14
700-719	29,629	11	29,819	11	29,679	11
680-699	21,082	8	21,355	8	21,628	8
660-679 (1)	11,126	4	11,245	4	11,316	4
640-659	6,068	2	6,147	2	6,109	2
620-639	2,419	1	2,461	1	2,488	1
<620	561	—	572	—	613	—
Total	$268,366	100%	$268,825	100%	$263,645	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
Over 760	$30,093	43%	$29,985	43%	$28,703	42%
740-759	11,493	17	11,494	17	11,167	17
720-739	9,939	14	9,949	14	9,669	14
700-719	7,711	11	7,746	11	7,629	11
680-699	5,464	8	5,523	8	5,524	8
660-679 (1)	2,901	4	2,924	4	2,908	4
640-659	1,574	2	1,589	2	1,562	3
620-639	619	1	629	1	632	1
<620	143	—	146	—	156	—
Total	$69,937	100%	$69,985	100%	$67,950	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
45.01% and above	$60,714	23%	$59,864	22%	$54,943	21%
38.01% to 45.00%	97,492	36	97,361	36	94,459	36
38.00% and below	110,160	41	111,600	42	114,243	43
Total	$268,366	100%	$268,825	100%	$263,645	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2025		December 31, 2024		March 31, 2024
45.01% and above	$15,910	23%	$15,674	22%	$14,265	21%
38.01% to 45.00%	25,273	36	25,226	36	24,289	36
38.00% and below	28,754	41	29,085	42	29,396	43
Total	$69,937	100%	$69,985	100%	$67,950	100%

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

The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Three months ended March 31,
(Loan count)	2025	2024
Number of delinquencies, beginning of period	23,566	20,432
New defaults	12,237	11,395
Cures	(13,263)	(12,160)
Claims paid	(179)	(172)
Rescissions and claim denials	(12)	(3)
Number of delinquencies, end of period	22,349	19,492
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Three months ended March 31,
(Amounts in thousands) (1)	2025	2024
Loss reserves, beginning of period	$472,110	$476,709
Claims paid	(10,018)	(6,458)
Change in reserve	27,237	15,540
Loss reserves, end of period	$489,329	$485,791
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	March 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,646	$102	$714	14%
4 - 11 payments	8,420	210	618	34%
12 payments or more	3,283	177	225	79%
Total	22,349	$489	$1,557	31%

	December 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%
Total	23,566	$472	$1,607	29%

	March 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,506	$87	$600	14%
4 - 11 payments	6,853	220	468	47%
12 payments or more	3,133	179	197	91%
Total	19,492	$486	$1,265	38%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of March 31, 2025, has increased slightly compared to December 31, 2024, as a result of fewer newer delinquencies that have a lower expected claim rate.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.
The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of March 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	12%	2.56%
Texas	9	9	2.49%
Florida (1)	8	12	3.28%
New York (1)	5	10	3.09%
Illinois (1)	4	6	2.90%
Arizona	4	3	2.26%
Michigan	4	3	1.97%
Georgia	3	4	2.89%
North Carolina	3	2	1.90%
Pennsylvania	3	3	2.15%
All other states (2)	45	36	2.04%
Total	100%	100%	2.34%
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
(2)Includes the District of Columbia.
The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of March 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.36%
Chicago-Naperville, IL MD	3	4	3.21%
Atlanta, GA MSA	3	3	3.13%
New York, NY MD	2	6	3.56%
Houston, TX MSA	2	3	3.15%
Dallas, TX MD	2	2	2.18%
Washington-Arlington, DC MD	2	2	2.06%
Riverside-San Bernardino, CA MSA	2	3	3.36%
Los Angeles-Long Beach, CA MD	2	3	3.17%
Denver-Aurora-Lakewood, CO MSA	2	1	1.53%
All Other MSAs/MDs	77	70	2.22%
Total	100%	100%	2.34%

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.41%
Chicago-Naperville, IL MD	3	4	3.29%
Atlanta, GA MSA	3	3	3.02%
New York, NY MD	2	6	3.53%
Houston, TX MSA	2	3	3.58%
Dallas, TX MD	2	2	2.38%
Washington-Arlington, DC MD	2	2	2.03%
Riverside-San Bernardino, CA MSA	2	3	3.25%
Los Angeles-Long Beach, CA MD	2	2	2.65%
Denver-Aurora-Lakewood, CO MSA	2	1	1.38%
All Other MSAs/MDs	77	71	2.35%
Total	100%	100%	2.45%
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

The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of March 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	10%	7.91%	5.55%
2009-2017	3	9	4.61%	0.62%
2018	2	4	4.57%	0.93%
2019	4	7	3.13%	0.83%
2020	13	13	2.08%	0.89%
2021	21	21	2.17%	1.41%
2022	19	21	2.43%	2.10%
2023	16	12	1.84%	1.62%
2024	17	3	0.67%	0.63%
2025	3	—	0.02%	0.02%
Total portfolio	100%	100%	2.34%	4.14%
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
Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of March 31, 2025, our 2018 and newer policy years represented approximately 95% of our primary RIF and 81% of our total direct primary case reserves.
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
•Continuous monitoring of investment quality, duration, and liquidity; and
•Regulatory capital requirements.

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	March 31, 2025		December 31, 2024
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$289,008	5%	$277,363	5%
State and political subdivisions	476,141	8	467,476	8
Non-U.S. government	113,153	2	83,802	2
U.S. corporate	2,900,205	50	2,825,679	50
Non-U.S. corporate	768,953	13	772,624	14
Residential mortgage-backed	111,683	2	8,364	—
Commercial mortgage-backed	20,702	—	—	—
Other asset-backed	1,135,492	20	1,189,465	21
Total available-for-sale fixed maturity securities	$5,815,337	100%	$5,624,773	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of March 31, 2025 or December 31, 2024. We have no derivative financial instruments in our investment portfolio.
As of March 31, 2025, and December 31, 2024, 99% and 99% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	March 31, 2025	December 31, 2024
AAA	10%	11%
AA	24	22
A	29	31
BBB	36	35
BB & below	1	1
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	March 31, 2025	December 31, 2024
Duration (in years)	4.3	4.1
Pre-tax yield (% of average investment portfolio assets)	4.1%	4.0%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$226,724	$187,296
Investing activities	(89,575)	(113,468)
Financing activities	(101,312)	(75,181)
Net increase (decrease) in cash and cash equivalents	$35,837	$(1,353)
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities increased largely due to higher net investment income and premiums and the timing of tax payments. Cash flows from operations were also impacted by net investment losses and changes in reserves and unearned premiums.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities increased primarily as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the three months ended March 31, 2025, our cash flows from financing activities included dividends paid of $28 million and share repurchases of $65 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the three months ended March 31, 2024, our cash flows from financing activities included dividends paid of $25 million and share repurchases of $50 million.
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
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through March 31, 2025.
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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $194 million as of March 31, 2025, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
In March 2025, EMICO completed a dividend of approximately $200 million that will primarily be used to support our ability to return capital to shareholders and bolster financial flexibility. We intend to continue to use future EMICO dividends and distributions for these purposes.
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

The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	March 31, 2025	December 31, 2024
Statutory policyholders’ surplus	$815	$887
Contingency reserves	4,381	4,336
Combined statutory capital	$5,196	$5,223
Adjusted RIF(1)	$54,569	$55,001
Combined risk-to-capital ratio	10.5	10.5
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	March 31, 2025	December 31, 2024
Statutory policyholders’ surplus	$777	$850
Contingency reserves	4,370	4,325
EMICO statutory capital	$5,147	$5,175
Adjusted RIF(1)	$53,951	$54,418
EMICO risk-to-capital ratio	10.5	10.5
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of March 31, 2025, we maintained liquidity in the form of cash and cash equivalents of $635 million compared to $599 million as of December 31, 2024, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility has remained undrawn through March 31, 2025.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that our assets and the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes in both the short term and long term. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than the 2029 Notes and the Facility.

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
Contractual Obligations and Commitments
Our loss reserves have a high degree of estimation due to macroeconomic uncertainty and the nature of our business. Therefore, it is possible we could have higher contractual obligations related to these loss reserves if they do not cure or progress to claim as we expect. Other than changes in our aforementioned loss reserves, there have been no material additions or changes to our contractual obligations or other off-balance sheet arrangements.
Critical Accounting Estimates
As of the filing date of this report, there were no material changes in our critical accounting estimates from those discussed in our Annual Report.
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, and in our audited consolidated financial statements for the years ended December 31, 2024 and 2023, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of March 31, 2025, the effective duration of our investments available-for-sale was 4.3 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.3% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2025
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2025:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
January 1 - January 31, 2025	591,363	$32.60	591,363	$73,594
February 1 - February 28, 2025	659,205	$33.55	659,205	$51,478
March 1 - March 31, 2025	711,455	$33.88	711,455	$27,377
Total	1,962,023	$33.38	1,962,023	$27,377
(1) On May 1, 2024, we announced authorization of a share repurchase program which allows for the purchase of an additional $250 million of EHI’s common stock. The authorization has no expiration date.

On April 30, 2025, we announced the authorization of a new share repurchase program that allows for the repurchase of an additional $350 million of EHI’s common stock. The Company purchased 693,345 shares at an average price of $34.60 from April 1, 2025 through April 30, 2025.
Item 5. Other Information
On April 30, 2025, we announced the authorization of a new share repurchase program which allows for the repurchase of up to an additional $350 million of EHI’s common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 and Rule 10b-18 trading plans. In support, Enact has entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares as part of the program to maintain Genworth’s current ownership interest in Enact. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The program does not obligate EHI to acquire any amount of common stock, it may be suspended or terminated at any time at the Company’s discretion without prior notice, and it does not have a specified expiration date.
Trading Plans
During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Share Repurchase Agreement, dated April 28, 2025, by and between Enact Holdings, Inc. and Genworth Holdings, Inc
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer
32.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Dated: May 2, 2025

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer