Form 10-Q
period 2025-06-30
Enact Holdings, Inc.
filed 2025-08-01
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 147,505,610 shares of Common Stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $6,012,143 and $5,876,502 as of June 30, 2025, and December 31, 2024, respectively)	$5,896,818	$5,624,773
Short-term investments, at fair value	3,001	3,367
Total investments	5,899,819	5,628,140
Cash and cash equivalents	612,967	599,432
Accrued investment income	53,259	49,595
Deferred acquisition costs	22,910	23,771
Premiums receivable	44,091	53,031
Other assets	107,882	102,549
Deferred tax asset	32,545	65,013
Total assets	$6,773,473	$6,521,531
Liabilities and equity
Liabilities:
Loss reserves	$551,940	$524,715
Unearned premiums	101,205	114,680
Other liabilities	153,447	142,990
Long-term borrowings	743,753	743,050
Total liabilities	1,550,345	1,525,435
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 148,385 shares issued and outstanding as of June 30, 2025, and 152,318 shares issued and outstanding as of December 31, 2024)	1,484	1,523
Additional paid-in capital	1,927,372	2,076,788
Accumulated other comprehensive income	(104,342)	(207,455)
Retained earnings	3,398,614	3,125,240
Total equity	5,223,128	4,996,096
Total liabilities and equity	$6,773,473	$6,521,531
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Premiums	$245,289	$244,567	$490,075	$485,314
Net investment income	65,884	59,773	128,921	116,884
Net investment gains (losses)	(7,343)	(7,713)	(10,586)	(14,397)
Other income	1,060	2,207	3,256	2,609
Total revenues	304,890	298,834	611,666	590,410
Losses and expenses:
Losses incurred	25,289	(16,821)	55,830	2,680
Acquisition and operating expenses, net of deferrals	50,598	53,960	100,692	104,894
Amortization of deferred acquisition costs and intangibles	2,205	2,292	4,634	4,551
Interest expense	12,296	13,644	24,587	26,605
Loss on debt extinguishment	—	10,930	—	10,930
Total losses and expenses	90,388	64,005	185,743	149,660
Income before income taxes	214,502	234,829	425,923	440,750
Provision for income taxes	46,694	51,156	92,337	96,089
Net income	$167,808	$183,673	$333,586	$344,661

Net income per common share:
Basic	$1.12	$1.17	$2.21	$2.18
Diluted	$1.11	$1.16	$2.20	$2.16
Weighted average common shares outstanding:
Basic	149,940	157,193	150,885	158,005
Diluted	150,729	158,571	151,818	159,329
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$167,808	$183,673	$333,586	$344,661
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	48,254	1,172	107,148	(5,907)
Foreign currency translation gain (loss)	(114)	—	(4,035)	2
Other comprehensive income (loss)	48,140	1,172	103,113	(5,905)
Total comprehensive income (loss)	$215,948	$184,845	$436,699	$338,756
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended June 30, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of March 31, 2025	$1,508	$2,007,776	$(152,482)	$3,262,605	$5,119,407
Comprehensive income (loss):
Net income	—	—	—	167,808	167,808
Other comprehensive income (loss), net of taxes	—	—	48,140	—	48,140
Repurchase of common stock	(24)	(84,811)	—	—	(84,835)
Stock-based compensation expense and exercises and other	—	4,407	—	(302)	4,105
Dividends	—	—	—	(31,497)	(31,497)
Balance as of June 30, 2025	$1,484	$1,927,372	$(104,342)	$3,398,614	$5,223,128

	Three months ended June 30, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of March 31, 2024	$1,577	$2,264,198	$(237,477)	$2,685,466	$4,713,764
Comprehensive income (loss):
Net income	—	—	—	183,673	183,673
Other comprehensive income (loss), net of taxes	—	—	1,172	—	1,172
Repurchase of common stock	(16)	(48,594)	—	—	(48,610)
Stock-based compensation expense and exercises and other	—	5,299	—	(386)	4,913
Dividends	—	—	—	(29,083)	(29,083)
Balance as of June 30, 2024	$1,561	$2,220,903	$(236,305)	$2,839,670	$4,825,829

See Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2024	$1,523	$2,076,788	$(207,455)	$3,125,240	$4,996,096
Comprehensive income (loss):
Net income	—	—	—	333,586	333,586
Other comprehensive income (loss), net of taxes	—	—	103,113	—	103,113
Repurchase of common stock	(43)	(150,075)	—	—	(150,118)
Stock-based compensation expense and exercises and other	4	659	—	(627)	36
Dividends	—	—	—	(59,585)	(59,585)
Balance as of June 30, 2025	$1,484	$1,927,372	$(104,342)	$3,398,614	$5,223,128

	Six months ended June 30, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
Comprehensive income (loss):
Net income	—	—	—	344,661	344,661
Other comprehensive income (loss), net of taxes	—	—	(5,905)	—	(5,905)
Repurchase of common stock	(33)	(98,301)	—	—	(98,334)
Stock-based compensation expense and exercises and other	1	8,313	—	(714)	7,600
Dividends	—	—	—	(54,540)	(54,540)
Balance as of June 30, 2024	$1,561	$2,220,903	$(236,305)	$2,839,670	$4,825,829
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net income	$333,586	$344,661
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	10,586	14,397
Amortization of fixed maturity securities discounts and premiums	(6,519)	(5,335)
Amortization of deferred acquisition costs and intangibles	4,634	4,551
Acquisition costs deferred	(2,551)	(2,878)
Deferred income taxes	3,206	955
Stock-based compensation expense	8,107	6,889
Amortization of debt issuance costs	703	1,272
Loss on debt extinguishment	—	10,930
Change in certain assets and liabilities:
Accrued investment income	(3,664)	(3,758)
Premiums receivable	8,940	(3,628)
Other assets	(3,313)	474
Loss reserves	27,225	(10,053)
Unearned premiums	(13,475)	(19,460)
Other liabilities	(21,223)	(7,021)
Net cash provided by operating activities	346,242	331,996
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,115,564)	(725,137)
Purchases of limited partnerships and equity interests	(500)	(5,512)
Proceeds from sales of fixed maturity securities available-for-sale	524,742	324,372
Proceeds from maturities of fixed maturity securities available-for-sale	478,339	325,359
Net change in short-term investments	372	7,906
Other	(2,576)	(8,255)
Net cash used in investing activities	(115,187)	(81,267)
Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	—	749,648
Debt issuance costs	—	(6,651)
Redemption of long-term debt	—	(757,500)
Repurchase of common stock	(149,864)	(98,334)
Dividends paid	(59,585)	(54,540)
Other	(8,071)	—
Net cash used in financing activities	(217,520)	(167,377)
Net increase in cash and cash equivalents	13,535	83,352
Cash and cash equivalents at beginning of period	599,432	615,683
Cash and cash equivalents at end of period	$612,967	$699,035
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
We operate our business through our primary insurance subsidiary, Enact Mortgage Insurance Corporation, (“EMICO”), with operations in all 50 states and the District of Columbia. EMICO is an approved insurer by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises, and we refer to them collectively as the “GSEs.”
We also offer mortgage and credit-related insurance and reinsurance through our other subsidiaries, including investing in new opportunities for Enact. One of these subsidiaries, Enact Re Ltd. ("Enact Re"), our wholly owned Bermuda-based subsidiary, also reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
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
Accounting Pronouncements Not Yet Adopted
Income Tax Disclosure
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. The guidance will have no impact on our consolidated financial statements but will expand our disclosures effective for annual reporting periods beginning on January 1, 2025 using the prospective or retrospective method, which we are in the process of developing.
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
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Fixed maturity securities available-for-sale	$61,285	$52,338	$119,737	$103,494
Cash, cash equivalents and short-term investments	6,731	9,244	13,354	16,889
Gross investment income before expenses and fees	68,016	61,582	133,091	120,383
Investment expenses and fees	(2,132)	(1,809)	(4,170)	(3,499)
Net investment income	$65,884	$59,773	$128,921	$116,884

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Fixed maturity securities available-for-sale:
Gross realized gains	$2,014	$340	$2,383	$543
Gross realized (losses)	(8,306)	(8,064)	(11,803)	(14,940)
Net realized gains (losses)	(6,292)	(7,724)	(9,420)	(14,397)
Write-down of available-for-sale fixed maturity securities	(1,254)	—	(1,254)	—
Change in allowance for credit losses on fixed maturity securities	273	—	—	—
Other	(70)	11	88	—
Net investment gains (losses)	$(7,343)	$(7,713)	$(10,586)	$(14,397)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of June 30, 2025, and December 31, 2024.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	June 30, 2025	December 31, 2024
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(115,325)	$(251,729)
Short-term investments	3	(3)
Unrealized gains (losses) on investment securities	(115,322)	(251,732)
Income taxes	14,846	44,108
Net unrealized investment gains (losses)	$(100,476)	$(207,624)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2025	2024
Beginning balance	$(148,730)	$(237,635)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	53,888	(6,222)
Provision for income taxes	(11,595)	1,291
Change in unrealized gains (losses) on investment securities	42,293	(4,931)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1,585) and $(1,621), respectively	5,961	6,103
Change in net unrealized investment gains (losses)	48,254	1,172
Ending balance	$(100,476)	$(236,463)

	Six months ended June 30,
(Amounts in thousands)	2025	2024
Beginning balance	$(207,624)	$(230,556)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	125,736	(21,887)
Provision for income taxes	(27,020)	4,605
Change in unrealized gains (losses) on investment securities	98,716	(17,282)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2,242) and $(3,022), respectively	8,432	11,375
Change in net unrealized investment gains (losses)	107,148	(5,907)
Ending balance	$(100,476)	$(236,463)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of June 30, 2025, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$263,827	$3,020	$(1,866)	$264,981
State and political subdivisions	538,822	1,628	(61,095)	479,355
Non-U.S. government	152,936	2,215	(615)	154,536
U.S. corporate	2,891,693	34,023	(74,241)	2,851,475
Non-U.S. corporate	789,886	9,931	(16,633)	783,184
Residential mortgage-backed	260,372	1,602	(559)	261,415
Commercial mortgage-backed	48,224	588	(3)	48,809
Other asset-backed	1,066,383	6,555	(19,875)	1,053,063
Total fixed maturity securities available-for-sale	$6,012,143	$59,562	$(174,887)	$5,896,818
Short-term investments	2,998	3	—	3,001
Total investments	$6,015,141	$59,565	$(174,887)	$5,899,819
As of December 31, 2024, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$281,858	$590	$(5,085)	$277,363
State and political subdivisions	541,715	1,388	(75,627)	467,476
Non-U.S. government	85,566	94	(1,858)	83,802
U.S. corporate	2,943,900	11,363	(129,584)	2,825,679
Non-U.S. corporate	800,141	2,533	(30,050)	772,624
Residential mortgage-backed	8,394	27	(57)	8,364
Other asset-backed	1,214,928	4,716	(30,179)	1,189,465
Total fixed maturity securities available-for-sale	$5,876,502	$20,711	$(272,440)	$5,624,773
Short-term investments	3,370	1	(4)	3,367
Total investments	$5,879,872	$20,712	$(272,444)	$5,628,140

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$69,908	$(1,670)	13	$18,086	$(196)	6	$87,994	$(1,866)	19
State and political subdivisions	65,525	(5,002)	21	383,015	(56,093)	76	448,540	(61,095)	97
Non-U.S. government	16,110	(211)	24	9,836	(404)	1	25,946	(615)	25
U.S. corporate	392,199	(6,967)	95	1,043,840	(67,274)	186	1,436,039	(74,241)	281
Non-U.S. corporate	84,807	(1,500)	33	270,004	(15,133)	52	354,811	(16,633)	85
Residential mortgage-backed	100,554	(559)	32	—	—	—	100,554	(559)	32
Commercial mortgage-backed	3,319	(3)	3	—	—	—	3,319	(3)	3
Other asset-backed	77,194	(632)	43	423,867	(19,243)	105	501,061	(19,875)	148
Total for fixed maturity securities in an unrealized loss position	$809,616	$(16,544)	264	$2,148,648	$(158,343)	426	$2,958,264	$(174,887)	690
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of June 30, 2025, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$237,116	$236,084
Due after one year through five years	1,552,510	1,508,787
Due after five years through ten years	2,299,977	2,244,148
Due after ten years	547,561	544,512
Subtotal	4,637,164	4,533,531
Residential mortgage-backed	260,372	261,415
Commercial mortgage-backed	48,224	48,809
Other asset-backed	1,066,383	1,053,063
Total fixed maturity securities available-for-sale	$6,012,143	$5,896,818
As of June 30, 2025, securities issued by the finance and insurance, utilities, technology and communications, consumer—non-cyclical, energy, and capital goods industry groups represented approximately 30%, 13%, 12%, 11%, 10%, and 10% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of June 30, 2025, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of June 30, 2025, and December 31, 2024, $21.3 million and $25.7 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. As of June 30, 2025 and December 31, 2024, the fair value of the assets on deposit in these trusts was $287.9 million and $141.9 million, respectively, of which $39.2 million and $6.3 million, respectively, related to cash and cash equivalents.
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. The investment is recorded within Other assets. As of June 30, 2025, we have committed to additionally fund approximately $9.5 million over the remaining life of the fund.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, and therefore be classified as Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2025.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of June 30, 2025, and December 31, 2024.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio was priced using third-party pricing services as of June 30, 2025. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2025:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$264,981	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$479,355	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$154,536	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,427,112	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$659,665	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$261,415	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial mortgage-backed	$48,809	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$1,049,773	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $217.6 million and $77.4 million, respectively, as of June 30, 2025. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $14.2 million as of June 30, 2025.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $241.9 million as of June 30, 2025.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$264,981	$—	$264,981	$—
State and political subdivisions	479,355	—	479,355	—
Non-U.S. government	154,536	—	154,536	—
U.S. corporate	2,851,475	—	2,644,758	206,717
Non-U.S. corporate	783,184	—	737,081	46,103
Residential mortgage-backed	261,415	—	261,415	—
Commercial mortgage-backed	48,809	—	48,809	—
Other asset-backed	1,053,063	—	1,049,773	3,290
Total fixed maturity securities	5,896,818	—	5,640,708	256,110
Short-term investments	3,001	—	3,001	—
Total	$5,899,819	$—	$5,643,709	$256,110

	December 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$277,363	$—	$277,363	$—
State and political subdivisions	467,476	—	467,476	—
Non-U.S. government	83,802	—	83,802	—
U.S. corporate	2,825,679	—	2,602,893	222,786
Non-U.S. corporate	772,624	—	716,071	56,553
Residential mortgage-backed	8,364	—	8,364	—
Other asset-backed	1,189,465	—	1,187,263	2,202
Total fixed maturity securities	5,624,773	—	5,343,232	281,541
Short-term investments	3,367	—	3,367	—
Total	$5,628,140	$—	$5,346,599	$281,541
We had no liabilities recorded at fair value as of June 30, 2025, and December 31, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$225,970	$245	$3,081	$—	$—	$(4,000)	$—	$(18,579)	$206,717	$245	$2,758
Non-U.S. corporate	50,474	(1,259)	724	90	(17)	(106)	—	(3,803)	46,103	(1,255)	672
Other asset-backed	3,260	9	23	—	—	(2)	—	—	3,290	9	22
Total	$279,704	$(1,005)	$3,828	$90	$(17)	$(4,108)	$—	$(22,382)	$256,110	$(1,001)	$3,452

	Beginning balance as of April 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$249,599	$(352)	$(60)	$—	$(1,739)	$(10,000)	$—	$—	$237,448	$(8)	$(294)
Non-U.S. corporate	80,554	9	(1,395)	6,000	(9)	(3,106)	—	—	82,053	10	(1,404)
Other asset-backed	4,791	9	(29)	12,999	—	(271)	—	(3,592)	13,907	9	(12)
Total	$334,944	$(334)	$(1,484)	$18,999	$(1,748)	$(13,377)	$—	$(3,592)	$333,408	$11	$(1,710)
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,786	$484	$6,248	$—	$—	$(4,222)	$—	$(18,579)	$206,717	$484	$5,925
Non-U.S. corporate	56,553	(1,265)	956	1,890	(17)	(8,211)	—	(3,803)	46,103	(1,261)	895
Other asset-backed	2,202	18	(13)	986	—	(3)	100	—	3,290	18	(13)
Total	$281,541	$(763)	$7,191	$2,876	$(17)	$(12,436)	$100	$(22,382)	$256,110	$(759)	$6,807

(Amounts in thousands)	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2024	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$247,205	$(359)	$(1,952)	$—	$(1,739)	$(10,358)	$4,651	$—	$237,448	$(15)	$(2,186)
Non-U.S. corporate	81,321	16	(2,064)	6,000	(9)	(3,211)	—	—	82,053	17	(2,073)
Other asset-backed	2,958	17	9	16,934	—	(331)	—	(5,680)	13,907	17	1
Total	$331,484	$(326)	$(4,007)	$22,934	$(1,748)	$(13,900)	$4,651	$(5,680)	$333,408	$19	$(4,258)
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2025:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$206,717	Credit spreads	14 - 156	94
Non-U.S. corporate	Internal models	$35,164	Credit spreads	82 - 126	103
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

	June 30, 2025		December 31, 2024
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$743,753	$778,523	$743,050	$764,070
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	June 30, 2025	December 31, 2024
Domestic mortgage insurance	$546,310	$520,032
Other reserves	5,630	4,683
Total loss reserves	$551,940	$524,715

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the six months ended June 30, is summarized as follows:

(Amounts in thousands)	2025	2024
Gross loss reserves, beginning balance	$520,032	$517,515
Reinsurance recoverable, beginning balance	(2,909)	(1,294)
Net loss reserves, beginning balance	517,123	516,221

Losses and LAE incurred related to current accident year	144,624	135,053
Losses and LAE incurred related to prior accident years	(98,142)	(133,232)
Total incurred	46,482	1,821

Losses and LAE paid related to current accident year	142	1,263
Losses and LAE paid related to prior accident years	(20,083)	(13,943)
Total paid	(19,941)	(12,680)

Net loss reserves, ending balance	543,664	505,362
Reinsurance recoverable, ending balance	2,646	1,348
Gross loss reserves, ending balance	$546,310	$506,710

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
For the six months ended June 30, 2025, losses and LAE incurred of $145 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $135 million for the six months ended June 30, 2024.
For the six months ended June 30, 2025, we also recorded favorable reserve adjustments of $95 million primarily on prior accident year reserves, driven by cure performance of delinquencies from early 2024 and prior.
During the six months ended June 30, 2024, we released $131 million of reserves primarily driven by cure performance of delinquencies from 2023 and prior. As part of the reserve adjustments in 2024, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment.

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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net premiums written:
Direct	$262,925	$259,265	$526,006	$514,425
Assumed	8,131	3,460	15,436	5,031
Ceded	(32,082)	(27,175)	(64,843)	(53,603)
Net premiums written	$238,974	$235,550	$476,599	$465,853

Net premiums earned:
Direct	$269,240	$268,282	$539,482	$533,886
Assumed	8,131	3,460	15,436	5,031
Ceded	(32,082)	(27,175)	(64,843)	(53,603)
Net premiums earned	$245,289	$244,567	$490,075	$485,314
The difference between written premiums of $239.0 million and earned premiums of $245.3 million represents the decrease in unearned premiums for the three months ended June 30, 2025. The difference between written premiums of $476.6 million and earned premiums of $490.1 million represents the decrease in unearned premiums for the six months ended June 30, 2025. The decrease in unearned premiums in both periods was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of June 30, 2025:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$187	$303	$94
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$300	$372	$140
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$242	$248	$206
Total						$440

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$661	$206	$72
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$446	$196	$148
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$369	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$311	$289	$142
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$258	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$247	$201	$140
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$356	$180	$172
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$362	$362	$270	$270
2024-2 XOL	6/25/2024	7/01/2023 - 12/31/2023	$134	$134	$90	$87
2025-1 XOL	1/27/2025	1/01/2025 - 12/31/2025	$161	$161	$75	$75
2025-2 XOL	1/27/2025	1/01/2025 - 12/31/2025	$134	$134	$11	$11
Total						$1,178
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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	June 30, 2025	December 31, 2024
6.25% Senior Notes, due 2029	$750,000	$750,000
Deferred borrowing charges and discount	(6,247)	(6,950)
Total	$743,753	$743,050
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
We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through June 30, 2025.
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the six-month periods ended June 30, 2025 and 2024, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes certain tax provisions, was signed into law. We do not expect the OBBBA to have a material impact on our consolidated financial statements.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $2.4 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively. We incurred costs for these services of $4.7 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.8 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively. The total investment expenses paid to Genworth were $3.6 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We paid cash dividends of $25.5 million and $23.7 million to Genworth in the three months ended June 30, 2025 and 2024, respectively. We paid cash dividends of $48.3 million and $44.5 million to Genworth in the six months ended June 30, 2025 and 2024, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. We paid Genworth $68.4 million and $39.6 million related to shares repurchased in the three months ended June 30, 2025 and 2024, respectively. We paid Genworth $121.4 million and $79.5 million related to shares repurchased in the six months ended June 30, 2025 and 2024, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	June 30, 2025	December 31, 2024
Amounts payable to Genworth	$9,922	$8,197
Amounts receivable from Genworth	$153	$199
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 2025 and 2024, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees, as well as deferred stock units issued to our directors.
The calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Net income available to EHI common stockholders	$167,808	$183,673	$333,586	$344,661
Net income per common share:
Basic	$1.12	$1.17	$2.21	$2.18
Diluted	$1.11	$1.16	$2.20	$2.16
Weighted average common shares outstanding:
Basic	149,940	157,193	150,885	158,005
Diluted	150,729	158,571	151,818	159,329

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2025, net of tax	$(148,730)	$(3,752)	$(152,482)
Other comprehensive income (loss) before reclassifications	42,293	(114)	42,179
Amounts reclassified from other comprehensive income (loss)	5,961	—	5,961
Total other comprehensive income (loss)	48,254	(114)	48,140
Balance as of June 30, 2025, net of tax	$(100,476)	$(3,866)	$(104,342)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2024, net of tax	$(237,635)	$158	$(237,477)
Other comprehensive income (loss) before reclassifications	(4,931)	—	(4,931)
Amounts reclassified from other comprehensive income (loss)	6,103	—	6,103
Total other comprehensive income (loss)	1,172	—	1,172
Balance as of June 30, 2024, net of tax	$(236,463)	$158	$(236,305)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the six months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2025, net of tax	$(207,624)	$169	$(207,455)
Other comprehensive income (loss) before reclassifications	98,716	(4,035)	94,681
Amounts reclassified from other comprehensive income (loss)	8,432	—	8,432
Total other comprehensive income (loss)	107,148	(4,035)	103,113
Balance as of June 30, 2025, net of tax	$(100,476)	$(3,866)	$(104,342)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2024, net of tax	$(230,556)	$156	$(230,400)
Other comprehensive income (loss) before reclassifications	(17,282)	2	(17,280)
Amounts reclassified from other comprehensive income (loss)	11,375	—	11,375
Total other comprehensive income (loss)	(5,907)	2	(5,905)
Balance as of June 30, 2024, net of tax	$(236,463)	$158	$(236,305)

The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)				Affected line item in the condensed consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net unrealized gains (losses) on investments	$(7,546)	$(7,724)	$(10,674)	$(14,397)	Net investment gains (losses)
Benefit (expense) from income taxes	1,585	1,621	2,242	3,022	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On August 1, 2023, we announced the authorization of a share repurchase program that allowed for the repurchase of up to $100 million of EHI’s common stock, which was completed in the second quarter of 2024. On May 1, 2024, we announced the authorization of a share repurchase program that allowed for the repurchase of an additional $250 million of EHI’s common stock, which was completed in the second quarter of 2025. On April 30, 2025, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of EHI’s common stock. Under the programs, share repurchases may be made at our discretion from time to time in open market

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In support, Enact has entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares as part of the program to maintain Genworth’s current ownership interest in Enact. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. Each program does not obligate EHI to acquire any amount of common stock, may be suspended or terminated at any time at the Company’s discretion without prior notice, and does not have a specified expiration date.
During the three months ended June 30, 2025, the Company purchased 2,382,633 shares at an average price of $35.45 per share, excluding commissions, compared to 1,601,419 shares at an average price of $30.43 per share, excluding commissions, during the three months ended June 30, 2024. During the six months ended June 30, 2025, the Company purchased 4,344,656 shares at an average price of $34.52 per share, excluding commissions, compared to 3,381,257 shares at an average price of $28.89 per share, excluding commissions, during the six months ended June 30, 2024. As of June 30, 2025, $292.9 million remained available under the share repurchase program that was announced on April 30, 2025. All treasury stock has been retired as of June 30, 2025.
Subsequent to quarter end, the Company purchased 884,562 shares at an average price of $35.82 per share through July 31, 2025.
Cash Dividends
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period.

Quarter Ended	2025	2024
March 31	$0.185	$0.16
June 30	0.21	0.185
September 30	N/A	0.185
December 31	N/A	0.185
Total dividends per common share declared and paid	$0.395	$0.715

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the six months ended June 30, 2025 and 2024, and our audited consolidated financial statements and related notes for the years ended December 31, 2024 and 2023 within our Annual Report on Form 10-K for the fiscal year ending December 31, 2024 (the “Annual Report”).
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
Trends and Conditions
Macroeconomic environment. While inflation remained elevated through the second quarter of 2025, household balance sheets were supported by low rates of unemployment and continued earnings growth. Beginning in April 2025, the United States economy became subject to significant volatility and uncertainty, largely related to changing economic policies, including new and increasing tariffs as well as certain domestic and geopolitical tensions. The ancillary effects of these factors on the domestic and global economies could materially impact the United States housing markets and our business.
The Bureau of Labor Statistics reported in June 2025 that Consumer Price Index (“CPI”) inflation was 2.7% year-over-year compared to 2.4% year-over-year in March 2025. Elevated inflation remains a challenge for the Federal Open Market Committee as it navigates heightened uncertainty.
Mortgage origination activity remained slow in the second quarter of 2025 in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. National house price growth has slowed into 2025 according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (Seasonally Adjusted).
The unemployment rate as of June 30, 2025, was 4.1%, relatively consistent with March 31, 2025. As of June 30, 2025, the number of unemployed Americans stood at approximately 7.0 million and the number of long-term unemployed Americans (over 26 weeks out of the workforce) was approximately 1.6 million.
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

In July 2025, the FHFA announced that it will implement the acceptance of VantageScore 4.0 for mortgages delivered to Fannie Mae and Freddie Mac. The GSEs have not yet released implementation details and timelines, and the full impact of this initiative on our business, processes and financial results remains uncertain.
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
Our portfolio. New insurance written (“NIW”) of $13.3 billion in the second quarter of 2025 decreased 3% compared to the second quarter of 2024. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. Our primary persistency rate was 82% during the second quarter of 2025 and 83% for the second quarter of 2024. The persistency rate continues to remain higher than historical levels driven by a large percentage of our in-force policies with mortgage rates below current mortgage rates.
Net earned premiums increased modestly in the second quarter of 2025 compared to the second quarter of 2024 primarily as a result of higher assumed premiums and insurance in-force growth, partially offset by higher ceded premiums.
Loss experience. Our loss ratio for the three months ended June 30, 2025, was 10% as compared to (7)% for the three months ended June 30, 2024. Both periods were impacted by favorable reserve development. In the second quarter of 2025, we released $48 million of reserves, driven by cure performance of delinquencies from early 2024 and prior. This compares to the second quarter of 2024, where we recorded a $77 million reserve release primarily driven by cure performance on delinquencies from 2023 and prior. As part of the reserve adjustments in 2024, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment.
New delinquencies in the second quarter of 2025 increased compared to the second quarter of 2024 due to the normal loss development pattern on newer books. Current period primary delinquencies of 11,567 contributed $69 million of loss expense in the second quarter of 2025. This compares to $60 million of loss expense from 10,461 delinquencies that were reported in the second quarter of 2024. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
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
Capital requirements and ratings. As of June 30, 2025, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 10.3:1, compared with risk-to-capital ratios of 10.5:1 and 10.8:1 as of December 31, 2024, and June 30, 2024, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of June 30, 2025, we had estimated available assets of $4,992 million against $3,031 million net required assets under PMIERs compared to available assets of $4,999 million against $3,033 million net required assets as of March 31, 2025. The sufficiency ratio as of June 30, 2025, was 165%, or $1,961 million, above the PMIERs requirements, compared to 165%, or $1,966 million, above the PMIERs requirements as of March 31, 2025. Our PMIERs required assets benefited from a reinsurance credit of $1,870 million and $1,880 million related to third-party reinsurance as of June 30, 2025, and March 31, 2025, respectively.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to available asset standards between March 31, 2025, and September 30, 2026. The updated standards differentiate between bonds based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. We expect to hold capital sufficiency well in excess of these requirements and do not expect the impact of these updates to be material to our sufficiency.
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
Capital returns. In March and June 2025, our primary mortgage insurance operating company, EMICO, paid dividends to EHI that support our ability to return capital to shareholders. We paid a dividend of $0.185 per common share during the first quarter of 2025. In April 2025, we announced an increase of our quarterly dividend to $0.21 per common share which was paid in June 2025. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
On May 1, 2024, we announced the authorization of a share repurchase program that allowed for the repurchase of up to $250 million of EHI’s common stock. The company completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of EHI’s common stock. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In support, Enact has entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares as part of the program to maintain Genworth’s current ownership interest in Enact. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The programs do not obligate EHI to acquire any amount of common stock, may be suspended or terminated at any time at the Company’s discretion without prior notice, and do not have a specified expiration date.
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
Results of Operations and Key Metrics
Results of Operations
Three months ended June 30, 2025, compared to three months ended June 30, 2024
The following table sets forth our consolidated results for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$245,289	$244,567	$722	—%
Net investment income	65,884	59,773	6,111	10%
Net investment gains (losses)	(7,343)	(7,713)	370	5%
Other income	1,060	2,207	(1,147)	(52)%
Total revenues	304,890	298,834	6,056	2%
Losses and expenses:
Losses incurred	25,289	(16,821)	42,110	250%
Acquisition and operating expenses, net of deferrals	50,598	53,960	(3,362)	(6)%
Amortization of deferred acquisition costs and intangibles	2,205	2,292	(87)	(4)%
Interest expense	12,296	13,644	(1,348)	(10)%
Loss on debt extinguishment	—	10,930	(10,930)	NM(1)
Total losses and expenses	90,388	64,005	26,383	41%
Income before income taxes	214,502	234,829	(20,327)	(9)%
Provision for income taxes	46,694	51,156	(4,462)	(9)%
Net income	$167,808	$183,673	$(15,865)	(9)%
Loss ratio (2)	10%	(7)%
Expense ratio (3)	22%	23%
Net earned premium rate (4)	0.35%	0.36%
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
Revenues
Premiums increased modestly for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily as a result of higher assumed premiums and insurance in-force growth, partially offset by higher ceded premiums. The net earned premium rate was 0.35% for the three months ended June 30, 2025, down slightly from 0.36% for the three months ended June 30, 2024.

Net investment income increased for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to higher yields as a result of elevated interest rates and higher average invested assets.
Net investment losses in the second quarter of 2025 and 2024 were driven primarily by realized losses on the sale of fixed maturity securities.
Losses and expenses
Losses incurred during the second quarter of 2025 and 2024 were both impacted by prior year development. In the second quarter of 2025, we recorded a reserve release of $48 million, driven by cure performance of delinquencies from early 2024 and prior years. In the second quarter of 2024, we recorded a reserve release of $77 million primarily related to cure performance of delinquencies from 2023 and prior years. As part of the reserve adjustments in 2024, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment. Current period primary delinquencies of 11,567 contributed $69 million of loss expense in the three months ended June 30, 2025. This compares to $60 million of loss expense from 10,461 primary delinquencies in the three months ended June 30, 2024.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2025	2024
Losses and LAE incurred related to current accident year	$66,782	$60,689
Losses and LAE incurred related to prior accident years	(46,353)	(78,384)
Total incurred (1)	$20,429	$(17,695)
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased for the three months ended June 30, 2025, primarily due to severance expenses as a part of restructuring activities in 2024.
The expense ratio decreased primarily as a result of lower expenses.
The loss on debt extinguishment for the three months ended June 30, 2024, relates to the expenses incurred associated with the redemption of our 2025 Notes.
Interest expense primarily relates to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.8% and 21.8% for the three months ended June 30, 2025 and 2024, respectively, consistent with the United States corporate federal income tax rate.

Six months ended June 30, 2025, compared to six months ended June 30, 2024
The following table sets forth our consolidated results for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$490,075	$485,314	$4,761	1%
Net investment income	128,921	116,884	12,037	10%
Net investment gains (losses)	(10,586)	(14,397)	3,811	26%
Other income	3,256	2,609	647	25%
Total revenues	611,666	590,410	21,256	4%
Losses and expenses:
Losses incurred	55,830	2,680	53,150	NM(1)
Acquisition and operating expenses, net of deferrals	100,692	104,894	(4,202)	(4)%
Amortization of deferred acquisition costs and intangibles	4,634	4,551	83	2%
Interest expense	24,587	26,605	(2,018)	(8)%
Loss on debt extinguishment	—	10,930	(10,930)	NM
Total losses and expenses	185,743	149,660	36,083	24%
Income before income taxes	425,923	440,750	(14,827)	(3)%
Provision for income taxes	92,337	96,089	(3,752)	(4)%
Net income	$333,586	$344,661	$(11,075)	(3)%
Loss ratio (2)	11%	1%
Expense ratio (3)	21%	23%
Net earned premium rate (4)	0.35%	0.36%
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
Revenues
Premiums increased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily attributable to insurance in-force growth and higher assumed premiums, partially offset by higher ceded premiums. The net earned premium rate was 0.35% for the six months ended June 30, 2025, down slightly from 0.36% for the six months ended June 30, 2024.
Net investment income increased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily attributable to an increase in investment yields and higher average invested assets.
Net investment losses in both periods were driven primarily by realized losses on the sale of fixed maturity securities.

Losses and expenses
Losses incurred during the first six months of 2025 and 2024 were both impacted by favorable reserve adjustments. During the first six months of 2025, we released reserves of $95 million primarily on prior accident year reserves driven by cure performance of delinquencies from early 2024 and prior years. During the first six months of 2024, we released reserves of $131 million primarily due to better than expected cure performance on delinquencies from 2023 and prior years. As part of the reserve adjustments in 2024, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment. New primary delinquencies of 23,804 contributed $144 million of loss expense in the first six months of 2025. This compares to $134 million of loss expense from 21,856 new primary delinquencies in the first six months of 2024.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Six months ended June 30,
(Amounts in thousands)	2025	2024
Losses and LAE incurred related to current accident year	$144,624	$135,053
Losses and LAE incurred related to prior accident years	(98,142)	(133,232)
Total incurred (1)	$46,482	$1,821
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased slightly driven primarily by severance expenses as a part of restructuring activities in 2024.
The expense ratio decreased as a result of the combination of premium growth and lower expenses.
The loss on debt extinguishment for the six months ended June 30, 2024, relates to the expenses incurred associated with the redemption of our 2025 Notes.
Interest expense primarily relates to our 2025 Notes and 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.7% and 21.8% for the six months ended June 30, 2025 and 2024, respectively, consistent with the United States corporate federal income tax rate.
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
(i)Net investment gains (losses) — The recognition of realized investment gains or losses can vary significantly across periods as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities or exposure management. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized gains and losses. We do not view them as indicative of our fundamental operating activities. Therefore, these items are excluded from our calculation of adjusted operating income.
(ii)Restructuring costs and infrequent or unusual non-operating items are also excluded from adjusted operating income if, in our opinion, they are not indicative of overall operating trends.
(iii)Gains (losses) on the extinguishment of debt are also excluded from adjusted operating income, as we do not view them as indicative of overall operating trends.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2025	2024
Net income	$167,808	$183,673
Adjustments to net income:
Net investment (gains) losses	7,343	7,713
Costs associated with reorganization	(24)	3,435
Loss on debt extinguishment	—	10,930
Taxes on adjustments	(1,537)	(4,636)
Adjusted operating income	$173,590	$201,115
Adjusted operating income decreased for the three months ended June 30, 2025, as compared to June 30, 2024, primarily due to higher losses, partially offset by higher net investment income.

	Six months ended June 30,
(Amounts in thousands)	2025	2024
Net income	$333,586	$344,661
Adjustments to net income:
Net investment (gains) losses	10,586	14,397
Costs associated with reorganization	605	3,393
Loss on debt extinguishment	—	10,930
Taxes on adjustments	(2,350)	(6,031)
Adjusted operating income	$342,427	$367,350
Adjusted operating income decreased for the six months ended June 30, 2025, as compared to June 30, 2024, primarily due to higher losses, partially offset by higher net investment income and premiums.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis related to our domestic mortgage insurance portfolio.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended June 30,
(Dollar amounts in millions)	2025	2024
New insurance written	$13,254	$13,619
Primary insurance in-force(1)	$269,754	$266,060
Primary risk in-force	$70,401	$68,878
Persistency rate	82%	83%
Primary policies in-force (count)	952,795	969,767
Delinquent loans (count)	22,118	19,051
Delinquency rate	2.32%	1.96%

	Six months ended June 30,
(Dollar amounts in millions)	2025	2024
New insurance written	$23,072	$24,145
Persistency rate	83%	84%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended June 30, 2025, remained relatively consistent with the three months ended June 30, 2024.

The following table presents NIW by product for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2025		2024		2025		2024
Primary	$13,254	100%	$13,619	100%	$23,072	100%	$24,145	100%
Pool	—	—	—	—	—	—	—	—
Total	$13,254	100%	$13,619	100%	$23,072	100%	$24,145	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2025		2024		2025		2024
Purchases	$12,335	93%	$13,173	97%	$21,474	93%	$23,245	96%
Refinances	919	7	446	3	1,598	7	900	4
Total	$13,254	100%	$13,619	100%	$23,072	100%	$24,145	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2025		2024		2025		2024
Monthly	$12,688	96%	$13,177	97%	$21,917	95%	$23,211	96%
Single	554	4	422	3	1,130	5	897	4
Other	12	—	20	—	25	—	37	—
Total	$13,254	100%	$13,619	100%	$23,072	100%	$24,145	100%

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2025		2024
Over 760	$6,843	52%	$6,471	47%
740-759	2,160	16	2,113	16
720-739	1,651	12	1,839	13
700-719	1,146	9	1,334	10
680-699	746	6	893	7
660-679 (1)	411	3	562	4
640-659	212	1	289	2
620-639	80	1	111	1
<620	5	—	7	—
Total	$13,254	100%	$13,619	100%

	Six months ended June 30,
(Amounts in millions)	2025		2024
Over 760	$11,832	51%	$11,689	48%
740-759	3,750	16	3,777	16
720-739	2,931	13	3,207	13
700-719	2,040	9	2,324	10
680-699	1,294	6	1,522	6
660-679 (1)	724	3	950	4
640-659	357	1	482	2
620-639	131	1	184	1
<620	13	—	10	—
Total	$23,072	100%	$24,145	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

Loan-to-value (“LTV”) ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2025		2024
95.01% and above	$2,615	20%	$2,707	20%
90.01% to 95.00%	4,850	37	5,228	38
85.01% to 90.00%	3,919	29	4,190	31
85.00% and below	1,870	14	1,494	11
Total	$13,254	100%	$13,619	100%

	Six months ended June 30,
(Amounts in millions)	2025		2024
95.01% and above	$4,634	20%	$4,969	21%
90.01% to 95.00%	8,421	36	9,104	38
85.01% to 90.00%	6,832	30	7,367	30
85.00% and below	3,185	14	2,705	11
Total	$23,072	100%	$24,145	100%
Debt-to-income (“DTI”) ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2025		2024
45.01% and above	$3,877	29%	$4,039	30%
38.01% to 45.00%	4,747	36	5,036	37
38.00% and below	4,630	35	4,544	33
Total	$13,254	100%	$13,619	100%

	Six months ended June 30,
(Amounts in millions)	2025		2024
45.01% and above	$6,729	29%	$7,204	30%
38.01% to 45.00%	8,338	36	8,860	37
38.00% and below	8,005	35	8,081	33
Total	$23,072	100%	$24,145	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased since December 31, 2024, as NIW outpaced policy lapse and cancellations. The primary persistency rate was 82% and 83% for the three months ended June 30, 2025 and 2024, respectively. RIF increased since December 31, 2024 primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
Primary IIF	$269,754	100%	$268,825	100%	$266,060	100%
Pool IIF	355	—	379	—	408	—
Total IIF	$270,109	100%	$269,204	100%	$266,468	100%

Primary RIF	$70,401	100%	$69,985	100%	$68,878	100%
Pool RIF	54	—	57	—	65	—
Total RIF	$70,455	100%	$70,042	100%	$68,943	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
Purchases IIF	$246,701	91%	$243,730	91%	$238,699	90%
Refinances IIF	23,053	9	25,095	9	27,361	10
Total IIF	$269,754	100%	$268,825	100%	$266,060	100%

Purchases RIF	$64,901	92%	$64,031	91%	$62,553	91%
Refinances RIF	5,500	8	5,954	9	6,325	9
Total RIF	$70,401	100%	$69,985	100%	$68,878	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
Monthly IIF	$243,382	90%	$241,785	90%	$237,721	89%
Single IIF	24,749	9	25,301	9	26,495	10
Other IIF	1,623	1	1,739	1	1,844	1
Total IIF	$269,754	100%	$268,825	100%	$266,060	100%

Monthly RIF	$64,676	92%	$64,078	91%	$62,649	91%
Single RIF	5,311	7	5,466	8	5,762	8
Other RIF	414	1	441	1	467	1
Total RIF	$70,401	100%	$69,985	100%	$68,878	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
2008 and prior	$4,535	2%	$4,860	2%	$5,238	2%
2009-2017	7,482	3	9,045	3	11,343	4
2018	4,362	1	4,790	2	5,300	2
2019	10,446	4	11,415	4	12,524	5
2020	31,497	12	34,940	13	39,502	15
2021	51,345	19	57,266	21	63,582	24
2022	49,640	18	53,063	20	56,456	21
2023	42,204	16	45,208	17	48,520	18
2024	45,708	17	48,238	18	23,595	9
2025	22,535	8	—	—	—	—
Total	$269,754	100%	$268,825	100%	$266,060	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
2008 and prior	$1,173	2%	$1,256	2%	$1,351	2%
2009-2017	1,939	3	2,368	3	2,988	4
2018	1,124	2	1,233	2	1,363	2
2019	2,732	4	2,984	4	3,261	5
2020	8,646	12	9,553	14	10,601	15
2021	13,732	19	15,043	21	16,422	24
2022	12,681	18	13,476	19	14,254	21
2023	10,968	15	11,719	17	12,552	18
2024	11,720	17	12,353	18	6,086	9
2025	5,686	8	—	—	—	—
Total	$70,401	100%	$69,985	100%	$68,878	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2025	2024
Beginning balance	$268,366	$263,645
NIW	13,254	13,619
Cancellations, principal repayments and other reductions (1)	(11,866)	(11,204)
Ending balance	$269,754	$266,060

	Six months ended June 30,
(Amounts in millions)	2025	2024
Beginning balance	$268,825	$262,937
NIW	23,072	24,145
Cancellations, principal repayments and other reductions (1)	(22,143)	(21,022)
Ending balance	$269,754	$266,060
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
95.01% and above	$52,438	20%	$50,318	18%	$47,837	18%
90.01% to 95.00%	112,683	42	112,362	42	110,825	42
85.01% to 90.00%	79,237	29	79,932	30	79,132	30
85.00% and below	25,396	9	26,213	10	28,266	10
Total	$269,754	100%	$268,825	100%	$266,060	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
95.01% and above	$15,034	21%	$14,428	21%	$13,722	20%
90.01% to 95.00%	32,770	47	32,686	47	32,254	47
85.01% to 90.00%	19,558	28	19,729	28	19,510	28
85.00% and below	3,039	4	3,142	4	3,392	5
Total	$70,401	100%	$69,985	100%	$68,878	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
Over 760	$117,403	44%	$115,554	43%	$113,115	43%
740-759	44,191	16	43,955	17	43,485	17
720-739	37,725	14	37,717	14	37,407	14
700-719	29,524	11	29,819	11	29,781	11
680-699	20,910	8	21,355	8	21,596	8
660-679 (1)	11,040	4	11,245	4	11,417	4
640-659	6,018	2	6,147	2	6,167	2
620-639	2,395	1	2,461	1	2,491	1
<620	548	—	572	—	601	—
Total	$269,754	100%	$268,825	100%	$266,060	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
Over 760	$30,502	43%	$29,985	43%	$29,219	43%
740-759	11,579	17	11,494	17	11,305	17
720-739	9,983	14	9,949	14	9,809	14
700-719	7,701	11	7,746	11	7,688	11
680-699	5,432	8	5,523	8	5,540	8
660-679 (1)	2,886	4	2,924	4	2,948	4
640-659	1,565	2	1,589	2	1,582	2
620-639	614	1	629	1	634	1
<620	139	—	146	—	153	—
Total	$70,401	100%	$69,985	100%	$68,878	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
45.01% and above	$62,216	23%	$59,864	22%	$57,044	21%
38.01% to 45.00%	98,136	36	97,361	36	95,760	36
38.00% and below	109,402	41	111,600	42	113,256	43
Total	$269,754	100%	$268,825	100%	$266,060	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2025		December 31, 2024		June 30, 2024
45.01% and above	$16,325	23%	$15,674	22%	$14,867	22%
38.01% to 45.00%	25,463	36	25,226	36	24,706	36
38.00% and below	28,613	41	29,085	42	29,305	42
Total	$70,401	100%	$69,985	100%	$68,878	100%

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
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Six months ended June 30,
(Loan count)	2025	2024
Number of delinquencies, beginning of period	23,566	20,432
New defaults	23,804	21,856
Cures	(24,837)	(22,891)
Claims paid	(397)	(332)
Rescissions and claim denials	(18)	(14)
Number of delinquencies, end of period	22,118	19,051
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Six months ended June 30,
(Amounts in thousands) (1)	2025	2024
Loss reserves, beginning of period	$472,110	$476,709
Claims paid	(22,948)	(12,742)
Change in reserve	50,612	(1,720)
Loss reserves, end of period	$499,774	$462,247
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	June 30, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,011	$103	$734	14%
4 - 11 payments	7,733	212	574	37%
12 payments or more	3,374	185	240	77%
Total	22,118	$500	$1,548	32%

	December 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%
Total	23,566	$472	$1,607	29%

	June 30, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,704	$79	$613	13%
4 - 11 payments	6,306	210	437	48%
12 payments or more	3,041	173	195	89%
Total	19,051	$462	$1,245	37%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of June 30, 2025, has increased slightly compared to December 31, 2024, as a result of fewer newer delinquencies that have a lower expected claim rate.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of June 30, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	13%	2.50%
Texas	9	9	2.53%
Florida (1)	8	12	2.97%
New York (1)	5	9	3.11%
Illinois (1)	4	5	2.83%
Arizona	4	4	2.30%
Michigan	4	3	2.09%
Georgia	3	4	2.86%
North Carolina	3	2	1.90%
Pennsylvania	3	3	2.16%
All other states (2)	45	36	2.04%
Total	100%	100%	2.32%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of June 30, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.32%
Chicago-Naperville, IL MD	3	4	3.10%
Atlanta, GA MSA	3	3	3.04%
New York, NY MD	2	5	3.39%
Dallas, TX MD	2	2	2.25%
Houston, TX MSA	2	3	3.15%
Washington-Arlington, DC MD	2	2	2.09%
Riverside-San Bernardino, CA MSA	2	3	3.05%
Los Angeles-Long Beach, CA MD	2	3	2.88%
Denver-Aurora-Lakewood, CO MSA	2	1	1.41%
All Other MSAs/MDs	77	71	2.22%
Total	100%	100%	2.32%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.41%
Chicago-Naperville, IL MD	3	4	3.29%
Atlanta, GA MSA	3	3	3.02%
New York, NY MD	2	6	3.53%
Houston, TX MSA	2	3	3.58%
Dallas, TX MD	2	2	2.38%
Washington-Arlington, DC MD	2	2	2.03%
Riverside-San Bernardino, CA MSA	2	3	3.25%
Los Angeles-Long Beach, CA MD	2	2	2.65%
Denver-Aurora-Lakewood, CO MSA	2	1	1.38%
All Other MSAs/MDs	77	71	2.35%
Total	100%	100%	2.45%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of June 30, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	9%	7.78%	5.55%
2009-2017	3	8	4.54%	0.60%
2018	2	4	4.66%	0.91%
2019	4	7	2.99%	0.78%
2020	12	12	2.10%	0.87%
2021	19	21	2.23%	1.39%
2022	18	22	2.48%	2.11%
2023	15	12	1.99%	1.71%
2024	17	5	0.97%	0.90%
2025	8	—	0.11%	0.10%
Total portfolio	100%	100%	2.32%	4.12%
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

Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of June 30, 2025, our 2018 and newer policy years represented approximately 95% of our primary RIF and 83% of our total direct primary case reserves.
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

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	June 30, 2025		December 31, 2024
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$264,981	4%	$277,363	5%
State and political subdivisions	479,355	8	467,476	8
Non-U.S. government	154,536	3	83,802	2
U.S. corporate	2,851,475	48	2,825,679	50
Non-U.S. corporate	783,184	14	772,624	14
Residential mortgage-backed	261,415	4	8,364	—
Commercial mortgage-backed	48,809	1	—	—
Other asset-backed	1,053,063	18	1,189,465	21
Total available-for-sale fixed maturity securities	$5,896,818	100%	$5,624,773	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of June 30, 2025 or December 31, 2024. We have no derivative financial instruments in our investment portfolio.
As of both June 30, 2025, and December 31, 2024, 99% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	June 30, 2025	December 31, 2024
AAA	9%	11%
AA	26	22
A	29	31
BBB	35	35
BB & below	1	1
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	June 30, 2025	December 31, 2024
Duration (in years)	4.5	4.1
Pre-tax yield (% of average investment portfolio assets)	4.2%	4.0%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Six months ended June 30,
(Amounts in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$346,242	$331,996
Investing activities	(115,187)	(81,267)
Financing activities	(217,520)	(167,377)
Net increase in cash and cash equivalents	$13,535	$83,352
Our most significant source of operating cash flows is premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities increased largely due to higher net investment income and premiums. Cash flows from operations were also impacted by net investment losses and changes in reserves and unearned premiums.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities increased primarily as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the six months ended June 30, 2025, our cash flows from financing activities included dividends paid of $60 million and share repurchases of $150 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the six months ended June 30, 2024, our cash flows from financing activities included dividends paid of $55 million and share repurchases of $98 million. Our cash flows from financing activities during the six months ended June 30, 2024 also included the issuance of our 2029 Notes and the redemption of our 2025 Notes.
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
On June 30, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “Facility”) in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. We may use borrowings under the Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility contains several covenants, including financial covenants relating to minimum net worth, capital and liquidity levels, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the Facility and the Facility has remained undrawn through June 30, 2025.
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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $64 million as of June 30, 2025, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
EMICO paid dividends of approximately $130 million and $200 million in June 2025 and March 2025, respectively, that will primarily be used to support our ability to return capital to shareholders and bolster financial flexibility. We intend to continue to use future EMICO dividends and distributions for these purposes.
The credit agreement entered into in connection with the Facility contains customary restrictions on EHI’s ability to pay cash dividends. Under the credit agreement, EHI is permitted to make cash distributions (1) so long as no Default or Event of Default (as each is defined in the credit agreement) has occurred and is continuing and EHI is in pro forma compliance with its financial covenants as described below, at the time of and after giving effect to such payment, (2) within 60 days of declaration of any cash dividend so long as the payment was permitted under the credit agreement at the time of such declaration and (3) other customary exceptions as more fully set forth in the credit agreement.
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

The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	June 30, 2025	December 31, 2024
Statutory policyholders’ surplus	$821	$887
Contingency reserves	4,425	4,336
Combined statutory capital	$5,246	$5,223
Adjusted RIF(1)	$54,408	$55,001
Combined risk-to-capital ratio	10.4	10.5
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	June 30, 2025	December 31, 2024
Statutory policyholders’ surplus	$783	$850
Contingency reserves	4,412	4,325
EMICO statutory capital	$5,195	$5,175
Adjusted RIF(1)	$53,763	$54,418
EMICO risk-to-capital ratio	10.3	10.5
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of June 30, 2025, we maintained liquidity in the form of cash and cash equivalents of $613 million compared to $599 million as of December 31, 2024, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On June 30, 2022, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $200 million. The Facility matures in June 2027, but under certain conditions EHI may need to repay any outstanding amounts and terminate the Facility earlier than the maturity date. The Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The Facility has remained undrawn through June 30, 2025.
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
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the six months ended June 30, 2025 and 2024, and in our audited consolidated financial statements for the years ended December 31, 2024 and 2023, for a discussion of recently adopted and not yet adopted accounting standards.

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
We manage market risk via our defined investment policy guidelines implemented by our investment managers with oversight from our Board of Directors and our senior management. Important drivers of our market risk exposure that we monitor and manage include, but are not limited to:
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
As of June 30, 2025, the effective duration of our investments available-for-sale was 4.5 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.5% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2025
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2025:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
April 1 - April 30, 2025	693,345	$34.60	693,345	$353,388
May 1 - May 31, 2025	837,470	$36.11	837,470	$323,150
June 1 - June 30, 2025	851,818	$35.50	851,818	$292,912
Total	2,382,633	$35.57	2,382,633	$292,912
(1) On May 1, 2024, we announced the authorization of a share repurchase program that allowed for the repurchase of up to an additional $250 million of EHI’s common stock. The share repurchase program has no expiration date. On April 30, 2025, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of EHI’s common stock. The share repurchase program has no expiration date.

The Company purchased 884,562 shares at an average price of $35.82 from July 1, 2025 through July 31, 2025.
Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*
Share Repurchase Agreement, dated April 28, 2025, by and between Enact Holdings, Inc. and Genworth Holdings, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025).

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
Dated: August 1, 2025

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer