Form 10-Q
period 2025-09-30
Enact Holdings, Inc.
filed 2025-11-06
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, there were 144,395,767 shares of Common Stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $6,115,304 and $5,876,502 as of September 30, 2025, and December 31, 2024, respectively)	$6,068,501	$5,624,773
Short-term investments, at fair value	2,002	3,367
Total investments	6,070,503	5,628,140
Cash and cash equivalents	543,577	599,432
Accrued investment income	53,895	49,595
Deferred acquisition costs	22,521	23,771
Premiums receivable	48,648	53,031
Other assets	114,114	102,549
Deferred tax asset	23,185	65,013
Total assets	$6,876,443	$6,521,531
Liabilities and equity
Liabilities:
Loss reserves	$572,054	$524,715
Unearned premiums	96,031	114,680
Other liabilities	146,958	142,990
Long-term borrowings	744,114	743,050
Total liabilities	1,559,157	1,525,435
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 145,566 shares issued and outstanding as of September 30, 2025, and 152,318 shares issued and outstanding as of December 31, 2024)	1,456	1,523
Additional paid-in capital	1,826,764	2,076,788
Accumulated other comprehensive income	(41,785)	(207,455)
Retained earnings	3,530,851	3,125,240
Total equity	5,317,286	4,996,096
Total liabilities and equity	$6,876,443	$6,521,531
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Premiums	$244,688	$249,055	$734,763	$734,369
Net investment income	68,611	61,056	197,532	177,940
Net investment gains (losses)	(2,834)	(1,243)	(13,420)	(15,640)
Other income	990	720	4,246	3,329
Total revenues	311,455	309,588	923,121	899,998
Losses and expenses:
Losses incurred	35,885	12,164	91,715	14,844
Acquisition and operating expenses, net of deferrals	50,500	53,091	151,192	157,985
Amortization of deferred acquisition costs and intangibles	2,344	2,586	6,978	7,137
Interest expense	12,897	12,290	37,484	38,895
Loss on debt extinguishment	—	—	—	10,930
Total losses and expenses	101,626	80,131	287,369	229,791
Income before income taxes	209,829	229,457	635,752	670,207
Provision for income taxes	46,332	48,788	138,669	144,877
Net income	$163,497	$180,669	$497,083	$525,330

Net income per common share:
Basic	$1.11	$1.16	$3.32	$3.34
Diluted	$1.10	$1.15	$3.30	$3.31
Weighted average common shares outstanding:
Basic	147,434	155,561	149,735	157,191
Diluted	148,340	157,016	150,659	158,558
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$163,497	$180,669	$497,083	$525,330
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	63,814	134,319	170,962	128,412
Foreign currency translation gain (loss)	(1,257)	2	(5,292)	4
Other comprehensive income (loss)	62,557	134,321	165,670	128,416
Total comprehensive income (loss)	$226,054	$314,990	$662,753	$653,746
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended September 30, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of June 30, 2025	$1,484	$1,927,372	$(104,342)	$3,398,614	$5,223,128
Comprehensive income (loss):
Net income	—	—	—	163,497	163,497
Other comprehensive income (loss), net of taxes	—	—	62,557	—	62,557
Repurchase of common stock	(28)	(105,324)	—	—	(105,352)
Stock-based compensation expense and exercises and other	—	4,716	—	(302)	4,414
Dividends	—	—	—	(30,958)	(30,958)
Balance as of September 30, 2025	$1,456	$1,826,764	$(41,785)	$3,530,851	$5,317,286

	Three months ended September 30, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of June 30, 2024	$1,561	$2,220,903	$(236,305)	$2,839,670	$4,825,829
Comprehensive income (loss):
Net income	—	—	—	180,669	180,669
Other comprehensive income (loss), net of taxes	—	—	134,321	—	134,321
Repurchase of common stock	(22)	(71,251)	—	—	(71,273)
Stock-based compensation expense and exercises and other	5	(4,134)	—	(394)	(4,523)
Dividends	—	—	—	(28,778)	(28,778)
Balance as of September 30, 2024	$1,544	$2,145,518	$(101,984)	$2,991,167	$5,036,245

See Notes to Condensed Consolidated Financial Statements

	Nine months ended September 30, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2024	$1,523	$2,076,788	$(207,455)	$3,125,240	$4,996,096
Comprehensive income (loss):
Net income	—	—	—	497,083	497,083
Other comprehensive income (loss), net of taxes	—	—	165,670	—	165,670
Repurchase of common stock	(71)	(255,399)	—	—	(255,470)
Stock-based compensation expense and exercises and other	4	5,375	—	(929)	4,450
Dividends	—	—	—	(90,543)	(90,543)
Balance as of September 30, 2025	$1,456	$1,826,764	$(41,785)	$3,530,851	$5,317,286

	Nine months ended September 30, 2024
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
Comprehensive income (loss):
Net income	—	—	—	525,330	525,330
Other comprehensive income (loss), net of taxes	—	—	128,416	—	128,416
Repurchase of common stock	(55)	(169,552)	—	—	(169,607)
Stock-based compensation expense and exercises and other	6	4,179	—	(1,108)	3,077
Dividends	—	—	—	(83,318)	(83,318)
Balance as of September 30, 2024	$1,544	$2,145,518	$(101,984)	$2,991,167	$5,036,245
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net income	$497,083	$525,330
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	13,420	15,640
Amortization of fixed maturity securities discounts and premiums	(10,802)	(8,331)
Amortization of deferred acquisition costs and intangibles	6,978	7,137
Acquisition costs deferred	(3,874)	(4,349)
Deferred income taxes	7,851	3,409
Stock-based compensation expense	12,610	13,341
Amortization of debt issuance costs	1,064	1,610
Loss on debt extinguishment	—	10,930
Change in certain assets and liabilities:
Accrued investment income	(4,300)	(4,395)
Premiums receivable	4,383	(3,764)
Other assets	(19,499)	833
Loss reserves	47,339	(7,790)
Unearned premiums	(18,649)	(27,948)
Other liabilities	4,649	(1,521)
Net cash provided by operating activities	538,253	520,132
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,529,577)	(1,123,316)
Purchases of limited partnerships and equity interests	(500)	(5,512)
Proceeds from sales of fixed maturity securities available-for-sale	644,757	409,168
Proceeds from maturities of fixed maturity securities available-for-sale	652,771	529,787
Net change in short-term investments	1,369	18,672
Other	(5,266)	(12,412)
Net cash used in investing activities	(236,446)	(183,613)
Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	—	749,648
Debt issuance costs	—	(7,373)
Redemption of long-term debt	—	(757,500)
Repurchase of common stock	(255,377)	(169,321)
Dividends paid	(90,543)	(83,318)
Other	(11,742)	(10,975)
Net cash used in financing activities	(357,662)	(278,839)
Net increase (decrease) in cash and cash equivalents	(55,855)	57,680
Cash and cash equivalents at beginning of period	599,432	615,683
Cash and cash equivalents at end of period	$543,577	$673,363
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
Accounting Pronouncements Not Yet Adopted
Income Tax Disclosure
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. The guidance will have no impact on our consolidated financial statements but will expand our disclosures effective for annual reporting periods beginning on January 1, 2025 and will be adopted using the retrospective method.
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
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software, related to accounting for internal-use software costs. The new guidance modified the cost capitalization threshold by removing project development stages and adding evaluation considerations to the probable-to-complete threshold, as well as requiring additional disclosure of internal-use software and related amortization regardless of how the internal-use software is classified on the balance sheet. This guidance is effective for us for interim and annual reporting periods beginning on January 1, 2028 using the prospective, modified retrospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Fixed maturity securities available-for-sale	$64,678	$54,200	$184,415	$157,694
Cash, cash equivalents and short-term investments	6,203	8,713	19,557	25,602
Gross investment income before expenses and fees	70,881	62,913	203,972	183,296
Investment expenses and fees	(2,270)	(1,857)	(6,440)	(5,356)
Net investment income	$68,611	$61,056	$197,532	$177,940
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Fixed maturity securities available-for-sale:
Gross realized gains	$515	$195	$2,898	$738
Gross realized (losses)	(3,340)	(1,438)	(15,143)	(16,378)
Net realized gains (losses)	(2,825)	(1,243)	(12,245)	(15,640)
Write-down of available-for-sale fixed maturity securities	—	—	(1,254)	—
Other	(9)	—	79	—
Net investment gains (losses)	$(2,834)	$(1,243)	$(13,420)	$(15,640)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of September 30, 2025, and December 31, 2024.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	September 30, 2025	December 31, 2024
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(46,803)	$(251,729)
Short-term investments	1	(3)
Unrealized gains (losses) on investment securities	(46,802)	(251,732)
Income taxes	10,140	44,108
Net unrealized investment gains (losses)	$(36,662)	$(207,624)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2025	2024
Beginning balance	$(100,476)	$(236,463)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	65,694	169,745
Provision for income taxes	(4,113)	(36,407)
Change in unrealized gains (losses) on investment securities	61,581	133,338
Reclassification adjustments to net investment (gains) losses, net of taxes of $(592) and $(262), respectively	2,233	981
Change in net unrealized investment gains (losses)	63,814	134,319
Ending balance	$(36,662)	$(102,144)

	Nine months ended September 30,
(Amounts in thousands)	2025	2024
Beginning balance	$(207,624)	$(230,556)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	191,430	147,858
Provision for income taxes	(31,133)	(31,802)
Change in unrealized gains (losses) on investment securities	160,297	116,056
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2,834) and $(3,284), respectively	10,665	12,356
Change in net unrealized investment gains (losses)	170,962	128,412
Ending balance	$(36,662)	$(102,144)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of September 30, 2025, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$267,467	$4,474	$(1,076)	$270,865
State and political subdivisions	538,139	2,213	(53,459)	486,893
Non-U.S. government	174,243	5,542	(386)	179,399
U.S. corporate	2,877,618	53,139	(57,779)	2,872,978
Non-U.S. corporate	804,040	17,237	(13,753)	807,524
Residential mortgage-backed	288,300	4,502	(34)	292,768
Commercial mortgage-backed	80,207	1,177	(272)	81,112
Other asset-backed	1,085,290	7,062	(15,390)	1,076,962
Total fixed maturity securities available-for-sale	$6,115,304	$95,346	$(142,149)	$6,068,501
Short-term investments	2,001	1	—	2,002
Total investments	$6,117,305	$95,347	$(142,149)	$6,070,503
As of December 31, 2024, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$281,858	$590	$(5,085)	$277,363
State and political subdivisions	541,715	1,388	(75,627)	467,476
Non-U.S. government	85,566	94	(1,858)	83,802
U.S. corporate	2,943,900	11,363	(129,584)	2,825,679
Non-U.S. corporate	800,141	2,533	(30,050)	772,624
Residential mortgage-backed	8,394	27	(57)	8,364
Other asset-backed	1,214,928	4,716	(30,179)	1,189,465
Total fixed maturity securities available-for-sale	$5,876,502	$20,711	$(272,440)	$5,624,773
Short-term investments	3,370	1	(4)	3,367
Total investments	$5,879,872	$20,712	$(272,444)	$5,628,140

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$34,806	$(889)	5	$27,208	$(187)	9	$62,014	$(1,076)	14
State and political subdivisions	60,160	(3,689)	18	388,612	(49,770)	75	448,772	(53,459)	93
Non-U.S. government	9,314	(58)	16	10,879	(328)	3	20,193	(386)	19
U.S. corporate	112,455	(2,509)	29	1,033,678	(55,270)	184	1,146,133	(57,779)	213
Non-U.S. corporate	41,598	(1,830)	15	237,533	(11,923)	49	279,131	(13,753)	64
Residential mortgage-backed	11,527	(34)	6	—	—	—	11,527	(34)	6
Commercial mortgage-backed	16,861	(272)	8	—	—	—	16,861	(272)	8
Other asset-backed	74,140	(434)	37	379,355	(14,956)	98	453,495	(15,390)	135
Total for fixed maturity securities in an unrealized loss position	$360,861	$(9,715)	134	$2,077,265	$(132,434)	418	$2,438,126	$(142,149)	552
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of September 30, 2025, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$286,086	$285,072
Due after one year through five years	1,505,196	1,467,014
Due after five years through ten years	2,307,595	2,295,731
Due after ten years	562,630	569,842
Subtotal	4,661,507	4,617,659
Residential mortgage-backed	288,300	292,768
Commercial mortgage-backed	80,207	81,112
Other asset-backed	1,085,290	1,076,962
Total fixed maturity securities available-for-sale	$6,115,304	$6,068,501
As of September 30, 2025, securities issued by the finance and insurance, utilities, consumer—non-cyclical, technology and communications, energy, and capital goods industry groups represented approximately 31%, 13%, 11%, 11%, 10%, and 10% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of September 30, 2025, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of September 30, 2025, and December 31, 2024, $21.4 million and $25.7 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. As of September 30, 2025 and December 31, 2024, the fair value of the assets on deposit in these trusts was $292.8 million and $141.9 million, respectively, of which $41.5 million and $6.3 million, respectively, related to cash and cash equivalents.
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. The investment is recorded within Other assets. As of September 30, 2025, we have committed to additionally fund approximately $9.5 million over the remaining life of the fund.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, and therefore be classified as Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2025.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of September 30, 2025, and December 31, 2024.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio was priced using third-party pricing services as of September 30, 2025. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2025:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$270,865	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$486,893	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$179,399	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,445,988	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$687,783	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$292,768	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial mortgage-backed	$65,019	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$1,064,645	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $219.2 million and $85.3 million, respectively, as of September 30, 2025. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $27.5 million as of September 30, 2025.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $243.1 million as of September 30, 2025.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$270,865	$—	$270,865	$—
State and political subdivisions	486,893	—	486,893	—
Non-U.S. government	179,399	—	179,399	—
U.S. corporate	2,872,978	—	2,665,178	207,800
Non-U.S. corporate	807,524	—	773,123	34,401
Residential mortgage-backed	292,768	—	292,768	—
Commercial mortgage-backed	81,112	—	65,019	16,093
Other asset-backed	1,076,962	—	1,064,645	12,317
Total fixed maturity securities	6,068,501	—	5,797,890	270,611
Short-term investments	2,002	—	2,002	—
Total	$6,070,503	$—	$5,799,892	$270,611

	December 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$277,363	$—	$277,363	$—
State and political subdivisions	467,476	—	467,476	—
Non-U.S. government	83,802	—	83,802	—
U.S. corporate	2,825,679	—	2,602,893	222,786
Non-U.S. corporate	772,624	—	716,071	56,553
Residential mortgage-backed	8,364	—	8,364	—
Other asset-backed	1,189,465	—	1,187,263	2,202
Total fixed maturity securities	5,624,773	—	5,343,232	281,541
Short-term investments	3,367	—	3,367	—
Total	$5,628,140	$—	$5,346,599	$281,541
We had no liabilities recorded at fair value as of September 30, 2025, and December 31, 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$206,717	$246	$2,060	$999	$—	$(2,222)	$—	$—	$207,800	$246	$2,048
Non-U.S. corporate	46,103	(306)	362	—	(6,652)	(5,106)	—	—	34,401	(2)	345
Commercial mortgage-backed	—	199	(159)	16,053	—	—	—	—	16,093	199	(159)
Other asset-backed	3,290	11	91	9,911	—	(1)	—	(985)	12,317	12	91
Total	$256,110	$150	$2,354	$26,963	$(6,652)	$(7,329)	$—	$(985)	$270,611	$455	$2,325

	Beginning balance as of July 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$237,448	$(7,176)	$16,456	$—	$—	$(222)	$—	$(13,592)	$232,914	$82	$7,081
Non-U.S. corporate	82,053	(1,236)	1,803	—	(17,937)	(105)	—	(2,994)	61,584	22	110
Other asset-backed	13,907	9	428	6,249	—	—	—	(13,411)	7,182	9	18
Total	$333,408	$(8,403)	$18,687	$6,249	$(17,937)	$(327)	$—	$(29,997)	$301,680	$113	$7,209
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,786	$730	$8,308	$999	$—	$(6,444)	$—	$(18,579)	$207,800	$730	$7,973
Non-U.S. corporate	56,553	(1,571)	1,318	1,890	(6,669)	(13,317)	—	(3,803)	34,401	(1,263)	1,240
Commercial mortgage-backed	—	199	(159)	16,053	—	—	—	—	16,093	199	(159)
Other asset-backed	2,202	29	78	10,897	—	(4)	100	(985)	12,317	30	78
Total	$281,541	$(613)	$9,545	$29,839	$(6,669)	$(19,765)	$100	$(23,367)	$270,611	$(304)	$9,132

(Amounts in thousands)	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2024	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$247,205	$(7,535)	$14,504	$—	$(1,739)	$(10,580)	$4,651	$(13,592)	$232,914	$67	$4,895
Non-U.S. corporate	81,321	(1,220)	(261)	6,000	(17,946)	(3,316)	—	(2,994)	61,584	39	(1,963)
Other asset-backed	2,958	26	437	23,183	—	(331)	—	(19,091)	7,182	26	19
Total	$331,484	$(8,729)	$14,680	$29,183	$(19,685)	$(14,227)	$4,651	$(35,677)	$301,680	$132	$2,951
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2025:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$207,800	Credit spreads	14 - 151	86
Non-U.S. corporate	Internal models	$30,286	Credit spreads	75 - 125	92
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

	September 30, 2025		December 31, 2024
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$744,114	$784,793	$743,050	$764,070
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	September 30, 2025	December 31, 2024
Domestic mortgage insurance	$566,923	$520,032
Other reserves	5,131	4,683
Total loss reserves	$572,054	$524,715

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the nine months ended September 30, is summarized as follows:

(Amounts in thousands)	2025	2024
Gross loss reserves, beginning balance	$520,032	$517,515
Reinsurance recoverable, beginning balance	(2,909)	(1,294)
Net loss reserves, beginning balance	517,123	516,221

Losses and LAE incurred related to current accident year	220,985	211,665
Losses and LAE incurred related to prior accident years	(142,862)	(200,457)
Total incurred	78,123	11,208

Losses and LAE paid related to current accident year	3,578	(147)
Losses and LAE paid related to prior accident years	(35,655)	(21,412)
Total paid	(32,077)	(21,559)

Net loss reserves, ending balance	563,169	505,870
Reinsurance recoverable, ending balance	3,754	1,509
Gross loss reserves, ending balance	$566,923	$507,379

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
For the nine months ended September 30, 2025, losses and LAE incurred of $221 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $212 million for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, we also recorded favorable reserve adjustments of $140 million primarily on prior accident year reserves, driven by cure performance of delinquencies from 2024 and prior.
During the nine months ended September 30, 2024, we released $196 million of reserves primarily driven by cure performance of delinquencies from 2023 and prior. As part of the reserve adjustments in 2024, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment.

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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net premiums written:
Direct	$265,236	$262,723	$791,242	$777,148
Assumed	7,856	6,782	23,292	11,813
Ceded	(33,577)	(28,937)	(98,420)	(82,540)
Net premiums written	$239,515	$240,568	$716,114	$706,421

Net premiums earned:
Direct	$270,409	$271,210	$809,891	$805,096
Assumed	7,856	6,782	23,292	11,813
Ceded	(33,577)	(28,937)	(98,420)	(82,540)
Net premiums earned	$244,688	$249,055	$734,763	$734,369
The difference between written premiums of $239.5 million and earned premiums of $244.7 million represents the decrease in unearned premiums for the three months ended September 30, 2025. The difference between written premiums of $716.1 million and earned premiums of $734.8 million represents the decrease in unearned premiums for the nine months ended September 30, 2025. The decrease in unearned premiums in both periods was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of September 30, 2025:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$186	$303	$82
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$299	$372	$122
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$240	$248	$194
Total						$398

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$659	$206	$64
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$442	$196	$142
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$365	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$309	$289	$129
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$257	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$244	$201	$136
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$353	$180	$159
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$362	$361	$270	$270
2024-2 XOL	6/25/2024	7/01/2023 - 12/31/2023	$134	$133	$90	$78
2025-1 XOL	1/27/2025	1/01/2025 - 12/31/2025	$257	$257	$118	$118
2025-2 XOL	1/27/2025	1/01/2025 - 12/31/2025	$213	$213	$18	$18
Total						$1,175
On January 27, 2025, we entered into an excess-of-loss reinsurance transaction that covers a portion of expected new insurance written from January 1, 2026, through December 31, 2026, and provides reinsurance coverage of approximately $260 million.
On October 27, 2025, we entered into an excess-of-loss reinsurance transaction that covers a portion of expected new insurance written from January 1, 2027, through December 31, 2027, and provides reinsurance coverage of approximately $170 million.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of certain events. Reinsurance recoverables are recorded in Other assets on the consolidated balance sheets.

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	16.125%	20%	up to 55%
QS 2024-1	1/03/2024	1/01/2024 - 12/31/2024	21.225%	20%	up to 55%
QS 2025-1	11/26/2024	1/01/2025 - 12/31/2025	27.150%	20%	up to 62%
QS 2026-1	11/26/2024	1/01/2026 - 12/31/2026	27.000%	20%	up to 61%
QS 2027-1	9/23/2025	1/01/2027 - 12/31/2027	33.750%	20%	up to 63%

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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	September 30, 2025	December 31, 2024
6.25% Senior Notes, due 2029	$750,000	$750,000
Deferred borrowing charges and discount	(5,886)	(6,950)
Total	$744,114	$743,050
Redemption of Senior Notes due 2025
In June 2024, we exercised our right to redeem all $750 million of the outstanding aggregate principal amount of our 6.5% senior notes due 2025 (“2025 Notes”) at a price of 101% of the principal amount. We funded the redemption primarily through the proceeds of the 2029 Notes. The redemption resulted in a loss on debt extinguishment of $10.9 million.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revolving Credit Agreement
On September 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility (the “2025 Revolving Credit Facility”) in the initial aggregate principal amount of $435 million, to replace our then-outstanding $200 million five-year unsecured revolving credit facility (the “2022 Revolving Credit Facility”). The 2025 Revolving Credit Facility includes the ability for EHI to increase the commitments on an uncommitted basis, by an additional aggregate principal amount of up to $217.5 million. Borrowings under the 2025 Revolving Credit Facility will accrue interest at a floating rate tied to a standard short-term borrowing index, selected at EHI’s option, plus an applicable margin. The applicable margins are based on the ratings established by certain debt rating agencies for EHI’s senior unsecured debt. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date.
We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through September 30, 2025.
(8)Income taxes
We compute the provision for income taxes on a separate return with benefits-for-loss method. If during the nine-month periods ended September 30, 2025 and 2024, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
Our ability to realize deferred tax assets is largely dependent upon generating sufficient taxable income and capital gains in future years. We released the valuation allowance of $10.0 million through accumulated other comprehensive income (loss) during the nine months ended September 30, 2025. This change is due to the decrease in unrealized losses in accumulated other comprehensive income for the Company and the consolidated tax group during the period.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes certain tax provisions, was signed into law. The OBBBA did not have a material impact on our consolidated financial statements.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $2.3 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively. We incurred costs for these services of $7.0 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $2.1 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively. The total investment expenses paid to Genworth were $5.7 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We paid cash dividends of $25.1 million and $23.4 million to Genworth in the three months ended September 30, 2025 and 2024, respectively. We paid cash dividends of $73.4 million and $67.9 million to Genworth in the nine months ended September 30, 2025 and 2024, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. We paid Genworth $85.3 million and $58.0 million related to shares repurchased in the three months ended September 30, 2025 and 2024, respectively. We paid Genworth $206.7 million and $137.5 million related to shares repurchased in the nine months ended September 30, 2025 and 2024, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	September 30, 2025	December 31, 2024
Amounts payable to Genworth	$9,379	$8,197
Amounts receivable from Genworth	$153	$199
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 2025 and 2024, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees, as well as deferred stock units issued to our directors.
The calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Net income available to EHI common stockholders	$163,497	$180,669	$497,083	$525,330
Net income per common share:
Basic	$1.11	$1.16	$3.32	$3.34
Diluted	$1.10	$1.15	$3.30	$3.31
Weighted average common shares outstanding:
Basic	147,434	155,561	149,735	157,191
Diluted	148,340	157,016	150,659	158,558

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2025, net of tax	$(100,476)	$(3,866)	$(104,342)
Other comprehensive income (loss) before reclassifications	61,581	(1,257)	60,324
Amounts reclassified from other comprehensive income (loss)	2,233	—	2,233
Total other comprehensive income (loss)	63,814	(1,257)	62,557
Balance as of September 30, 2025, net of tax	$(36,662)	$(5,123)	$(41,785)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2024, net of tax	$(236,463)	$158	$(236,305)
Other comprehensive income (loss) before reclassifications	133,338	2	133,340
Amounts reclassified from other comprehensive income (loss)	981	—	981
Total other comprehensive income (loss)	134,319	2	134,321
Balance as of September 30, 2024, net of tax	$(102,144)	$160	$(101,984)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the nine months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2025, net of tax	$(207,624)	$169	$(207,455)
Other comprehensive income (loss) before reclassifications	160,297	(5,292)	155,005
Amounts reclassified from other comprehensive income (loss)	10,665	—	10,665
Total other comprehensive income (loss)	170,962	(5,292)	165,670
Balance as of September 30, 2025, net of tax	$(36,662)	$(5,123)	$(41,785)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2024, net of tax	$(230,556)	$156	$(230,400)
Other comprehensive income (loss) before reclassifications	116,056	4	116,060
Amounts reclassified from other comprehensive income (loss)	12,356	—	12,356
Total other comprehensive income (loss)	128,412	4	128,416
Balance as of September 30, 2024, net of tax	$(102,144)	$160	$(101,984)

The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)				Affected line item in the condensed consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net unrealized gains (losses) on investments	$(2,825)	$(1,243)	$(13,499)	$(15,640)	Net investment gains (losses)
Benefit (expense) from income taxes	592	262	2,834	3,284	Provision for income taxes
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
During the three months ended September 30, 2025, the Company purchased 2,824,499 shares at an average price of $37.23 per share, excluding commissions, compared to 2,096,329 shares at an average price of $34.04 per share, excluding commissions, during the three months ended September 30, 2024. During the nine months ended September 30, 2025, the Company purchased 7,169,155 shares at an average price of $35.58 per share, excluding commissions, compared to 5,477,586 shares at an average price of $30.86 per share, excluding commissions, during the nine months ended September 30, 2024. As of September 30, 2025, $187.8 million remained available under the share repurchase program that was announced on April 30, 2025. All treasury stock has been retired as of September 30, 2025.
Subsequent to quarter end, the Company purchased 1,158,693 shares at an average price of $36.19 per share through October 31, 2025.
Cash Dividends
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period.

Quarter Ended	2025	2024
March 31	$0.185	$0.16
June 30	0.21	0.185
September 30	0.21	0.185
December 31	N/A	0.185
Total dividends per common share declared and paid	$0.605	$0.715

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the nine months ended September 30, 2025 and 2024, and our audited consolidated financial statements and related notes for the years ended December 31, 2024 and 2023, within our Annual Report on Form 10-K for the fiscal year ending December 31, 2024 (the “Annual Report”).
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
Trends and Conditions
Macroeconomic environment. Throughout 2025, the United States economy was subject to significant volatility and uncertainty, largely related to changing economic policies, including new and increasing tariffs, continued inflationary pressure, the then impending government shutdown as well as certain domestic and geopolitical tensions. The ancillary effects of these factors on the domestic and global economies could materially impact the United States housing markets and our business.
The Bureau of Labor Statistics reported in September 2025 that Consumer Price Index (“CPI”) inflation was 3.0% year-over-year compared to 2.7% year-over-year in June 2025 while the unemployment rate has risen to 4.3% in August 2025 from 4.1% in June 2025. Elevated inflation remains a challenge for the Federal Open Market Committee as it navigates heightened uncertainty.
The U.S. mortgage origination market remained relatively slow in response to elevated mortgage rates. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. Affordability pressures have eased slightly during the quarter as mortgage rates began to decline and national house price growth has slowed according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (Seasonally Adjusted).
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
Our portfolio. New insurance written (“NIW”) of $14.0 billion in the third quarter of 2025 increased 3% compared to the third quarter of 2024. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. Our primary persistency rate was 83% during the third quarter of 2025 and 83% for the third quarter of 2024. The persistency rate continues to remain higher than historical averages driven by a large percentage of our in-force policies with mortgage rates below current mortgage rates.
Net earned premiums decreased modestly in the third quarter of 2025 compared to the third quarter of 2024 primarily as a result of higher ceded premiums partially offset by insurance in-force growth.
Loss experience. Our loss ratio for the three months ended September 30, 2025, was 15% as compared to 5% for the three months ended September 30, 2024. Both periods were impacted by favorable reserve development. In the third quarter of 2025, we released $45 million of reserves, driven by cure performance of delinquencies from 2024 and prior. This compares to the third quarter of 2024, where we recorded a $65 million reserve release primarily driven by cure performance on delinquencies from 2023 and prior.
New delinquencies in the third quarter of 2025 increased slightly compared to the third quarter of 2024 due to the normal loss development pattern on newer books. Current period primary delinquencies of 12,998 contributed $79 million of loss expense in the third quarter of 2025. This compares to $75 million of loss expense from 12,964 primary delinquencies that were reported in the third quarter of 2024. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
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
Capital requirements and ratings. As of September 30, 2025, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 10.2:1, compared with risk-to-capital ratios of 10.5:1 and 10.4:1 as of December 31, 2024, and September 30, 2024, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of September 30, 2025, we had estimated available assets of $4,974 million against $3,070 million net required assets under PMIERs compared to available assets of $4,992 million against $3,031 million net required assets as of June 30, 2025. The sufficiency ratio as of September 30, 2025, was 162%, or $1,904 million, above the PMIERs requirements, compared to 165%, or $1,961 million, above the PMIERs requirements as of June 30, 2025. Our PMIERs required assets benefited from a reinsurance credit of $1,889 million and $1,870 million related to third-party reinsurance as of September 30, 2025, and June 30, 2025, respectively.
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
On August 6, 2025, Moody’s upgraded the insurance financial strength rating of EMICO from A3 to A2.
Recent transactions. In January 2025, we entered into two excess-of-loss reinsurance transactions that cover a portion of expected new insurance written from January 1, 2025, through December 31, 2025, and January 1, 2026, through December 31, 2026, and provide reinsurance coverage of approximately $225 million and $260 million, respectively.
On September 23, 2025, we entered into a quota share reinsurance agreement with a panel of reinsurers. Under the agreement, EMICO will cede approximately 34% of a portion of its expected new insurance written for the period from January 1, 2027, through December 31, 2027.
On September 30, 2025, we entered into a five-year, unsecured revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of lenders in the initial aggregate principal amount of $435 million, which replaces the previous $200 million senior unsecured revolving credit facility. The 2025 Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility remains undrawn as of September 30, 2025.
On October 27, 2025, we entered into an excess-of-loss reinsurance transaction that covers a portion of expected new insurance written from January 1, 2027, through December 31, 2027, and provides reinsurance coverage of approximately $170 million.
Capital returns. In March, June and September 2025, our primary mortgage insurance operating company, EMICO, paid dividends to EHI that support our ability to return capital to shareholders. We paid a dividend of $0.185 per common share during the first quarter of 2025. In April 2025, we announced an increase of our quarterly dividend to $0.21 per common share which was paid in both June and September 2025. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
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
Results of Operations and Key Metrics
Results of Operations
Three months ended September 30, 2025, compared to three months ended September 30, 2024
The following table sets forth our consolidated results for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$244,688	$249,055	$(4,367)	(2)%
Net investment income	68,611	61,056	7,555	12%
Net investment gains (losses)	(2,834)	(1,243)	(1,591)	(128)%
Other income	990	720	270	38%
Total revenues	311,455	309,588	1,867	1%
Losses and expenses:
Losses incurred	35,885	12,164	23,721	195%
Acquisition and operating expenses, net of deferrals	50,500	53,091	(2,591)	(5)%
Amortization of deferred acquisition costs and intangibles	2,344	2,586	(242)	(9)%
Interest expense	12,897	12,290	607	5%
Total losses and expenses	101,626	80,131	21,495	27%
Income before income taxes	209,829	229,457	(19,628)	(9)%
Provision for income taxes	46,332	48,788	(2,456)	(5)%
Net income	$163,497	$180,669	$(17,172)	(10)%
Loss ratio (2)	15%	5%
Expense ratio (3)	22%	22%
Net earned premium rate (4)	0.35%	0.36%
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

Revenues
Premiums decreased modestly for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily as a result of higher ceded premiums partially offset by insurance in-force growth. The net earned premium rate was 0.35% for the three months ended September 30, 2025, down slightly from 0.36% for the three months ended September 30, 2024.
Net investment income increased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to higher yields and higher average invested assets.
Net investment losses in the third quarter of 2025 and 2024 were driven primarily by realized losses on the sale of fixed maturity securities.
Losses and expenses
Losses incurred during the third quarter of 2025 and 2024 were both impacted by prior year development. In the third quarter of 2025, we recorded a reserve release of $45 million, driven by cure performance of delinquencies from 2024 and prior years. In the third quarter of 2024, we recorded a reserve release of $65 million primarily related to cure performance of delinquencies from 2023 and prior years. Current period primary delinquencies of 12,998 contributed $79 million of loss expense in the three months ended September 30, 2025. This compares to $75 million of loss expense from 12,964 primary delinquencies in the three months ended September 30, 2024.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2025	2024
Losses and LAE incurred related to current accident year	$76,361	$76,612
Losses and LAE incurred related to prior accident years	(44,720)	(67,225)
Total incurred (1)	$31,641	$9,387
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased for the three months ended September 30, 2025, primarily due to restructuring activities in 2024 and higher ceding commissions.
The expense ratio was flat as a result of small decreases in both premiums and expenses.
Interest expense primarily relates to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 22.1% and 21.3% for the three months ended September 30, 2025 and 2024, respectively, consistent with the United States corporate federal income tax rate.

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024
The following table sets forth our consolidated results for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$734,763	$734,369	$394	—%
Net investment income	197,532	177,940	19,592	11%
Net investment gains (losses)	(13,420)	(15,640)	2,220	14%
Other income	4,246	3,329	917	28%
Total revenues	923,121	899,998	23,123	3%
Losses and expenses:
Losses incurred	91,715	14,844	76,871	NM(1)
Acquisition and operating expenses, net of deferrals	151,192	157,985	(6,793)	(4)%
Amortization of deferred acquisition costs and intangibles	6,978	7,137	(159)	(2)%
Interest expense	37,484	38,895	(1,411)	(4)%
Loss on debt extinguishment	—	10,930	(10,930)	NM
Total losses and expenses	287,369	229,791	57,578	25%
Income before income taxes	635,752	670,207	(34,455)	(5)%
Provision for income taxes	138,669	144,877	(6,208)	(4)%
Net income	$497,083	$525,330	$(28,247)	(5)%
Loss ratio (2)	12%	2%
Expense ratio (3)	22%	22%
Net earned premium rate (4)	0.35%	0.36%
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
Revenues
Premiums were flat for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as insurance in-force growth and higher assumed premiums were offset by higher ceded premiums and slightly lower average premium rates. The net earned premium rate was 0.35% for the nine months ended September 30, 2025, down slightly from 0.36% for the nine months ended September 30, 2024.
Net investment income increased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily attributable to an increase in investment yields and higher average invested assets.
Net investment losses in both periods were driven primarily by realized losses on the sale of fixed maturity securities.

Losses and expenses
Losses incurred during the first nine months of 2025 and 2024 were both impacted by favorable reserve adjustments. During the first nine months of 2025, we released reserves of $140 million primarily on prior accident year reserves driven by cure performance of delinquencies from 2024 and prior years. During the first nine months of 2024, we released reserves of $196 million primarily due to better than expected cure performance on delinquencies from 2023 and prior years. As part of the reserve adjustments in 2024, we also decreased our claim rate assumptions for new and existing delinquencies as a result of sustained favorable cure performance and lessening uncertainty in the economic environment. New primary delinquencies of 36,802 contributed $223 million of loss expense in the first nine months of 2025. This compares to $209 million of loss expense from 34,820 new primary delinquencies in the first nine months of 2024.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands)	2025	2024
Losses and LAE incurred related to current accident year	$220,985	$211,665
Losses and LAE incurred related to prior accident years	(142,862)	(200,457)
Total incurred (1)	$78,123	$11,208
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased slightly driven primarily by severance expenses as a part of restructuring activities in 2024.
The expense ratio was flat due to a small decrease in expenses and flat premium growth.
The loss on debt extinguishment for the nine months ended September 30, 2024, relates to the expenses incurred associated with the redemption of our 2025 Notes.
Interest expense for the nine months ended September 30, 2025, primarily relates to our 2029 Notes, while interest expense for the nine months ended September 30, 2024, primarily relates to 2025 Notes and 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.8% and 21.6% for the nine months ended September 30, 2025 and 2024, respectively, consistent with the United States corporate federal income tax rate.
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

“Adjusted operating income” is defined as U.S. GAAP net income excluding the effects of (i) net investment gains (losses), (ii) reorganization or restructuring costs and infrequent or unusual non-operating items, and (iii) gains (losses) on the extinguishment of debt.
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
(ii)Reorganization or restructuring costs and infrequent or unusual non-operating items are also excluded from adjusted operating income if, in our opinion, they are not indicative of overall operating trends.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2025	2024
Net income	$163,497	$180,669
Adjustments to net income:
Net investment (gains) losses	2,834	1,243
Costs associated with reorganization	189	848
Taxes on adjustments	(635)	(439)
Adjusted operating income	$165,885	$182,321
Adjusted operating income decreased for the three months ended September 30, 2025, as compared to September 30, 2024, primarily due to higher losses, partially offset by higher net investment income.

	Nine months ended September 30,
(Amounts in thousands)	2025	2024
Net income	$497,083	$525,330
Adjustments to net income:
Net investment (gains) losses	13,420	15,640
Costs associated with reorganization	794	4,241
Loss on debt extinguishment	—	10,930
Taxes on adjustments	(2,985)	(6,470)
Adjusted operating income	$508,312	$549,671
Adjusted operating income decreased for the nine months ended September 30, 2025, as compared to September 30, 2024, primarily due to higher losses, partially offset by higher net investment income and lower expenses.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis related to our domestic mortgage insurance portfolio.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended September 30,
(Dollar amounts in millions)	2025	2024
New insurance written	$14,048	$13,591
Primary insurance in-force(1)	$272,349	$268,003
Primary risk in-force	$71,144	$69,611
Persistency rate	83%	83%
Primary policies in-force (count)	953,657	967,501
Delinquent loans (count)	23,382	21,027
Delinquency rate	2.45%	2.17%

	Nine months ended September 30,
(Dollar amounts in millions)	2025	2024
New insurance written	$37,120	$37,736
Persistency rate	83%	83%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended September 30, 2025, increased modestly compared to the three months ended September 30, 2024, while NIW for the nine months ended September 30, 2024, decreased slightly compared to the nine months ended September 30, 2024.

The following table presents NIW by product for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2025		2024		2025		2024
Primary	$14,048	100%	$13,591	100%	$37,120	100%	$37,736	100%
Pool	—	—	—	—	—	—	—	—
Total	$14,048	100%	$13,591	100%	$37,120	100%	$37,736	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2025		2024		2025		2024
Purchases	$13,020	93%	$12,982	96%	$34,494	93%	$36,227	96%
Refinances	1,028	7	609	4	2,626	7	1,509	4
Total	$14,048	100%	$13,591	100%	$37,120	100%	$37,736	100%

The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2025		2024		2025		2024
Monthly	$13,567	97%	$12,851	95%	$35,484	96%	$36,062	96%
Single	461	3	722	5	1,591	4	1,619	4
Other	20	—	18	—	45	—	55	—
Total	$14,048	100%	$13,591	100%	$37,120	100%	$37,736	100%

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2025		2024
Over 760	$7,097	50%	$6,433	47%
740-759	2,326	17	2,172	16
720-739	1,689	12	1,855	14
700-719	1,237	9	1,398	10
680-699	855	6	905	7
660-679 (1)	498	3	446	3
640-659	228	2	268	2
620-639	112	1	105	1
<620	6	—	9	—
Total	$14,048	100%	$13,591	100%

	Nine months ended September 30,
(Amounts in millions)	2025		2024
Over 760	$18,929	51%	$18,122	48%
740-759	6,076	16	5,949	16
720-739	4,620	12	5,062	13
700-719	3,277	9	3,722	10
680-699	2,149	6	2,427	6
660-679 (1)	1,222	3	1,396	4
640-659	585	2	750	2
620-639	243	1	289	1
<620	19	—	19	—
Total	$37,120	100%	$37,736	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

Loan-to-value (“LTV”) ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2025		2024
95.01% and above	$2,524	18%	$2,766	20%
90.01% to 95.00%	5,214	37	5,232	39
85.01% to 90.00%	4,226	30	4,044	30
85.00% and below	2,084	15	1,549	11
Total	$14,048	100%	$13,591	100%

	Nine months ended September 30,
(Amounts in millions)	2025		2024
95.01% and above	$7,158	19%	$7,735	21%
90.01% to 95.00%	13,635	37	14,336	38
85.01% to 90.00%	11,058	30	11,411	30
85.00% and below	5,269	14	4,254	11
Total	$37,120	100%	$37,736	100%
Debt-to-income (“DTI”) ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2025		2024
45.01% and above	$4,416	32%	$3,742	28%
38.01% to 45.00%	5,081	36	5,026	37
38.00% and below	4,551	32	4,823	35
Total	$14,048	100%	$13,591	100%

	Nine months ended September 30,
(Amounts in millions)	2025		2024
45.01% and above	$11,145	30%	$10,946	29%
38.01% to 45.00%	13,419	36	13,886	37
38.00% and below	12,556	34	12,904	34
Total	$37,120	100%	$37,736	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased since December 31, 2024, as NIW outpaced policy lapse and cancellations. The primary persistency rate was 83% for the three months ended September 30, 2025 and 2024. RIF increased since December 31, 2024 primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
Primary IIF	$272,349	100%	$268,825	100%	$268,003	100%
Pool IIF	342	—	379	—	394	—
Total IIF	$272,691	100%	$269,204	100%	$268,397	100%

Primary RIF	$71,144	100%	$69,985	100%	$69,611	100%
Pool RIF	52	—	57	—	60	—
Total RIF	$71,196	100%	$70,042	100%	$69,671	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
Purchases IIF	$250,002	92%	$243,730	91%	$242,514	90%
Refinances IIF	22,347	8	25,095	9	25,489	10
Total IIF	$272,349	100%	$268,825	100%	$268,003	100%

Purchases RIF	$65,825	93%	$64,031	91%	$63,622	91%
Refinances RIF	5,319	7	5,954	9	5,989	9
Total RIF	$71,144	100%	$69,985	100%	$69,611	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
Monthly IIF	$246,528	90%	$241,785	90%	$240,369	89%
Single IIF	24,256	9	25,301	9	25,844	10
Other IIF	1,565	1	1,739	1	1,790	1
Total IIF	$272,349	100%	$268,825	100%	$268,003	100%

Monthly RIF	$65,527	92%	$64,078	91%	$63,582	91%
Single RIF	5,217	7	5,466	8	5,575	8
Other RIF	400	1	441	1	454	1
Total RIF	$71,144	100%	$69,985	100%	$69,611	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
2008 and prior	$4,372	2%	$4,860	2%	$5,011	2%
2009-2017	6,942	2	9,045	3	10,138	4
2018	4,147	1	4,790	2	5,037	2
2019	9,993	4	11,415	4	11,924	4
2020	29,735	11	34,940	13	36,958	14
2021	48,447	18	57,266	21	60,342	22
2022	47,952	18	53,063	20	54,878	20
2023	40,694	15	45,208	17	47,387	18
2024	44,401	16	48,238	18	36,328	14
2025	35,666	13	—	—	—	—
Total	$272,349	100%	$268,825	100%	$268,003	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
2008 and prior	$1,131	2%	$1,256	2%	$1,296	2%
2009-2017	1,796	3	2,368	3	2,666	4
2018	1,069	1	1,233	2	1,297	2
2019	2,615	4	2,984	4	3,113	4
2020	8,178	11	9,553	14	10,042	14
2021	13,072	18	15,043	21	15,710	23
2022	12,289	17	13,476	19	13,892	20
2023	10,590	15	11,719	17	12,271	18
2024	11,401	16	12,353	18	9,324	13
2025	9,003	13	—	—	—	—
Total	$71,144	100%	$69,985	100%	$69,611	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2025	2024
Beginning balance	$269,754	$266,060
NIW	14,048	13,591
Cancellations, principal repayments and other reductions (1)	(11,453)	(11,648)
Ending balance	$272,349	$268,003

	Nine months ended September 30,
(Amounts in millions)	2025	2024
Beginning balance	$268,825	$262,937
NIW	37,120	37,736
Cancellations, principal repayments and other reductions (1)	(33,596)	(32,670)
Ending balance	$272,349	$268,003
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
95.01% and above	$53,522	20%	$50,318	18%	$49,363	18%
90.01% to 95.00%	113,852	42	112,362	42	111,992	42
85.01% to 90.00%	79,390	29	79,932	30	79,628	30
85.00% and below	25,585	9	26,213	10	27,020	10
Total	$272,349	100%	$268,825	100%	$268,003	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
95.01% and above	$15,374	22%	$14,428	21%	$14,141	20%
90.01% to 95.00%	33,121	47	32,686	47	32,579	47
85.01% to 90.00%	19,589	27	19,729	28	19,649	28
85.00% and below	3,060	4	3,142	4	3,242	5
Total	$71,144	100%	$69,985	100%	$69,611	100%

The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
Over 760	$119,234	44%	$115,554	43%	$114,424	43%
740-759	44,675	16	43,955	17	43,793	17
720-739	37,955	14	37,717	14	37,671	14
700-719	29,567	11	29,819	11	29,910	11
680-699	20,886	8	21,355	8	21,557	8
660-679 (1)	11,079	4	11,245	4	11,391	4
640-659	6,001	2	6,147	2	6,179	2
620-639	2,414	1	2,461	1	2,495	1
<620	538	—	572	—	583	—
Total	$272,349	100%	$268,825	100%	$268,003	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
Over 760	$30,991	44%	$29,985	43%	$29,644	43%
740-759	11,709	16	11,494	17	11,423	17
720-739	10,058	14	9,949	14	9,912	14
700-719	7,728	11	7,746	11	7,751	11
680-699	5,432	8	5,523	8	5,553	8
660-679 (1)	2,906	4	2,924	4	2,951	4
640-659	1,564	2	1,589	2	1,592	2
620-639	619	1	629	1	636	1
<620	137	—	146	—	149	—
Total	$71,144	100%	$69,985	100%	$69,611	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
45.01% and above	$64,258	24%	$59,864	22%	$58,718	22%
38.01% to 45.00%	99,259	36	97,361	36	96,861	36
38.00% and below	108,832	40	111,600	42	112,424	42
Total	$272,349	100%	$268,825	100%	$268,003	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2025		December 31, 2024		September 30, 2024
45.01% and above	$16,876	24%	$15,674	22%	$15,353	22%
38.01% to 45.00%	25,765	36	25,226	36	25,052	36
38.00% and below	28,503	40	29,085	42	29,206	42
Total	$71,144	100%	$69,985	100%	$69,611	100%

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
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Nine months ended September 30,
(Loan count)	2025	2024
Number of delinquencies, beginning of period	23,566	20,432
New defaults	36,802	34,820
Cures	(36,304)	(33,640)
Claims paid	(650)	(552)
Rescissions and claim denials	(32)	(33)
Number of delinquencies, end of period	23,382	21,027
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands) (1)	2025	2024
Loss reserves, beginning of period	$472,110	$476,709
Claims paid	(36,675)	(21,469)
Change in reserve	84,746	5,273
Loss reserves, end of period	$520,181	$460,513
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	September 30, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,969	$109	$806	14%
4 - 11 payments	7,951	216	594	36%
12 payments or more	3,462	195	250	78%
Total	23,382	$520	$1,650	32%

	December 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%
Total	23,566	$472	$1,607	29%

	September 30, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,132	$102	$715	14%
4 - 11 payments	6,831	188	477	39%
12 payments or more	3,064	171	202	85%
Total	21,027	$461	$1,394	33%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of September 30, 2025, has increased slightly compared to December 31, 2024, as a result of fewer newer delinquencies that have a lower expected claim rate.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of September 30, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	13%	2.63%
Texas	9	9	2.64%
Florida (1)	8	13	3.11%
New York (1)	5	9	3.28%
Illinois (1)	4	5	3.01%
Arizona	4	4	2.57%
Michigan	4	3	2.20%
Georgia	3	4	3.07%
North Carolina	3	2	2.00%
Pennsylvania	3	3	2.23%
All other states (2)	45	35	2.16%
Total	100%	100%	2.45%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of September 30, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.66%
Chicago-Naperville, IL MD	3	4	3.20%
Atlanta, GA MSA	3	3	3.28%
New York, NY MD	2	5	3.68%
Dallas, TX MD	2	2	2.34%
Houston, TX MSA	2	3	3.27%
Washington-Arlington, DC MD	2	2	2.27%
Riverside-San Bernardino, CA MSA	2	3	3.32%
Los Angeles-Long Beach, CA MD	2	3	3.05%
Denver-Aurora-Lakewood, CO MSA	2	1	1.52%
All Other MSAs/MDs	77	71	2.34%
Total	100%	100%	2.45%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.41%
Chicago-Naperville, IL MD	3	4	3.29%
Atlanta, GA MSA	3	3	3.02%
New York, NY MD	2	6	3.53%
Houston, TX MSA	2	3	3.58%
Dallas, TX MD	2	2	2.38%
Washington-Arlington, DC MD	2	2	2.03%
Riverside-San Bernardino, CA MSA	2	3	3.25%
Los Angeles-Long Beach, CA MD	2	2	2.65%
Denver-Aurora-Lakewood, CO MSA	2	1	1.38%
All Other MSAs/MDs	77	71	2.35%
Total	100%	100%	2.45%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of September 30, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	8%	7.85%	5.55%
2009-2017	3	7	4.85%	0.59%
2018	1	4	4.91%	0.92%
2019	4	6	3.17%	0.80%
2020	11	12	2.20%	0.87%
2021	18	21	2.45%	1.47%
2022	17	22	2.69%	2.25%
2023	15	14	2.33%	1.96%
2024	16	6	1.36%	1.24%
2025	13	—	0.18%	0.18%
Total portfolio	100%	100%	2.45%	4.12%
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

Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of September 30, 2025, our 2018 and newer policy years represented approximately 95% of our primary RIF and 85% of our total direct primary case reserves.
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

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	September 30, 2025		December 31, 2024
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$270,865	4%	$277,363	5%
State and political subdivisions	486,893	8	467,476	8
Non-U.S. government	179,399	3	83,802	2
U.S. corporate	2,872,978	48	2,825,679	50
Non-U.S. corporate	807,524	13	772,624	14
Residential mortgage-backed	292,768	5	8,364	—
Commercial mortgage-backed	81,112	1	—	—
Other asset-backed	1,076,962	18	1,189,465	21
Total available-for-sale fixed maturity securities	$6,068,501	100%	$5,624,773	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of September 30, 2025 or December 31, 2024. We have no derivative financial instruments in our investment portfolio.
As of both September 30, 2025, and December 31, 2024, 99% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	September 30, 2025	December 31, 2024
AAA	8%	11%
AA	26	22
A	30	31
BBB	35	35
BB & below	1	1
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	September 30, 2025	December 31, 2024
Duration (in years)	4.6	4.1
Pre-tax yield (% of average investment portfolio assets)	4.3%	4.0%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$538,253	$520,132
Investing activities	(236,446)	(183,613)
Financing activities	(357,662)	(278,839)
Net increase (decrease) in cash and cash equivalents	$(55,855)	$57,680
Our most significant source of operating cash flows is premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities increased largely due to higher net investment income and premiums. Cash flows from operations were also impacted by net investment losses, changes in reserves and the timing of tax payments.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities increased primarily as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the nine months ended September 30, 2025, our cash flows from financing activities included dividends paid of $91 million and share repurchases of $255 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the nine months ended September 30, 2024, our cash flows from financing activities included dividends paid of $83 million and share repurchases of $169 million. Our cash flows from financing activities during the nine months ended September 30, 2024 also included the issuance of our 2029 Notes and the redemption of our 2025 Notes.
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
On September 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “2025 Revolving Credit Facility”) in the initial aggregate principal amount of $435 million, which replaces the previous $200 million senior unsecured revolving credit facility. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through September 30, 2025.
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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of $3 million as of September 30, 2025, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
EMICO paid dividends of approximately $130 million, $130 million and $200 million in September 2025, June 2025 and March 2025, respectively, that will primarily be used to support our ability to return capital to shareholders and bolster financial flexibility. We intend to continue to use future EMICO dividends and distributions for these purposes.
The revolving credit agreement requires EHI to maintain the following financial covenants: a minimum consolidated net worth equal to the sum of (i) $3,729,000,000, (ii) 50% of cumulative consolidated net income of the Company for each fiscal quarter of the Company (beginning with the fiscal quarter ending September 30, 2025) for which consolidated net income is positive, and (iii) 50% of any increase in the consolidated net worth of the Company after September 30, 2025 resulting from the issuance of capital stock by or capital contributions to, in each case, the Company or any of its subsidiaries; a maximum debt-to-total capitalization ratio of 0.35 to 1.00; and compliance with all applicable financial requirements under the Private Mortgage Insurer Eligibility Requirements published by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. For purposes of determining EHI’s compliance with the foregoing financial covenants, the consolidated net worth metric and debt-to-capitalization ratio (including, in each case, any component thereof) are each calculated as set forth in the credit agreement.
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
The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Statutory policyholders’ surplus	$823	$887
Contingency reserves	4,471	4,336
Combined statutory capital	$5,294	$5,223
Adjusted RIF(1)	$54,353	$55,001
Combined risk-to-capital ratio	10.3	10.5
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Statutory policyholders’ surplus	$785	$850
Contingency reserves	4,457	4,325
EMICO statutory capital	$5,242	$5,175
Adjusted RIF(1)	$53,685	$54,418
EMICO risk-to-capital ratio	10.2	10.5
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of September 30, 2025, we maintained liquidity in the form of cash and cash equivalents of $544 million compared to $599 million as of December 31, 2024, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On September 30, 2025, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $435 million. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. The 2025 Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility has remained undrawn through September 30, 2025.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that our assets and the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes in both the short term and long term. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than the 2029 Notes and the 2025 Revolving Credit Facility.
Financial Strength Ratings
The following EMICO financial strength ratings have been independently assigned by third-party rating organizations and represent our current ratings, which are subject to change.

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investor Service, Inc.	A2	Stable	Upgrade	August 6, 2025
Fitch Ratings, Inc.	A	Stable	Upgrade	January 17, 2025
S&P Global Ratings	A-	Stable	Affirm	October 27, 2025
A.M. Best	A-	Positive	Affirm	September 18, 2025
Enact Re is currently assigned a rating of A- by A.M. Best and a rating of A- by S&P Global Ratings.
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
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024, and in our audited consolidated financial statements for the years ended December 31, 2024 and 2023, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of September 30, 2025, the effective duration of our investments available-for-sale was 4.6 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.6% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2025
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2025:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
July 1 - July 31, 2025	884,562	$35.82	884,562	$261,226
August 1 - August 31, 2025	806,675	$37.19	806,675	$231,225
September 1 - September 30, 2025	1,133,262	$38.35	1,133,262	$187,764
Total	2,824,499	$37.23	2,824,499	$187,764
(1) On April 30, 2025, we announced the authorization of a share repurchase program that allows for the repurchase of up to $350 million of EHI’s common stock. The share repurchase program has no expiration date.

The Company purchased 1,158,693 shares at an average price of $36.19 per share from October 1, 2025 through October 31, 2025.
Item 5. Other Information
Trading Plans
During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1†
Credit Agreement, dated September 30, 2025, among Enact Holdings, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2025).

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
______________
*    Filed herewith
**    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended
†    Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Corporation will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENACT HOLDINGS, INC.
(Registrant)
Dated: November 6, 2025

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer