Form 10-K
period 2025-12-31
Enact Holdings, Inc.
filed 2026-02-27
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity (based on the closing price of the Common Stock on the Nasdaq Stock Market) held by non-affiliates of the registrant on June 30, 2025, was approximately $1.0 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 24, 2026, there were 141,513,864 shares of Common Stock, par value $0.01 per share, outstanding.
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
We have a large and diverse customer base and maintain enduring relationships across the mortgage origination market, including with national banks, non-bank mortgage lenders, local mortgage bankers, community banks and credit unions. In 2025, we provided new insurance coverage to approximately 1,600 customers. For the full years ended December 31, 2025, 2024 and 2023 we generated new insurance written (“NIW”) of $51.5 billion, $51.0 billion and $53.1 billion, respectively. Net income was $674 million, $688 million and $666 million in 2025, 2024 and 2023, respectively. Adjusted operating income was $688 million, $718 million and $676 million for 2025, 2024 and 2023, respectively.
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
We also offer mortgage and credit-related insurance and reinsurance through our other subsidiaries, including investing in new opportunities for Enact. One of these subsidiaries, Enact Re Ltd. ("Enact Re"), our wholly owned Bermuda-based subsidiary, also reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements. We contributed $500 million into Enact Re in 2023.

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
GSEs
The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their government mandate to provide access, liquidity and stability in the United States housing finance system. According to the earnings reports of the GSEs, the GSEs held or guaranteed approximately $7.8 trillion as of September 30, 2025, or around 53%, of total United States 1-4 family residential mortgage debt according to most recent data from the Federal Reserve. The GSE charters generally require credit enhancement for Low Down Payment Loans to be eligible for purchase by the GSEs. Such credit enhancement can be satisfied if a loan is insured by a GSE-qualified insurer, the mortgage seller retains at least a 10% participation in the loan, or the seller agrees to repurchase or replace the loan in the event of a default. Private mortgage insurance satisfies the GSEs’ credit enhancement requirement and, historically, has been the preferred method lenders have utilized to meet this GSE charter requirement. As a result, the nature of the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs. In furtherance of their respective charter requirements, each GSE maintains private mortgage insurer eligibility criteria, known as PMIERs, to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for their portfolio. For more information about the financial and other requirements of the GSEs, see “Item 1A. Risk Factors—Risks Relating to Our Business—If we are unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on us by the GSEs, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
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
Federal, State and Local Government Agencies
Private mortgage insurers, including the Company, compete for mortgage insurance business directly with federal government agencies, principally the FHA and the VA, and, to a lesser extent, state and local housing finance agencies. According to Inside Mortgage Finance, for the first three quarters of 2025, the FHA had a 35% share, and the VA a 26% share, of the mortgage insurance market. Our competition with government agencies is principally on the basis of price and underwriting guidelines. In contrast to private mortgage insurers, government agencies generally have less restrictive guidelines and apply a flat pricing structure regardless of an individual borrower’s credit profile. As a result, we believe borrowers with lower Fair Isaac Company (“FICO”) scores are more likely to secure mortgage loans with coverage by public agencies and borrowers with higher FICO scores are more likely to secure mortgage loans with coverage by private mortgage insurers. Mortgage insurance policies from government agencies are also generally non-cancellable, meaning that borrowers are obligated to pay for coverage through the life of their loan, whereas policies from private mortgage insurers are cancellable in certain circumstances as provided by the Homeowners Protection Act of 1998 (“HOPA”), and under GSE guidelines when the loan-to-value

(“LTV”) ratio of an underlying mortgage falls below 80%. Private mortgage insurers also face limited competition from certain local and state housing finance agencies.
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

Our primary insurance portfolio is diversified through time. The distribution of our exposure by book year is influenced by market size opportunities, our commercial strategies and the persistency of our in-force policies. In 2021 and 2020, our portfolio was impacted by low persistency, a large origination market and commercial success in the market. A period of higher persistency followed, leading to a more balanced concentration of IIF in recent years. Our primary exposures from legacy books originated prior to 2009 continue to resolve in an orderly fashion and represented 2% of both our primary IIF and primary RIF as of December 31, 2025.
We measure the credit characteristics of our portfolio as represented in the original commitment for insurance. We support a growing FTHB segment that generally has little down payment saved for their first home and therefore higher LTV ratios. Generally, a higher LTV ratio has a higher likelihood of claim than a lower LTV loan, absent other mitigating loan characteristics, which we consider in our underwriting and pricing. The weighted average LTV of our IIF as of December 31, 2025 was 93% and the weighted average LTV of our NIW was 92% in 2025 and 93% in 2024.
The credit profile of our portfolio as represented by FICO score remains strong. Generally, a borrower with a higher FICO score has a lower likelihood of claim than one with a lower FICO score. The weighted average FICO score of our IIF as of December 31, 2025 was 746 and the weighted average FICO score of our NIW was 753 in 2025 and 751 in 2024.
Our portfolio is diverse and representative of the United States origination market. We actively monitor our portfolio for concentrations at the state, metropolitan statistical area and metropolitan division level in addition to economic and performance trends in these markets. As of December 31, 2025, our largest state concentration was in California, which represented 12% of primary RIF. Our largest Metropolitan Statistical Area (“MSA”) or Metro Division (“MD”) is the Phoenix, AZ, MSA, which represents 3% of primary RIF.
Customers
Our long-standing industry presence has enabled us to build active customer relationships with approximately 1,600 mortgage lenders across the United States. Our customers are broadly diversified by size, type and geography and include large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Our largest customer accounted for 22% of total NIW and 12% of our total revenues for the year ended December 31, 2025, 20% of total NIW and 11% of our total revenues for the year ended December 31, 2024, and 19% of total NIW and 10% of our total revenues for the year ended December 31, 2023. No other customer accounted for 10% or more of total revenues or NIW for the years ended December 31, 2025, 2024 or 2023. Our top five customers generated 33% of our NIW in 2025.
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
Our risk management philosophy is designed to ensure all relevant risks are routinely identified, assessed, managed, monitored and addressed. We rely upon a strong organizational risk culture and governance process, supporting that the risks we take are transparent and quantifiable, and that we can monitor the changing nature of those risks over time. We proactively work towards mitigating exposures outside of the risk appetite, limits and tolerances that we set and review annually. Our risk profile, top risks and any emerging risks are regularly reviewed in our senior management risk committee, chaired by our Chief Risk Officer who has direct reporting obligations to the Risk Committee of our Board.
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
We also offer a post-closing underwriting review when requested by customers for both non-delegated and delegated loans. Upon satisfactory completion of this review, we agree to waive our right to rescind coverage under certain circumstances. For the years ended December 31, 2025 and 2024, approximately 73% and 71%, respectively, of our NIW by loan count went through our delegated underwriting services.
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
Our loss mitigation and claims area is led by seasoned personnel who are supported by default tracking and claims processing capabilities within our integrated platform. Our loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. We have granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on our behalf. Moreover, the Consumer Financial Protection Bureau (“CFPB”) servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property, thereby potentially reducing claim amounts. Historically, the use of forbearance plans was limited to 12 months and primarily used for a natural disaster that impacted a region of the country. At the conclusion of the forbearance term, a borrower could either bring the loan current, defer any missed payments until the end of their loan, pay missed payments through a repayment plan or have one or more terms of the original note modified via a loan modification. In the years impacted by COVID 19, we experienced increased use of forbearance plans to assist borrowers. Given the relative recent success, the industry continues to use forbearance as a loss mitigation strategy.
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
When claim notices are received, we review loan and servicing files to determine the appropriateness of a claim amount. Failure to deliver required documentation or our review of such documentation may result in rescission, cancellation or claims denial. Our insurance policies provide that we can reduce or deny claims if the servicer does not materially comply with its obligations under our policies, including the requirement to pursue reasonable loss mitigation actions. We also periodically receive claim notices that request coverage for costs and expenses associated with items not covered under our policies, such as losses resulting from property damage to a covered home. We actively review claim notices in an effort to ensure we pay only for covered expenses. We deem a reduction in the claim amount paid relative to the amount requested in the claim notice to be a curtailment.
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
The investment portfolio of EHI is directed by a separate management-level EHI Investment Committee with a third-party investment manager. In addition, for certain asset classes, we utilize external asset management. In the future, we may choose to more broadly engage external asset managers. Our senior management team, along with our board of directors, reviews investment performance and strategy on a periodic basis. As of December 31, 2025, the fair value of our investment portfolio was $6.1 billion of fixed maturity assets, of which 99% was rated as investment grade. We also had an additional $582 million of cash and cash equivalents as of December 31, 2025. The primary objectives of managing the investment portfolio are to preserve capital, generate investment income and maintain sufficient liquidity to cover our operating expenses and pay future insurance claims. Investment strategies are implemented emphasizing fixed income, low volatility, highly liquid assets to meet expected and unexpected financial obligations while enhancing risk adjusted, after-tax yields. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio.”
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
Human Capital Management and Employees
We take a holistic approach to human capital management, including attracting and retaining talent with comprehensive benefits and compensation packages, providing professional development and learning opportunities, facilitating access to dedicated resources that foster an equitable and inclusive environment and encouraging a sincere commitment to community service and involvement. As of December 31, 2025, we had 419 full-time employees, all of whom work in the United States. Of our employees, 51% work in our Raleigh, North Carolina office and the remaining 49% are in the field, predominantly working in sales and underwriting. We supplement our workforce, as needed, with independent contractors. Our employees and contractors are all equipped to work on a remote basis. None of our employees are represented by a union or subject to a collective servicing agreement and management believes that our relationship with our employees is good.
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

•Our employee-led council focused on our employee population helps to build an inclusive culture through company-wide events and by educating our employees on the experiences and perspectives of others.
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
•We celebrate our talent by showcasing employee achievements and expertise in industry and local publications, at events and conferences, and through our online presence. Enact was recognized as an award winner by external organizations on four occasions throughout 2025.

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
The NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act requires an insurance holding company to regularly, and no less than annually, assess the adequacy of our insurance subsidiaries’ risk management framework and current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level report annually to the lead state commissioner. We comply by participating in Genworth’s ORSA reporting.
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
Investments
State insurance laws and regulations require diversification of our insurance subsidiaries’ investment portfolio and limit the proportion of, or in some cases totally prohibit, investments our insurance subsidiaries may hold in different asset categories. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for assessing an insurer’s solvency unless a waiver is given by the insurer’s domestic insurance regulator, and, in some instances, regulations require divestiture of such non-complying investments. We believe our insurance subsidiaries’ investments are in compliance with these state insurance laws and regulations or are subject to any applicable waivers. Enact Re’s investments are governed by, and in compliance with, Bermudian law.
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

Group Capital Requirements. The NAIC has developed and implemented a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. We submit the required GCC filing annually to Virginia, our insurance holding company group’s lead state. It is unclear how the development of group capital measures by the NAIC will interact with existing capital requirements for U.S. insurance companies.
Reserves
State insurance laws and regulations require our U.S. mortgage insurance subsidiaries to establish a special statutory contingency reserve reflected in their statutory financial statements to provide for payable claims and other expenses and purposes in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) 10 years after which such amounts can be released into surplus or (ii) when loss ratios exceed 35% in which case, the amount above 35% can be released under certain circumstances, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This deferral of premiums into the contingency reserve limits our mortgage insurance subsidiaries’ ability to pay dividends to stockholders until those contingency reserves are released back into surplus. Our mortgage insurance subsidiaries’ statutory contingency reserve was approximately $4,513 million and $4,336 million as of December 31, 2025 and 2024, respectively.
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
Agency Qualification Requirements
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. Initially effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. PMIERs, which has had multiple subsequent updates, aims to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. PMIERs is comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation, among others. In addition, PMIERs require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. As of December 31, 2025, we met the PMIERs financial and operational requirements and currently hold capital in excess of the financial requirements.
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
As of December 31, 2025, we had estimated available assets of $5,015 million against $3,096 million net required assets under PMIERs compared to available assets of $5,095 million against $3,043 million net required assets as of December 31, 2024. The sufficiency ratio as of December 31, 2025, was 162% or $1,919 million above the PMIERs requirements, compared to 167% or $2,052 million above the PMIERs requirements as of December 31, 2024.
In addition, our PMIERs required assets as of December 31, 2024, benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. Per guidance released by the GSEs, use of the multiplier was discontinued effective March 31, 2025.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds based on credit quality and liquidity. The updates also established limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. We expect to hold capital sufficiency well in excess of these requirements and do not expect the impact of these updates to be material to our sufficiency. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance through the phase-in dates.

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
In 2013, the U.S. federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan to value mortgages. More recently, in July of 2023, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. As originally proposed, the rule would have eliminated the 50% risk‑based capital benefit for high‑LTV portfolio mortgages with private mortgage insurance for banking organizations with $100 billion or more in total assets, which, if adopted, could reduce demand for mortgage insurance. Since the Basel III Endgame proposal was issued, U.S. banking regulators have since withdrawn that proposal and indicated that the standard will be re-proposed with significant revisions. As a result, the timing, substance, and ultimate impact of the Basel III Endgame on financial institutions, and the mortgage insurance market, remains uncertain.
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
Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulations regarding these subjects and the privacy and security of nonpublic personal information, confidential business information, information security systems, and vendors and other third parties that may have access to sensitive data or systems. Furthermore, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent United States companies’ data breaches. Several states have enacted privacy and information security requirements and insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees.
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
The California Consumer Privacy Act of 2018 (the “CCPA”) was amended significantly by the California Privacy Rights Act of 2020 (“CPRA”) and again amended in 2025 by the California Privacy Protection Agency (CalPrivacy). The CCPA and its amendments grant California residents the right to know what information a business has collected about them and the sourcing and sharing of that information, as well as the right to access and correct their personal information, and (subject to certain exemptions) the right to have a business delete their personal information. The CPRA created the California Privacy Protection Agency to enforce the CCPA and to promulgate regulations thereunder, imposed additional obligations regarding the privacy notice and service provider contracts, created new requirements around the protection of sensitive personal information and eliminated certain exemptions for personal information collected in employment or business-to-business contexts. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of certain personal information not subject to an exemption as a result of failure to maintain reasonable security procedures and practices.
Many states have enacted comprehensive data privacy laws in the past few years. These laws generally impose similar requirements as the CCPA but most do not apply to employee or contractor data or business-to-business information. Each of these laws has either entity-wide or data-specific exemptions for financial institutions subject to the GLB Act. Adapting our data privacy practices to forthcoming applicable laws and regulations may increase our compliance costs and increase the risk of noncompliance.
Cybersecurity continues to be an area of significant and increasing focus of legislatures and regulators. The New York Department of Financial Services (“NYDFS”) amended its cybersecurity regulation which, along with subsequent guidance, requires all banks, insurance companies, and other financial services institutions and licensees regulated by the NYDFS, including several of our subsidiaries, to establish a cybersecurity program. The NYDFS cybersecurity regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, training, encryption of nonpublic information, data management, system testing and regulator notification in the event of certain cybersecurity events. The amendments expand requirements for notification to the NYDFS of cybersecurity events and expand technical requirements around system penetration testing, vulnerability assessments, risk assessments and audits. The amendments also add new requirements related to cybersecurity plans and expand cybersecurity governance requirements, among other things. We are required to file an annual certification of compliance with the NYDFS regarding our cybersecurity program.
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

Item 1A. Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company in the future and are not representations as to whether such matters have or have not occurred previously. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.
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
•Changes in interest rates could materially adversely affect our business, results of operations and financial condition.
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
Housing values could also be adversely impacted due to trends that affect the housing and mortgage markets, such as changes in supply or demand for homes, changes in homebuyers’ expectations for potential home price appreciation, increased restrictions or costs for obtaining mortgage credit due to tightened underwriting standards, tax policy, regulatory developments, higher interest rates and customers’ liquidity issues. Recent home price appreciation coupled with high interest rates has placed pressure on housing affordability. The pace of existing single-family home sales remains slow as homeowners are reluctant to sell their house and pay higher mortgage rates for a new one.
Should home values decline, we could experience a higher frequency and severity of defaults. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. Declines in home values may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. In addition, declining housing values may impact the effectiveness of our loss management programs, eroding the value of mortgage collateral and reducing the likelihood that properties with defaulted mortgages can be sold for an amount sufficient to offset unpaid principal and interest losses. As a result, declines in home values may increase the risk of loss and typically increase the severity of claims we pay.
The amount of the potential loss depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. In previous economic slowdowns in the United States, we experienced a pronounced weakness in the housing market, as well as declines in home prices driving high levels of delinquencies. Any of the events outlined above may have a material adverse effect on our business, results of operations and financial condition.
When we are notified that an insured loan is in default, we establish loss reserves based on management’s estimate of claim rates and claim sizes, which are subject to uncertainties and are based on assumptions about certain estimation parameters that may be volatile. As a result, the actual claim payments we make may materially differ from the amount of our corresponding loss reserves.
Consistent with industry practice and SAP applicable to insurance companies, we establish loss reserves in our consolidated U.S. GAAP financial statements based on claim rates and severity for loans that servicers have reported to us as being in default, which is typically after the second missed payment.

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
We employ models to, among other uses, price our mortgage insurance products, calculate reserves, value assets and generate projections used to estimate future pre-tax income, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. The models require accurate data, including financial statements, credit reports or other financial information, much of which comes from third parties. Reliance on inaccurate data could result in unexpected losses, reputational damage or other effects that could have a material adverse effect on our business, results of operations and financial condition. For example, there are proposals to change the credit score landscape including the acceptance of Vantage score in addition to FICO, or the adoption of FICO 10T. Proposals like this could limit comparability to historical data used in our models and lead to inaccurate results. In addition, if any of our models contain programming or other errors, are ineffective, use data provided by third parties that is incorrect, or if we are unable to obtain relevant data from third parties, our processes could be negatively affected. The models may prove to be less predictive than we expect for a variety of reasons, including economic conditions that develop differently than we forecast, unique conditions for which we do not have good historical comparators, unexpected economic and unemployment conditions that arise, changes in the law or in PMIERs, issues arising in the construction, implementation, interpretation or use of the models or other programs, the use of inaccurate assumptions or use of short-term financial metrics that do not reveal long-term trends. The limitations of our models may be material and could lead us to make wrong or sub-optimal decisions in aspects of our business, which could have a material adverse effect on our business, results of operations and financial condition.
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
There are currently six active mortgage insurers in the United States, including us, though additional entrants into the market are possible. Price remains a leading competitive driver. We monitor various competitive, risk and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. We have and may again in the future reduce certain of our rates, which may reduce our premium yield (net premiums earned divided by the average IIF).
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
One or more of our competitors may seek to capture increased market share by reducing pricing, offering alternative coverage and product options, loosening their underwriting guidelines or relaxing risk management policies, any of which could improve their competitive positions in the industry and negatively impact our ability to achieve our business goals. Specifically, such competitive moves could result in a loss of customers, require us to lower premiums, adopt riskier credit guidelines or implement other changes that could lower our revenues, increase the risk of the loans we insure or increase our expenses. These impacts could also be exacerbated by additional mortgage insurance entrants.
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
In 2025, our largest customer accounted for approximately 22% of our total NIW and 12% of total revenues. Our top five customers generated approximately 33% of our NIW in 2025. We cannot be certain that any loss of business from significant customers, or any single customer, would be replaced by business from other customers, existing or new. As a result of market conditions or changed regulatory requirements, our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers.
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
Changes in interest rates could materially adversely affect our business, results of operations and financial condition.
Rising interest rates generally reduce the volume of new mortgage originations and refinances. A decline in the volume of new or refinance mortgage originations would have an adverse effect on our NIW, which may in turn decrease our earned premiums. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan. The significant increases in mortgage rates during 2022 and 2023 caused a decline in the mortgage insurance market, which reduced our NIW. This impact is offset by higher persistency on our existing insured loans since the prevailing market interest rate is above the loan interest rate of the majority of our portfolio. Despite a trend of declining rates during the second half of 2025, future rate changes and the impact on our premium and NIW is difficult to predict.
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
In addition, interest rate fluctuations could also have an adverse effect on the results of our investment portfolio. In periods of elevated interest rates, the market value of lower yielding instruments declines, driving substantial unrealized losses in our portfolio. While we intend to hold securities in an unrealized loss position until maturity so as to realize their book value, pressure to sell securities in an unrealized loss position could drive realized losses and impact future earnings. This impact is partially offset by higher yields on new securities purchased. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit investment grade instruments to maintain comparable returns. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we have to invest the cash proceeds of these securities in lower-yielding or lower-credit investment grade instruments. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.
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
Income from our investment portfolio is a source of cash to support our operations and make claims payments. If we or our investment managers improperly structure our investments to meet those future liabilities or we have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity, we may be unable to meet those obligations. Our investments and investment policies are subject to state insurance laws, which results in our portfolio being predominantly limited to highly rated fixed maturity securities. Despite this, our investment portfolio is subject to credit risks that could lead to realized losses. Rising interest rates can lead to a significant increase in unrealized losses in our investment portfolio. While we have the intent and ability to hold securities until maturity, changing conditions could necessitate the sale of certain investments, triggering realized losses.
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
In recent years, the number of non-bank mortgage loan servicers has increased as the mortgage lending and servicing industries have come under increasing regulation and scrutiny. Significant, sustained failures by large servicers or other disruptions in the servicing of mortgage loans may damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny.
Inadequate staffing levels or significant transfers of business between servicers could lead to disruptions in the servicing of mortgage loans, which in turn may contribute to a rise in delinquencies and reserves. High delinquency rates could also strain the resources of servicers, reducing their ability to undertake mitigation efforts that would help limit losses.

Furthermore, we have delegated to the GSEs, which have in turn delegated to most of their servicers, the authority to accept modifications, short sales and deeds-in-lieu of foreclosure on loans we insure. Servicers are required to operate under protocols established by the GSEs in accepting these loss mitigation alternatives. We depend on servicers in making these decisions and mitigating our exposure to losses. In some cases, loss mitigation decisions favorable to the GSEs may not be favorable to us and may increase the incidence of paid claims. Inappropriate delegation protocols or failure of servicers to service in accordance with the protocols may increase the magnitude of our losses. Our delegation of loss mitigation decisions to the GSEs is subject to cancellation, but exercise of our cancellation rights may have an adverse effect on our relationship with the GSEs and customers.
Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.
We enter into agreements with our customers that commit us to insure loans made by them using our pre-established guidelines for delegated underwriting. Delegated underwriting represented approximately 73% and 71% of our total NIW by loan count for the years ended December 31, 2025 and 2024, respectively. Once we accept a customer into our delegated underwriting program, we generally insure a loan originated by that customer without validating the accuracy of the data submitted by the customer, investigating the loan file for fraud, or confirming that the customer followed our pre-established delegated underwriting guidelines. Under this program, a customer could commit us to insure a material number of loans that would fail our pre-established guidelines for delegated underwriting but pass our model and certain gating criteria before we discover the problem and terminate that customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of our master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that our customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.
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
Our persistency rates on primary mortgage insurance were 82%, 83% and 85% for the years ended December 31, 2025, 2024 and 2023, respectively. Elevated persistency since 2022 has primarily been a result of the higher interest rate environment in response to inflationary pressures. A decrease in persistency generally would reduce the amount of our IIF and earned premium, while higher persistency on certain higher risk products could lead to increased claims generated by such products increase.
A decline in the volume of Low Down Payment Loan originations, changes in the methodology by which servicers determine the cancellation dates of mortgage insurance under HOPA, and changes in persistency could have a material adverse effect on our business, results of operations and financial condition.

We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and adversely affect our business, results of operations and financial condition.
We retain confidential customer information, proprietary information and other data in our information systems, and our information systems may be vulnerable to cybersecurity incidents, such as attacks by malicious actors or breaches due to human error, malfeasance, the use of artificial intelligence, or other cybersecurity incidents. Such incidents could potentially result in the unauthorized access, disclosure, misappropriation, alteration, or deletion of information in our systems, including personally identifiable information and proprietary business information. In addition, an increasing number of states require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a cybersecurity incident results in the inappropriate disclosure of personally identifiable information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although none of these breaches has had a material effect on our business, operations or reputation as of the date of this Annual Report. Any compromise of the security of our information systems or those of our customers and third-party service providers that results in inappropriate access to, or disclosure of, personally identifiable consumer information could damage our reputation in the marketplace, deter lenders from purchasing our mortgage insurance, subject us to significant civil and criminal liability or regulatory enforcement actions and require us to incur significant technical, legal and other expenses. While the Company carries cyber insurance, it cannot be certain that coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to the Company on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our U.S. business, and our U.S. domiciled insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Enact Re is subject to Bermudian law and is regulated by the BMA. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to conduct business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines, injunctions and other sanctions that could have a material adverse effect on our business, results of operations and financial condition. In addition, the nature and extent of regulation could materially change, which may result in additional costs associated with compliance.

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
The increased use of risk-based pricing systems, artificial intelligence and data and analytics in the industry may also lead to additional regulatory scrutiny related to other matters such as discrimination in pricing and underwriting, data privacy and access to insurance.
It is possible that we could become subject to future investigations, regulatory actions, lawsuits, or enforcement actions, which could cause us to incur legal costs and, if we were found to have violated any laws or regulations, require us to pay fines and damages, result in injunctions and incur other sanctions, perhaps in material amounts. Increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices. We cannot predict the ultimate outcomes of any future investigations, regulatory actions or legal proceedings.
Any of the changes outlined above could have a material adverse effect on our business, results of operations and financial condition.
Inability to maintain sufficient regulatory capital could result in restrictions or prohibitions on our doing business or impact our financial strength ratings, which could have a material adverse impact on our business, results of operations and financial condition.
We are required by certain states and other regulators to maintain certain RTC ratios and other capital standards. The statutory capital adequacy ratio for our U.S. mortgage insurers is known as the RTC ratio, of which the numerator consists of adjusted RIF and the denominator consists of the sum of

(i) statutory surplus and (ii) the statutory contingency reserve. In addition, PMIERs include financial requirements for mortgage insurers to do business with the GSEs under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s RIF and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).
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
If further revisions to the Basel III Rules increase the capital requirements of banking organizations with respect to the residential mortgages we insure or do not provide sufficiently favorable treatment for the use of mortgage insurance purchased in respect of a bank’s origination and securitization activities, it could adversely affect the demand for mortgage insurance. In 2013, the U.S. federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan-to-value mortgages. More recently, in July of 2023, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. As originally proposed, the rule would have eliminated the 50% risk‑based capital benefit for high‑LTV portfolio mortgages with private mortgage insurance for banking organizations with $100 billion or more in total assets, which, if adopted, could reduce demand for mortgage insurance. Since the Basel III Endgame proposal was issued, U.S. banking regulators have since withdrawn that proposal and indicated that the standard will be re-proposed with significant revisions. As a result, the timing, substance, and ultimate impact of the Basel III Endgame on financial institutions, and the mortgage insurance market, remains uncertain.
Risks Relating to Our Continuing Relationship with Genworth
Genworth has the ability to exert significant influence over us and our corporate decisions.
Genworth continues to beneficially own at least 80% of our common stock. As a result, Genworth controls all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders, including a change in control of the Company. Also, Genworth may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
However, any dividends or other capital transactions must be approved by our Independent Capital Committee, which is composed entirely of independent directors. We also have entered into a registration rights agreement with Genworth, which will give Genworth a right, subject to certain conditions, to require us to register the sale of our common stock beneficially owned by Genworth.
So long as Genworth continues to beneficially own more than 50% of our outstanding common stock, Genworth will have certain rights, including the right to nominate the majority of our directors. Certain of these directors may be officers or employees of Genworth or its other subsidiaries. Because of their current or former positions with Genworth or its other subsidiaries, these directors own amounts of Genworth’s common stock and options to purchase Genworth’s common stock. Ownership interests of our directors or officers in Genworth’s common stock, or service of certain of our directors as officers of Genworth or certain of Genworth’s other subsidiaries, may generate, or create the appearance of, conflicts of interest when such director or officer is faced with a decision that could have different implications for the two companies.
In addition, we have entered into agreements with Genworth and its subsidiaries that provide a framework for our ongoing relationship, including a Master Agreement, a registration rights agreement, a Shared Services Agreement, an intellectual property cross license agreement and a transitional trademark license agreement. Disagreements regarding the rights and obligations of Genworth or certain of Genworth’s other subsidiaries or us under each of these agreements or any renegotiation of their terms could create conflicts of interest for certain of these directors and officers, as well as actual disputes that may be resolved in a manner unfavorable to us and our other stockholders. Interruptions to or problems with services provided under the Shared Services Agreement could result in conflicts between us and Genworth or its other subsidiaries that increase our costs both for the processing of business and the potential remediation of disputes. Although we believe these agreements contain commercially reasonable terms, the terms of these agreements may prove not to be in the best interests of our future stockholders.
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
Genworth depends on us as a source of liquidity and to create value for its shareholders. Genworth’s strategy includes advancing its aging care growth initiatives and maintaining the self-sustainability of its legacy insurance companies. While Genworth has improved its financial position and made significant progress on its strategic priorities in recent years, it cannot be sure it will be able to successfully execute on its strategic growth initiatives and plans to effectively address its business challenges.
Additionally, we may be subject to reputational harm if Genworth or any of its subsidiaries or affiliates becomes subject to litigation or otherwise damages its reputation or business prospects, including as result of a data breach or cybersecurity event. Any of these events could adversely affect our business, results of operations and financial condition.
Genworth’s strategic challenges, or other financial or operational difficulties, may also be attributed to us by investors and may have an adverse effect on the perception of our common stock as an investment. Additionally, any downgrade or negative outlook of Genworth’s ratings may negatively impact our ratings by certain ratings agencies whose rating protocols and group rating methodologies require adverse ratings actions in cases of parent or sister company rating downgrades or adverse rating actions. See “—Adverse rating agency actions may result in a loss of business and adversely affect our business, results of operations and financial condition.”
We are not responsible for Genworth’s indebtedness and we are currently predominately capitalized and funded independently of Genworth. If Genworth is unable to raise sufficient proceeds to satisfy its obligations as they come due, or Genworth were to default on its outstanding indebtedness, or Genworth were to become subject to insolvency or other similar proceedings, we would not expect such events to result directly in an event of default or an insolvency event for us. However, any such event or the risk (or perceived risk) that any such proceedings could involve us, could negatively affect our ratings, our reputation, our business, our liquidity and results of operations.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes certain tax provisions, was signed into law. Effective January 1, 2025, the Bermuda Corporate Income Tax Act of 2023 (“CIT”) imposed a new 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966. The OBBBA tax enactment did not have a material impact on our financial position or results of operations for the year ended December 31, 2025 and neither did the Bermuda CIT, given that Enact Re is subject to U.S. federal income tax on its income. There was no other U.S. federal income tax-related legislation or administrative guidance issued in 2025 or 2024 that had a significant impact on our results of operations or financial condition.
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
We are a holding company with limited direct business operations. Our primary subsidiaries are insurance companies that own a large majority of our assets and conduct substantially all of our operations. Dividends or other permitted payments from our subsidiaries are our principal sources of cash to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings. Each subsidiary is a distinct legal entity, which may be subject to legal, regulatory and contractual restrictions that may also limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of these obligations, or if a subsidiary is unable or unwilling to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, incurring debt (including convertible or exchangeable debt), selling assets or issuing equity.
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
The design and effectiveness of our disclosure controls and procedures or internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of internal controls, there can be no guarantee that we will be effective in fully accomplishing our control objectives. Additionally, in order to comply with new accounting guidance or disclosure requirements from our regulators, we are required to interpret the rules, develop new processes and potentially generate new data, which could expose us to incremental risk. Any material weaknesses in internal control over financial reporting or failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our share price.
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
Our success is largely dependent on our ability to attract, on-board, retain and motivate qualified employees and senior management. We face intense competition in our industry and local job market for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance, information technology and other professionals. The inability to on-board, attract, retain and motivate the desired workforce, could result in failure to meet our business goals. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
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
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our customers and other third-party service providers through which we share and receive information. Despite the implementation of security controls and back-up measures, our computer systems and those of our customers and third-party service providers have been and may in the future be vulnerable to system failures, physical or electronic intrusions, computer malware or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations.
While it is our goal to safeguard information assets from physical theft and cybersecurity threats, there can be no assurance that our information security will detect and protect information assets from ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Further, cybersecurity threats have continued to grow in sophistication, in part through the deployment of artificial intelligence technologies. Although we have implemented controls and continue to train our employees, a cybersecurity event could still occur that would cause damage to our reputation with our customers and other stakeholders.
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
In addition, a natural or man-made disaster or a pandemic could disrupt public and private infrastructure, including our information technology systems. See “—The occurrence of natural or man-made disasters or public health emergencies, including pandemics and disasters caused or exacerbated by climate change, could materially adversely affect our business, results of operations and financial condition.” This could also lead to unanticipated problems with, or failures of, our disaster recovery systems and business continuity. Any of the above factors could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition.
Risks related to emerging and changing technology, including artificial intelligence, could impact our results of operations or financial condition.
Our future success depends, in part, on our ability to anticipate and respond effectively to the risk of, and the opportunity presented by, digital disruption and other technology change. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotic process automation, blockchain or new approaches to data mining. In particular, generative artificial intelligence is accelerating the speed at which companies are implementing new technology and process changes. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new technologies or data analytics solutions as quickly as our competitors, or if our competitors develop more cost-effective technologies, data analytics solutions or other product offerings, we could experience a material adverse effect on our operating results, customer relationships, growth and compliance programs.
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
Natural or man-made disasters or pandemics or public health emergencies could also disrupt the operations of our counterparties and third-party suppliers or result in increased prices for the products and services they provide to us. This could also lead to increased reinsurance rates, less favorable terms and conditions and reduced availability of reinsurance.
Our amended and restated certificate of incorporation contains exclusive forum provisions, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for most actions relating to the Company, our current or former directors, officers, stockholders, employees or agents to us or our stockholders. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). This exclusive forum provision does not preclude or reduce the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act. This exclusive forum provision does not apply to actions arising under the Exchange Act of 1934 (the “Exchange Act”). Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders are not deemed to have waived our compliance with these laws, rules and regulations.

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
We typically return capital to shareholders through our quarterly dividend and repurchases of our common stock. This ability to return capital to our shareholders is dependent on our business results and the macroeconomic environment and may be materially and adversely affected by the risk factors discussed herein. Although we anticipate continuing to pay quarterly dividends and repurchase common stock, future dividend payments and share repurchase authorizations are subject to review and approval by our Board of Directors after considering, among other factors, economic and regulatory constraints, current risks to the Company, and subsidiary performance. In addition, future dividend payments or other return of capital to our shareholders are also subject to approval by Genworth, and must be in compliance with the terms of our debt agreements and applicable laws and regulations. Our ability to repurchase stock may also be restricted by our limited public float and relationship with Genworth. See “—Genworth’s continued ownership of at least 80% of our common stock may limit our ability to raise additional capital by issuing common stock to third parties.”
As a result, no assurance can be given that we will be able to continue to return capital to our shareholders in the future or that the level of any future return of capital will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.
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
Cybersecurity Governance
The Chief Information Security Officer, who is primarily responsible for our cybersecurity strategy and assessing and managing risks from cybersecurity threats, works together with our Chief Information Officer, Chief Risk Officer and compliance organization, as well as other functions, in administering our information security program in a manner that satisfies applicable legal and regulatory requirements. The Chief Information Security Officer has over 20 years of experience in information security, technology audit, and technology operations and includes the design, implementation, and maintenance of greenfield cybersecurity programs for regulated specialty insurance and software-as-a-service companies. The Chief Information Security Officer has a master’s degree in information technology with a specialization in cybersecurity augmented with numerous professional designations. The Chief Information Security Officer receives reports on potential cybersecurity threats from throughout the business on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Further, our team strives to stay current with respect to cybersecurity threats through training and investing in the relevant tools. Our Chief Information Security Officer, Chief Information Officer and Chief Risk Officer provide regular updates and reports to our senior leaders.
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
Our common stock is listed on the Nasdaq Stock Market under the symbol “ACT.” As of February 24, 2026, we had 4 registered holders of record of our common stock.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common shares during the three months ended December 31, 2025:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
October 1 - October 31, 2025	1,158,693	$36.19	1,158,693	$145,832
November 1 - November 30, 2025	1,090,729	$37.37	1,090,729	$105,071
December 1 - December 31, 2025	1,114,386	$39.47	1,114,386	$61,082
Total	3,363,808	$37.66	3,363,808	$61,082
_______________
(1) On April 30, 2025, we announced the authorization of a share repurchase program that allows for the repurchase of up to $350 million of EHI’s common stock. Subsequent to year end, on February 3, 2026, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $500 million of EHI’s common stock. The share repurchase programs have no expiration date.

Subsequent to year end, the Company purchased 784,389 shares at an average price of $39.37 per share through January 31, 2026.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of an investment in (i) our common shares, (ii) the Russell 2000 Index, (iii) the S&P 500 and (iv) a composite peer group consisting of Essent Group Ltd., MGIC Investment Corporation, NMI Holdings, Inc., and Radian Group Inc, for the period from September 16, 2021 (the date our common shares commenced trading on the Nasdaq Stock Market) through December 31, 2025. We selected the members of this peer group because each is a competitor of ours in the private mortgage insurance industry with a relatively similar market capitalization.

Stock Performance Graph
250
200
150
100
50
16-SEP-21
31-DEC-21
31-DEC-22
31-DEC-23
31-DEC-24
31-DEC-25
ACT
Russell 2000
S&P 500
Peer Group

	September 16, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Enact Holdings, Inc.	$100.00	$106.61	$132.49	$166.54	$190.95	$239.06
Russell 2000	$100.00	$100.89	$80.27	$93.86	$104.69	$118.10
S&P 500	$100.00	$106.94	$87.57	$110.59	$138.26	$162.98
Peer Group	$100.00	$98.97	$90.52	$133.21	$154.79	$186.20
Dividends
The Company has paid a regular quarterly dividend since the second quarter of 2022. We paid a dividend of $0.16 per share in the first quarter of 2024 and dividends of $0.185 per share in the second, third and fourth quarters of 2024. We paid a dividend of $0.185 per share in the first quarter of 2025 and dividends of $0.21 per share in the second, third and fourth quarters of 2025. We have declared a dividend of $0.21 per share to be paid during the first quarter of 2026. We intend to continue to pay regular quarterly cash dividends under the current program. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividends.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2025, 2024 and 2023 included in Item 8 of this Annual Report. This discussion includes forward-looking statements and involves numerous risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. For factors that could cause such differences refer to the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Future results could differ significantly from the historical results presented in this section. References to EHI, the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
Overview of Business
We are a leading private mortgage insurance company, having served the United States housing finance market since 1981, and operate in all 50 states and the District of Columbia. Our mortgage insurance products provide credit protection to mortgage lenders, covering a portion of the unpaid principal balance of Low Down Payment Loans in the event of a default. Our business objective is to leverage our competitive strengths to drive market share, maintain our strong capitalization and strong earnings profile and deliver attractive risk-adjusted returns to our stockholders. We also offer mortgage and credit-related insurance and reinsurance through our other subsidiaries, including our wholly owned Bermuda-based subsidiary, Enact Re.
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

Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share, customer relationships and overall value. Pricing trends have introduced an increasing number of loan, borrower, lender and property attributes, resulting in expanded granularity in pricing regimes in order to better align price and risk. Our proprietary risk-based pricing model evaluates returns and volatility under multiple capital frameworks, which are sensitive to economic cycles and current housing market conditions. The model assesses the performance of new business under expected and stress scenarios on an individualized loan basis, which is used to determine pricing and inform our risk selection strategy that optimizes economic value by balancing return and volatility.
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
The following table presents our NIW, number of cures and new delinquencies for primary policies, excluding our run-off business, for the periods indicated:

Seasonality	Three months ended
(Dollar amounts in millions)	Mar 31, 2024	Jun 30, 2024	Sep 30, 2024	Dec 31, 2024	Mar 31, 2025	Jun 30, 2025	Sep 30, 2025	Dec 31, 2025
NIW	$10,526	$13,619	$13,591	$13,266	$9,818	$13,254	$14,048	$14,386
% Change	0.7%	29.4%	(0.2)%	(2.4)%	(26.0)%	35.0%	6.0%	2.4%
Cure Counts	12,160	10,731	10,749	10,971	13,263	11,574	11,467	11,883
% Change	17.9%	(11.8)%	0.2%	2.1%	20.9%	(12.7)%	(0.9)%	3.6%
New Delinquency Count	11,395	10,461	12,964	13,717	12,237	11,567	12,998	13,679
% Change	(2.7)%	(8.2)%	23.9%	5.8%	(10.8)%	(5.5)%	12.4%	5.2%
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
The following table presents the weighted average mortgage interest rate on outstanding primary IIF as of December 31, 2025, excluding our run-off business. Prepayment speeds may be affected by changes in interest rates, among other factors. An increasing interest rate environment generally will reduce refinancing activity and result in lower prepayments. A declining interest rate environment generally will increase refinancing activity and increase prepayments.

Policy Year	Weighted average rate (1)
2008 and prior	5.36%
2009-2017	4.02%
2018	4.86%
2019	4.24%
2020	3.26%
2021	3.12%
2022	4.89%
2023	6.59%
2024	6.67%
2025	6.57%
Total portfolio	5.21%
______________
(1)Average Annual Mortgage Interest Rate weighted by IIF.
In contrast to monthly premium policies, when single premium policies are cancelled by the insured because the loan has been paid off or otherwise, any remaining unearned premiums are earned at cancellation. Although these cancellations reduce IIF, assuming all other factors remain constant, the profitability of our single premium business increases when persistency rates are lower. Our concentration of single premium policies has declined in recent years, as a result of elevated interest rates. As of December 31, 2025 and 2024, single premium policies comprised 9% and 9% of primary IIF, respectively.
Credit Quality
Improved analytics, stronger loan origination quality controls and regulatory developments have resulted in a significant improvement in the credit quality for loans originated in the private mortgage insurance market over time. Additionally, private mortgage insurers and the GSEs have maintained strong credit standards over the past decade, with average FICO scores for NIW persisting at levels significantly above historical averages. As a result, the industry is insuring loans from borrowers who should be better positioned to meet their mortgage obligations.
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
•legislative, regulatory, FHFA or GSE action, or executive orders permitting or mandating forbearance or a moratorium on foreclosures or evictions due to events such as natural disasters or a pandemic;
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
Loss Reserves
Loss reserves represent the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (a) losses that have been reported to the insurer; (b) losses related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (c) LAE. LAE include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims. Consistent with U.S. GAAP and industry accounting practices, we do not establish loss reserves for future claims on insured loans that are not in default or believed to be in default.
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
Loss reserves as of December 31, 2025, were $572 million, an increase of $48 million since December 31, 2024. In considering the potential sensitivity of the factors underlying management’s best estimate of our loss reserve, it is possible that even a relatively small change in the estimated claim and severity rates could have a significant impact on loss reserves and, correspondingly, on results of operations. For example, based on our actual experience during the three-year period immediately preceding December 31, 2025, a change of 4 percentage points, or 15%, in the average claim rate would change the gross loss reserve amount for such quarter by approximately $79 million. Likewise, a change of 3 percentage points, or a change of 3%, in the average severity rate would change the gross loss reserve amount for such quarter by approximately $16 million.
Investments
Valuation of Fixed Maturity Securities
Our portfolio of fixed maturity securities was valued at $6,051 million as of December 31, 2025, an increase of $426 million from December 31, 2024.
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
Allowance for Credit Losses on Available-For-Sale Securities
As of each balance sheet date, we evaluate fixed maturity securities in an unrealized loss position for changes to the allowance for credit losses. Determining the value of the unrealized losses is dependent on the same methodologies and assumptions used in our valuation of fixed maturity securities. We also consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. There is no recorded allowance for credit losses on available-for-sale securities as of December 31, 2025.
See Notes 2 and 3 to our consolidated financial statements for additional information related to the allowance for credit losses on fixed maturity securities.
Revenue Recognition
The majority of our insurance contracts have recurring monthly premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the policy life. A portion of the revenue from single premium policies is recognized in premiums earned in the current period, and the remaining portion remains deferred as unearned premiums and earned over the estimated expiration of risk of the policy. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. For borrower-paid mortgage insurance, coverage ceases at the earlier of prepayment, or when the original principal is amortized to a 78% loan-to-value ratio in accordance with HOPA. Variation in cancellation rates and projected losses are inputs into our premium recognition models, causing uncertainty within our estimates.
We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment on a retrospective basis in current period net income. These reviews include the consideration of recent and projected loss and policy cancellation experience, and adjustments to the estimated earnings patterns are made, if warranted.
Unearned premiums were $92 million as of December 31, 2025, a decrease of $23 million compared to December 31, 2024. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates, persistency and our market share, all of which could impact new insurance written. For example, a decline in primary new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $3 million in the first full year. Likewise, if primary persistency rates declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $95 million during the first full year, partially offset by higher policy cancellations in our single premium products. These reductions in earned premiums could be potentially offset by lower reserves due to policies no longer being in-force.

Trends and Conditions
Macroeconomic environment. Throughout 2025, the United States economy was subject to significant volatility and uncertainty, largely related to changing economic policies, including new and variable tariffs, continued inflationary pressure, the government shutdown and certain domestic and geopolitical tensions. The ancillary effects of these factors on the domestic and global economies could materially impact the United States housing markets and our business.
The Bureau of Labor Statistics reported in December 2025 that Consumer Price Index (“CPI”) inflation was 2.7% year-over-year compared to 2.9% year-over-year in December 2024, while the unemployment rate has risen to 4.4% in December 2025 from 4.1% in December 2024. Elevated inflation remains a challenge for the Federal Open Market Committee as it navigates heightened uncertainty.
The U.S. purchase mortgage originations remained relatively slow in response to elevated mortgage rates. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. Affordability pressures eased slightly during the end of 2025 as mortgage rates began to decline and national house price growth has slowed according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (Seasonally Adjusted).
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
Our portfolio. New insurance written of $51.5 billion in 2025 increased 1% compared to 2024. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. Our primary persistency rate decreased to 82% during 2025 compared to 83% during 2024. Persistency remains slightly elevated due to high interest rates but decreased in 2025 due to rate volatility throughout the year. Elevated persistency and modest new insurance written growth has led to an increase in primary insurance in-force of $4.3 billion or 2% since December 31, 2024.
Net earned premiums increased marginally in 2025 compared to 2024 as higher average IIF and higher assumed premiums were mostly offset by higher ceded premiums and slightly lower average premium rates.
Our largest customer accounted for 12%, 11% and 10% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. This customer also accounted for 22%, 20% and 19% of our total NIW during the years ended December 31, 2025, 2024 and 2023, respectively. No other customer accounted for 10% or more of total revenues or NIW for the years ended December 31, 2025, 2024 or 2023.
Loss experience. Our loss ratio for the year ended December 31, 2025, was 11% as compared to 4% for the year ended December 31, 2024. Both periods were impacted by favorable reserve adjustments due to strong cure performance and loss mitigation efforts. In 2025, we recorded a net reserve release of $200 million. A majority of the reserve adjustments related to prior period delinquencies but a portion of the release also related to 2025 delinquencies as we reduced the expected claim rates as a result of sustained favorable cure performance and our current market expectations. In 2024, we recorded a reserve release of $252 million, primarily on prior accident year reserves.
New delinquencies in 2025 increased compared to 2024 primarily due to the normal loss development pattern on newer books. Current period primary delinquencies of 50,481 contributed $299 million of loss expense in 2025. We incurred $287 million of losses from 48,537 current period delinquencies in 2024. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
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
Capital requirements and ratings. EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, EMICO’s domestic insurance regulator, was approximately 10.1:1 as of December 31, 2025, and 10.5:1 as of December 31, 2024. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
As of December 31, 2025, we had estimated available assets of $5,015 million against $3,096 million net required assets under PMIERs compared to available assets of $5,095 million against $3,043 million net required assets as of December 31, 2024. The sufficiency ratio as of December 31, 2025, was 162% or $1,919 million above the PMIERs requirements, compared to 167% or $2,052 million above the PMIERs requirements as of December 31, 2024. Our PMIERs required assets also benefited from a reinsurance credit of $1,932 million and $1,885 million related to third-party reinsurance as of December 31, 2025 and 2024, respectively. Our PMIERs required assets as of December 31, 2024, benefited $28 million from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. Use of the multiplier was discontinued effective March 31, 2025.
On January 17, 2025, Fitch upgraded the long-term financial strength and issuer credit ratings of EMICO from A- to A.
On August 6, 2025, Moody’s upgraded the insurance financial strength rating of EMICO from A3 to A2.
Recent transactions. On January 24, 2025, we entered into two excess-of-loss reinsurance transactions that cover a portion of expected new insurance written from January 1, 2025, through December 31, 2025, and January 1, 2026, through December 31, 2026, and provide reinsurance coverage of approximately $225 million and $260 million, respectively.

On September 23, 2025, we entered into a quota share reinsurance agreement with a panel of reinsurers. Under the agreement, EMICO will cede approximately 34% of a portion of its expected new insurance written for the period from January 1, 2027, through December 31, 2027.
On September 30, 2025, we entered into a five-year, unsecured revolving credit facility (the “2025 Revolving Credit Facility”) with a syndicate of lenders in the initial aggregate principal amount of $435 million, which replaces the previous $200 million senior unsecured revolving credit facility. The 2025 Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility remains undrawn as of December 31, 2025.
On October 27, 2025, we entered into an excess-of-loss reinsurance transaction that covers a portion of expected new insurance written from January 1, 2027, through December 31, 2027, and provides reinsurance coverage of approximately $170 million.
Capital returns. In March, June, September and December 2025, our primary mortgage insurance operating company, EMICO, paid dividends to EHI that support our ability to return capital to shareholders. We paid a dividend of $0.185 per common share during the first quarter of 2025. In April 2025, we announced an increase of our quarterly dividend to $0.21 per common share which was paid in June, September and December 2025. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
On May 1, 2024, we announced the authorization of a share repurchase program that allowed for the repurchase of up to $250 million of EHI’s common stock. The Company completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of EHI’s common stock. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In support, Enact has entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares as part of the program to maintain Genworth’s ownership interest in Enact. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The programs do not obligate EHI to acquire any amount of common stock, may be suspended or terminated at any time at the Company’s discretion without prior notice, and do not have a specified expiration date.
Subsequent to year end, on February 3, 2026, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $500 million of EHI’s common stock.
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

Results of Operations and Key Metrics
Results of Operations
The following table sets forth our consolidated results for the periods indicated:

	Year ended December 31,			Increase (decrease) and percentage change		Increase (decrease) and percentage change
(Amounts in thousands)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues:
Premiums	$980,505	$980,104	$957,075	$401	—%	$23,029	2%
Net investment income	266,153	240,564	207,369	25,589	11%	33,195	16%
Net investment gains (losses)	(16,276)	(22,807)	(14,022)	6,531	29%	(8,785)	(63)%
Other income	5,445	3,913	3,264	1,532	39%	649	20%
Total revenues	1,235,827	1,201,774	1,153,686	34,053	3%	48,088	4%
Losses and expenses:
Losses incurred	109,526	38,657	27,165	70,869	183%	11,492	42%
Acquisition and operating expenses, net of deferrals	208,326	213,310	212,491	(4,984)	(2)%	819	—%
Amortization of deferred acquisition costs and intangibles	9,189	9,659	10,654	(470)	(5)%	(995)	(9)%
Interest expense	49,949	51,157	51,867	(1,208)	(2)%	(710)	(1)%
Loss on debt extinguishment	—	10,930	—	(10,930)	NM(4)	10,930	NM
Total losses and expenses	376,990	323,713	302,177	53,277	16%	21,536	7%
Income before income taxes	858,837	878,061	851,509	(19,224)	(2)%	26,552	3%
Provision for income taxes	184,593	189,993	185,998	(5,400)	(3)%	3,995	2%
Net income	$674,244	$688,068	$665,511	$(13,824)	(2)%	$22,557	3%
Loss ratio (1)	11%	4%	3%
Expense ratio (2)	22%	23%	23%
Earned premium rate (3)	0.35%	0.36%	0.37%
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

Detailed discussions of our consolidated results of operations for the year ended December 31, 2023, including the year-over-year comparisons between 2024 and 2023, that are not included in this Annual Report on Form 10-K can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
Premiums increased marginally, attributable to higher average IIF and higher assumed premiums, partially offset by higher ceded premiums and slightly lower average premium rates. The net earned premium rate was 35 basis points, down slightly from 36 basis points in 2024.
Net investment income increased primarily due to higher investment yields coupled with higher average invested assets.
Net investment losses during 2025 and 2024 were primarily driven by realized losses on the sale of fixed maturity securities as part of our yield optimization strategy that allows us to reinvest sales proceeds and recoup higher investment income. Our yield optimization strategy enables opportunistic security sales based on current and changing market conditions. We had fewer losses on sales in 2025 than 2024.
Other income includes underwriting fee revenue, equity method investment income and other revenue.
Losses and expenses
Losses incurred in 2025 and 2024 were impacted by favorable reserve adjustments due to strong cure performance and loss mitigation efforts. In 2025, we recorded a net reserve release of $200 million. A majority of the reserve adjustments related to prior period delinquencies but a portion of the release also related to 2025 delinquencies as we reduced the expected claim rates as a result of sustained favorable cure performance and our current market expectations. During 2024, we recorded $252 million of reserve releases.
New primary delinquencies were 50,481 in 2025 compared to 48,537 in 2024, resulting in $299 million and $287 million of losses, respectively.
The following table shows incurred losses related to current and prior accident years for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Losses and LAE incurred related to current accident year	$280,143	$289,482	$275,418
Losses and LAE incurred related to prior accident years	(188,739)	(258,180)	(248,214)
Total incurred (1)	$91,404	$31,302	$27,204
_______________
(1)Excludes run-off business.
Acquisition and operating expenses, net of deferrals, decreased slightly driven primarily by prudent expense management coupled with severance expenses as a part of restructuring activities in 2024.
Amortization of DAC and intangibles declined slightly due to lower DAC amortization as a result of elevated persistency, driven by high mortgage rates and lower software amortization.
The expense ratio decreased slightly due to a small decrease in expenses and flat premium growth.
The loss on debt extinguishment relates to the expenses incurred associated with the redemption of our 2025 Notes in 2024.
Interest expense for 2025 primarily relates to our 2029 Notes while interest expense for 2024 relates primarily to our 2025 and 2029 Notes. For additional details see Note 7 to our consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.5% and 21.6% for the years ended December 31, 2025 and 2024, respectively, consistent with the United States corporate federal income tax rate.
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
“Adjusted operating income” is defined as U.S. GAAP net income excluding the effects of (i) net investment gains (losses) (ii) reorganization or restructuring costs and infrequent or unusual non-operating items and (iii) gains (losses) on the extinguishment of debt. .
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Net income	$674,244	$688,068	$665,511
Adjustments to net income:
Net investment (gains) losses	16,276	22,807	14,022
Costs associated with reorganization	820	4,652	(131)
Loss on debt extinguishment	—	10,930	—
Taxes on adjustments	(3,590)	(8,061)	(2,917)
Adjusted operating income	$687,750	$718,396	$676,485
Adjusted operating income decreased in 2025 compared to 2024 primarily due to higher losses, partially offset by higher net investment income and lower expenses.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis and exclude activity related to our run-off business, which is immaterial to our consolidated results of operations.
The following table sets forth selected operating performance measures on a primary basis as of or for the years ended December 31:

(Dollar amounts in millions)	2025	2024	2023
New insurance written	$51,506	$51,002	$53,081
Primary insurance in-force (1)	$273,147	$268,825	$262,937
Primary risk in-force	$71,363	$69,985	$67,529
Persistency rate	82%	83%	85%
Primary policies in-force (count)	950,670	962,849	974,516
Delinquent loans (count)	24,885	23,566	20,432
Delinquency rate	2.62%	2.45%	2.10%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written
NIW for the year ended December 31, 2025 increased 1% compared to 2024. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. We manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time as circumstances warrant.
The following table presents NIW by product for the years ended December 31:

(Amounts in millions)	2025		2024		2023
Primary	$51,506	100%	$51,002	100%	$53,081	100%
Pool	—	—	—	—	—	—
Total	$51,506	100%	$51,002	100%	$53,081	100%
The following table presents primary NIW by underlying type of mortgage for the years ended December 31:

(Amounts in millions)	2025		2024		2023
Purchases	$46,192	90%	$47,693	94%	$51,723	97%
Refinances	5,314	10	3,309	6	1,358	3
Total	$51,506	100%	$51,002	100%	$53,081	100%
The following table presents primary NIW by policy payment type for the years ended December 31:

(Amounts in millions)	2025		2024		2023
Monthly	$49,320	96%	$48,830	96%	$51,869	98%
Single	2,116	4	2,102	4	1,114	2
Other	70	—	70	—	98	—
Total	$51,506	100%	$51,002	100%	$53,081	100%

The following table presents primary NIW by FICO score for the years ended December 31:

(Amounts in millions)	2025		2024		2023
Over 760	$26,339	51%	$24,843	49%	$24,680	46%
740-759	8,477	16	8,096	16	8,994	17
720-739	6,278	12	6,768	13	7,220	14
700-719	4,523	9	4,932	10	5,214	10
680-699	2,967	6	3,237	6	3,652	7
660-679 (1)	1,729	3	1,759	3	2,086	4
640-659	835	2	972	2	952	2
620-639	335	1	369	1	268	—
<620	23	—	26	—	15	—
Total	$51,506	100%	$51,002	100%	$53,081	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
LTV ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the years ended December 31:

(Amounts in millions)	2025		2024		2023
95.01% and above	$9,580	19%	$10,129	20%	$9,295	18%
90.01% to 95.00%	18,835	36	19,270	38	19,861	37
85.01% to 90.00%	15,435	30	15,609	30	17,200	32
85.00% and below	7,656	15	5,994	12	6,725	13
Total	$51,506	100%	$51,002	100%	$53,081	100%
The following table presents primary NIW by DTI ratio for the years ended December 31:

(Amounts in millions)	2025		2024		2023
45.01% and above	$15,186	30%	$14,545	28%	$15,600	29%
38.01% to 45.00%	18,670	36	18,711	37	18,906	36
38.00% and below	17,650	34	17,746	35	18,575	35
Total	$51,506	100%	$51,002	100%	$53,081	100%
Insurance in-force and Risk in-force
IIF increased largely from NIW and elevated persistency in the current year, partially offset by lapses and cancellations. Primary persistency rate was 82% and 83% for the years ended December 31, 2025 and 2024, respectively. RIF increased primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
Primary IIF	$273,147	100%	$268,825	100%	$262,937	100%
Pool IIF	331	—	379	—	436	—
Total IIF	$273,478	100%	$269,204	100%	$263,373	100%
Primary RIF	$71,363	100%	$69,985	100%	$67,529	100%
Pool RIF	51	—	57	—	69	—
Total RIF	$71,414	100%	$70,042	100%	$67,598	100%
The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
Purchases IIF	$249,902	91%	$243,730	91%	$231,526	88%
Refinances IIF	23,245	9	25,095	9	31,411	12
Total IIF	$273,147	100%	$268,825	100%	$262,937	100%
Purchases RIF	$65,890	92%	$64,031	91%	$60,497	90%
Refinances RIF	5,473	8	5,954	9	7,032	10
Total RIF	$71,363	100%	$69,985	100%	$67,529	100%
The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
Monthly IIF	$247,776	91%	$241,785	90%	$233,651	89%
Single IIF	23,844	9	25,301	9	27,353	10
Other IIF	1,527	—	1,739	1	1,933	1
Total IIF	$273,147	100%	$268,825	100%	$262,937	100%
Monthly RIF	$65,836	92%	$64,078	91%	$61,083	90%
Single RIF	5,135	7	5,466	8	5,957	9
Other RIF	392	1	441	1	489	1
Total RIF	$71,363	100%	$69,985	100%	$67,529	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
2008 and prior	$4,219	2%	$4,860	2%	$5,621	2%
2009 to 2017	6,503	2	9,045	3	13,363	5
2018	3,917	1	4,790	2	5,750	2
2019	9,539	4	11,415	4	13,773	5
2020	28,074	10	34,940	13	44,486	17
2021	45,945	17	57,266	21	70,045	27
2022	46,173	17	53,063	20	59,267	23
2023	38,250	14	45,208	17	50,632	19
2024	42,043	15	48,238	18	—	—
2025	48,484	18	—	—	—	—
Total	$273,147	100%	$268,825	100%	$262,937	100%
The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
2008 and prior	$1,092	2%	$1,256	2%	$1,449	2%
2009 to 2017	1,680	2	2,368	3	3,532	5
2018	1,010	1	1,233	2	1,476	2
2019	2,499	4	2,984	4	3,544	5
2020	7,739	11	9,553	14	11,697	17
2021	12,482	17	15,043	21	17,846	27
2022	11,884	17	13,476	19	14,907	22
2023	9,967	14	11,719	17	13,078	20
2024	10,812	15	12,353	18	—	—
2025	12,198	17	—	—	—	—
Total	$71,363	100%	$69,985	100%	$67,529	100%
The following table presents the development of primary IIF for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Beginning balance	$268,825	$262,937	$248,262
NIW	51,506	51,002	53,081
Cancellations, principal repayments and other reductions (1)	(47,184)	(45,114)	(38,406)
Ending balance	$273,147	$268,825	$262,937
_____________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.

The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
95.01% and above	$54,221	20%	$50,318	18%	$44,955	17%
90.01% to 95.00%	114,315	42	112,362	42	109,227	41
85.01% to 90.00%	78,746	29	79,932	30	77,887	30
85.00% and below	25,865	9	26,213	10	30,868	12
Total	$273,147	100%	$268,825	100%	$262,937	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
95.01% and above	$15,608	22%	$14,428	21%	$12,878	19%
90.01% to 95.00%	33,260	47	32,686	47	31,781	47
85.01% to 90.00%	19,410	27	19,729	28	19,163	28
85.00% and below	3,085	4	3,142	4	3,707	6
Total	$71,363	100%	$69,985	100%	$67,529	100%
The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
Over 760	$120,093	44%	$115,554	43%	$110,635	42%
740-759	44,898	16	43,955	17	43,053	17
720-739	37,897	14	37,717	14	37,020	14
700-719	29,486	11	29,819	11	29,766	11
680-699	20,773	8	21,355	8	21,835	8
660-679 (1)	11,091	4	11,245	4	11,357	4
640-659	5,988	2	6,147	2	6,137	3
620-639	2,398	1	2,461	1	2,504	1
<620	523	—	572	—	630	—
Total	$273,147	100%	$268,825	100%	$262,937	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
Over 760	$31,186	44%	$29,985	43%	$28,363	42%
740-759	11,765	16	11,494	17	11,096	17
720-739	10,049	14	9,949	14	9,621	14
700-719	7,727	11	7,746	11	7,623	11
680-699	5,412	8	5,523	8	5,557	8
660-679 (1)	2,913	4	2,924	4	2,908	4
640-659	1,564	2	1,589	2	1,565	3
620-639	615	1	629	1	635	1
<620	132	—	146	—	161	—
Total	$71,363	100%	$69,985	100%	$67,529	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
45.01% and above	$65,275	24%	$59,864	22%	$53,440	20%
38.01% to 45.00%	99,748	36	97,361	36	93,871	36
38.00% and below	108,124	40	111,600	42	115,626	44
Total	$273,147	100%	$268,825	100%	$262,937	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	December 31, 2025		December 31, 2024		December 31, 2023
45.01% and above	$17,150	24%	$15,674	22%	$13,830	20%
38.01% to 45.00%	25,893	36	25,226	36	24,072	36
38.00% and below	28,320	40	29,085	42	29,627	44
Total	$71,363	100%	$69,985	100%	$67,529	100%
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

The following table shows a roll forward of the number of primary loans in default for the years ended December 31:

(Loan count)	2025	2024	2023
Number of delinquencies, beginning of period	23,566	20,432	19,943
New defaults	50,481	48,537	41,617
Cures	(48,187)	(44,611)	(40,475)
Claims paid	(937)	(743)	(615)
Rescissions and claim denials	(38)	(49)	(38)
Number of delinquencies, end of period	24,885	23,566	20,432
The following table sets forth changes in our direct primary case loss reserves for the years ended December 31:

(Amounts in thousands) (1)	2025	2024	2023
Loss reserves, beginning of period	$472,110	$476,709	$479,343
Claims paid	(52,374)	(30,550)	(23,357)
Increase in reserves	95,390	25,951	20,723
Loss reserves, end of period	$515,126	$472,110	$476,709
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	December 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,647	$104	$867	12%
4 - 11 payments	8,591	206	641	32%
12 payments or more	3,647	205	270	76%
Total	24,885	$515	$1,778	29%

	December 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%
Total	23,566	$472	$1,607	29%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%
Total	20,432	$477	$1,298	37%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of December 31, 2025, was flat compared to December 31, 2024.
The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary mortgage insurance claim severity was 96%, 99% and 97% for the years ended December 31, 2025, 2024 and 2023, respectively. The average claim severities have been impacted by low claim volumes and lifetime home price appreciation. These figures do not include the effects of agreements on non-performing loans.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender. The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	13%	2.84%
Texas	9	9	2.81%
Florida (1)	8	13	3.35%
New York (1)	5	9	3.38%
Illinois (1)	4	5	3.15%
Arizona	4	4	2.78%
Michigan	4	3	2.33%
Georgia	3	4	3.33%
North Carolina	3	2	2.07%
Pennsylvania	3	3	2.29%
All other states (2)	45	35	2.32%
Total	100%	100%	2.62%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.85%
Chicago-Naperville, IL MD	3	4	3.31%
Atlanta, GA MSA	3	3	3.59%
Dallas, TX MD	2	2	2.49%
Houston, TX MSA	2	3	3.54%
New York, NY MD	2	5	3.70%
Washington-Arlington, DC MD	2	2	2.62%
Riverside-San Bernardino, CA MSA	2	3	3.53%
Los Angeles-Long Beach, CA MD	2	3	3.26%
Denver-Aurora-Lakewood, CO MSA	2	1	1.85%
All Other MSAs/MDs	77	71	2.49%
Total	100%	100%	2.62%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2024:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.41%
Chicago-Naperville, IL MD	3	4	3.29%
Atlanta, GA MSA	3	3	3.02%
New York, NY MD	2	6	3.53%
Houston, TX MSA	2	3	3.58%
Dallas, TX MD	2	2	2.38%
Washington-Arlington, DC MD	2	2	2.03%
Riverside-San Bernardino, CA MSA	2	3	3.25%
Los Angeles-Long Beach, CA MD	2	2	2.65%
Denver-Aurora-Lakewood, CO MSA	2	1	1.38%
All Other MSAs/MDs	77	71	2.35%
Total	100%	100%	2.45%

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2023:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	2%	2.01%
Chicago-Naperville, IL MD	3	4	2.88%
Atlanta, GA MSA	3	3	2.40%
New York, NY MD	2	7	3.60%
Washington-Arlington, DC MD	2	2	2.01%
Houston, TX MSA	2	3	2.67%
Los Angeles-Long Beach, CA MD	2	2	2.39%
Dallas, TX MD	2	2	1.92%
Riverside-San Bernardino, CA MSA	2	3	2.83%
Denver-Aurora-Lakewood, CO MSA	2	1	1.12%
All Other MSAs/MDs	77	71	2.01%
Total	100%	100%	2.10%
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

The following table sets forth the dispersion of primary RIF and loss reserves by policy year and delinquency rates as of December 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	8%	7.96%	5.55%
2009-2017	2	7	5.08%	0.59%
2018	1	4	5.31%	0.95%
2019	4	5	3.45%	0.84%
2020	11	11	2.41%	0.91%
2021	17	19	2.63%	1.52%
2022	17	22	2.98%	2.45%
2023	14	15	2.75%	2.23%
2024	15	8	1.73%	1.52%
2025	17	1	0.32%	0.30%
Total portfolio	100%	100%	2.62%	4.13%
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
Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. Loss reserves have shifted to newer book years in line with changes in RIF. As of December 31, 2025, our 2018 and newer policy years represented approximately 96% of our primary RIF and 85% of our total direct primary case reserves.
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
•Regulatory capital requirements; and
•Restriction of investments correlated to the residential mortgage market.
Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	December 31, 2025		December 31, 2024		December 31, 2023
(Amounts in thousands)	Fair value	% of total	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$257,307	4.2%	$277,363	4.9%	$195,129	3.7%
State and political subdivisions	478,972	7.9	467,476	8.3	438,214	8.3
Non-U.S. government	185,462	3.1	83,802	1.5	11,467	0.2
U.S. corporate	2,810,727	46.5	2,825,679	50.2	2,723,730	51.8
Non-U.S. corporate	783,056	12.9	772,624	13.7	689,663	13.1
Residential mortgage-backed	349,333	5.8	8,364	0.2	10,755	0.2
Commercial mortgage-backed	129,562	2.1	—	—	—	—
Other asset-backed	1,056,123	17.5	1,189,465	21.2	1,197,183	22.7
Total available-for-sale fixed maturity securities	$6,050,542	100.0%	$5,624,773	100.0%	$5,266,141	100.0%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of December 31, 2025, December 31, 2024 or December 31, 2023. We have no derivative financial instruments in our investment portfolio.
As of December 31, 2025, 2024 and 2023, 99%, 99% and 98% of our investment portfolio was rated investment grade, respectively. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	December 31, 2025	December 31, 2024	December 31, 2023
AAA	8%	11%	10%
AA	28	22	20
A	30	31	33
BBB	33	35	35
BB & below	1	1	2
Total	100%	100%	100%

The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents:

	December 31, 2025	December 31, 2024	December 31, 2023
Duration (in years)	4.7	4.1	3.5
Pre-tax yield (% of average investment portfolio assets)	4.4%	4.0%	3.6%
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
Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$724,519	$686,262	$632,038
Investing activities	(226,381)	(320,514)	(229,404)
Financing activities	(515,077)	(381,999)	(300,726)
Net increase (decrease) in cash and cash equivalents	$(16,939)	$(16,251)	$101,908
Our most significant source of operating cash flows is from premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities increased largely due to higher net investment income and lower expenses. Cash flows from operations were also impacted by changes in reserves and unearned premiums.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities was a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
Financing activities for 2025 included dividends paid of $121 million and share repurchases of $382 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. In 2024, our cash flows from financing activities included the issuance of our 2029 Notes and the redemption of our 2025 Notes. During 2024 and 2023, our cash flows used in financing activities included dividends paid of $112 million and $213 million, respectively, and share repurchases of $244 million and $88 million, respectively.
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
On September 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “2025 Revolving Credit Facility”) in the initial aggregate principal amount of $435 million, which replaces the previous $200 million senior unsecured revolving credit facility. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through December 31, 2025.
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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends of $3 million from unassigned surplus as of December 31, 2025, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
In 2025, EMICO completed distributions of approximately $610 million that supported our ability to pay cash dividends. We intend to use future EMICO distributions to fund the quarterly dividend as well as to bolster our financial flexibility at EHI and return additional capital to shareholders.
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

The following table presents the calculation of our RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Statutory policyholders’ surplus	$806	$887	$1,085
Contingency reserves	4,513	4,336	3,960
Combined statutory capital	$5,319	$5,223	$5,045
Adjusted RIF (1)	$53,893	$55,001	$58,277
Combined risk-to-capital ratio	10.1	10.5	11.6
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
The following table presents the calculation of our RTC ratio for our principal insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Statutory policyholders’ surplus	$768	$850	$1,026
Contingency reserves	4,498	4,325	3,953
Combined statutory capital	$5,266	$5,175	$4,979
Adjusted RIF (1)	$53,206	$54,418	$57,788
EMICO risk-to-capital ratio	10.1	10.5	11.6
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of December 31, 2025, we maintained liquidity in the form of cash and cash equivalents of $582 million compared to $599 million as of December 31, 2024, and we also held significant levels of investment-grade fixed maturity securities that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On September 30, 2025, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $435 million. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. The 2025 Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility has remained undrawn through December 31, 2025.
The principal sources of liquidity in our business currently include insurance premiums, net investment income and cash flows from investment sales and maturities. We believe that the operating cash flows generated by our mortgage insurance subsidiary will provide the funds necessary to satisfy our claim payments, operating expenses and taxes in both the short-term and long-term. However, our subsidiaries are subject to regulatory and other capital restrictions with respect to the payment of dividends. We currently have no material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than the 2029 Notes and the Revolving Credit Facility.
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

Name of Agency	Rating	Outlook	Change	Date of Rating
Moody’s Investor Service, Inc.	A2	Stable	Upgrade	August 6, 2025
Fitch Ratings, Inc.	A	Stable	Upgrade	January 17, 2025
S&P Global Ratings	A-	Positive	Affirm	January 15, 2026
A.M. Best	A-	Positive	Affirm	September 18, 2025
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
The liability for loss reserves as of December 31, 2025, represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant, and result in future increases to reserves by amounts that could be material to our results of operations, financial condition and liquidity. Refer to Note 5 in our audited consolidated financial statements for discussion of our loss reserves.
Refer to Note 2 in our audited consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 for a discussion of recently adopted and not yet adopted accounting standards.
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
As of December 31, 2025, the effective duration of our investments available-for-sale was 4.7 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.7% in fair value of our investments available-for-sale.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enact Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Loss reserves
As described in Notes 2 and 5 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans (loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s loss reserves were $572 million as of December 31, 2025.
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
Chicago, Illinois
February 27, 2026

ENACT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except per share amounts)	2025	2024
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $6,081,997 and $5,876,502 as of December 31, 2025 and 2024, respectively)	$6,050,542	$5,624,773
Short-term investments	—	3,367
Total investments	6,050,542	5,628,140
Cash and cash equivalents	582,493	599,432
Accrued investment income	56,073	49,595
Deferred acquisition costs	22,232	23,771
Premiums receivable	46,130	53,031
Other assets	116,007	102,549
Deferred tax asset	19,989	65,013
Total assets	$6,893,466	$6,521,531
Liabilities and equity
Liabilities:
Loss reserves	$572,470	$524,715
Unearned premiums	91,639	114,680
Other liabilities	129,695	142,990
Long-term borrowings	744,481	743,050
Total liabilities	1,538,285	1,525,435
Equity:
Common stock, $0.01 par value; 600,000 shares authorized; 142,209 and 152,318 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,422	1,523
Additional paid-in capital	1,706,481	2,076,788
Accumulated other comprehensive income	(30,143)	(207,455)
Retained earnings	3,677,421	3,125,240
Total equity	5,355,181	4,996,096
Total liabilities and equity	$6,893,466	$6,521,531
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands, except per share amounts)	2025	2024	2023
Revenues:
Premiums	$980,505	$980,104	$957,075
Net investment income	266,153	240,564	207,369
Net investment gains (losses)	(16,276)	(22,807)	(14,022)
Other income	5,445	3,913	3,264
Total revenues	1,235,827	1,201,774	1,153,686
Losses and expenses:
Losses incurred	109,526	38,657	27,165
Acquisition and operating expenses, net of deferrals	208,326	213,310	212,491
Amortization of deferred acquisition costs and intangibles	9,189	9,659	10,654
Interest expense	49,949	51,157	51,867
Loss on debt extinguishment	—	10,930	—
Total losses and expenses	376,990	323,713	302,177
Income before income taxes	858,837	878,061	851,509
Provision for income taxes	184,593	189,993	185,998
Net income	$674,244	$688,068	$665,511

Net income per common share:
Basic	$4.54	$4.40	$4.14
Diluted	$4.52	$4.37	$4.11
Weighted average common shares outstanding:
Basic	148,373	156,277	160,870
Diluted	149,318	157,554	161,847
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2025	2024	2023
Net income	$674,244	$688,068	$665,511
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities	183,033	22,932	152,340
Foreign currency translation	(5,721)	13	4
Other comprehensive income (loss)	177,312	22,945	152,344
Total comprehensive income (loss)	$851,556	$711,013	$817,855
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance December 31, 2022	$1,628	$2,382,068	$(382,744)	$2,099,956	$4,100,908
Comprehensive income:
Net income	—	—	—	665,511	665,511
Other comprehensive income, net of taxes	—	—	152,344	—	152,344
Repurchase of common stock	(36)	(87,726)	—	—	(87,762)
Stock-based compensation expense and exercises and other	1	16,549	—	(2,240)	14,310
Dividends	—	—	—	(212,964)	(212,964)
Balance December 31, 2023	$1,593	$2,310,891	$(230,400)	$2,550,263	$4,632,347
Comprehensive income:
Net income	—	—	—	688,068	688,068
Other comprehensive income, net of taxes	—	—	22,945	—	22,945
Repurchase of common stock	(76)	(243,892)	—	—	(243,968)
Stock-based compensation expense and exercises and other	6	9,789	—	(1,372)	8,423
Dividends	—	—	—	(111,719)	(111,719)
Balance December 31, 2024	$1,523	$2,076,788	$(207,455)	$3,125,240	$4,996,096
Comprehensive income:
Net income	—	—	—	674,244	674,244
Other comprehensive income, net of taxes	—	—	177,312	—	177,312
Repurchase of common stock	(105)	(382,294)	—	—	(382,399)
Stock-based compensation expense and exercises and other	4	11,987	—	(1,230)	10,761
Dividends	—	—	—	(120,833)	(120,833)
Balance December 31, 2025	$1,422	$1,706,481	$(30,143)	$3,677,421	$5,355,181
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$674,244	$688,068	$665,511
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	16,276	22,807	14,022
Amortization of fixed maturity securities discounts and premiums	(13,971)	(11,603)	(6,530)
Amortization of deferred acquisition costs and intangibles	9,189	9,659	10,654
Acquisition costs deferred	(5,219)	(5,758)	(6,109)
Deferred income taxes	7,771	4,464	(1,832)
Stock-based compensation expense	19,024	18,774	15,279
Amortization of debt issuance costs	1,431	1,954	2,586
Loss on debt extinguishment	—	10,930	—
Change in certain assets and liabilities:
Accrued investment income	(6,478)	(8,036)	(5,715)
Premiums receivable	6,901	(7,961)	(3,332)
Other assets	(16,718)	1,462	1,214
Loss reserves	47,755	6,524	(817)
Unearned premiums	(23,041)	(34,650)	(53,387)
Other liabilities	7,355	(10,372)	494
Net cash provided by operating activities	724,519	686,262	632,038
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,895,599)	(1,605,661)	(1,018,406)
Purchases of limited partnerships and equity interests	(1,100)	(5,512)	—
Proceeds from sales of fixed maturity securities available-for-sale	763,644	553,957	423,373
Maturities of fixed maturity securities available-for-sale	911,629	735,444	396,207
Change in short-term investments	3,367	16,849	(16,651)
Other	(8,322)	(15,591)	(13,927)
Net cash used in investing activities	(226,381)	(320,514)	(229,404)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	749,648	—
Debt issuance costs	—	(7,398)	—
Redemption of long-term debt	—	(757,500)	—
Repurchase of common stock	(382,399)	(243,968)	(87,762)
Dividends paid	(120,833)	(111,719)	(212,964)
Other	(11,845)	(11,062)	—
Net cash used in financing activities	(515,077)	(381,999)	(300,726)
Net increase (decrease) in cash and cash equivalents	(16,939)	(16,251)	101,908
Cash and cash equivalents at beginning of year	599,432	615,683	513,775
Cash and cash equivalents at end of year	$582,493	$599,432	$615,683
Supplementary disclosure of cash flow information:
Income taxes paid	$190,915	$188,544	$181,972
Interest paid	$47,383	$62,946	$49,177
See Notes to Consolidated Financial Statements

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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
We have a broad customer base of mortgage lenders diversified by size, type and geography that includes large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Our largest customer accounted for approximately $145 million or 12% of our total revenues for the year ended December 31, 2025, $133 million or 11% of our total revenues for the year ended December 31, 2024 and $118 million, or 10% of our total revenues for the year ended December 31, 2023. No other customer accounted for 10% or more of total revenues for the year ended December 31, 2025, 2024 or 2023.
We also offer mortgage and credit-related insurance and reinsurance through our other subsidiaries, including investing in new opportunities for Enact. One of these subsidiaries, Enact Re Ltd. ("Enact Re"), our wholly owned Bermuda-based subsidiary, also reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements. We contributed $500 million into Enact Re during 2023.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Investments
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. We conduct the purchases, sales and related investment management decisions with the advice of Genworth. As part of these services, we are charged an investment management fee, as agreed between

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
both parties. These fees are charged to investment expense and are included in net investment income in the consolidated statements of income. Refer to Note 11 for further details. Investments held at EHI are managed by a third party.
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
Equity Method Investments
Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Equity method investments, which are not material as of December 31, 2025, are recorded in other assets on the consolidated balance sheets with their related income recorded within other income in the consolidated statements of income.
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
Years Ended December 31, 2025, 2024 and 2023
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Deferred acquisition costs were $22.2 million and $23.8 million as of December 31, 2025 and 2024, respectively. Amortization of DAC was $6.8 million, $7.0 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included within amortization of deferred acquisition costs and intangibles in the consolidated statements of income.
Premium Deficiency Reserves (“PDR”)
Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. The discount rate used in the calculation is based upon our pretax investment yield. We do not utilize anticipated investment income on our assets when evaluating the need for a PDR. The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses in our business. The differences between the actual results and our estimates could vary materially. We completed a PDR analysis as of December 31, 2025 and 2024 and determined that no PDR was required.
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
Years Ended December 31, 2025, 2024 and 2023
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
Years Ended December 31, 2025, 2024 and 2023
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes certain tax provisions, was signed into law. Effective January 1, 2025, the Bermuda Corporate Income Tax Act of 2023 (“CIT”) imposed a new 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966. Neither of these tax enactments had a material impact on our financial position or results of operations for the year ended December 31, 2025. There was no other U.S. federal income tax-related legislation or administrative guidance issued in 2025 or 2024 that had a significant impact on our results of operations or financial condition.
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
Accounting Pronouncements Adopted
Segment Reporting
As of December 31, 2024, we adopted guidance under Accounting Standards Codification (“ASC”) 280 related to segment reporting disclosures. The update requires incremental disclosure around significant segment expenses, measures of segment profit or loss used by the chief operating decision

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
maker (“CODM”) and the CODM’s use of these metrics. The guidance also requires segment disclosures for entities with a single reportable segment. See Note 17 for our added disclosure.
Income Tax Disclosure
On January 1, 2025, we adopted new accounting guidance to improve income tax disclosures. The guidance required annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. We adopted this guidance using the retrospective method, which had no impact on our consolidated financial statements but expanded our income tax disclosures reflected in Note 8 herein.
Derivative Accounting Scope Refinement
As of December 31, 2025, we have early adopted guidance under ASC 815 related to derivative accounting disclosures. This update added a scope exception for certain contracts that are not exchange-traded and have underlying variables based on the operations or activities of one of the parties to the contract. We adopted this guidance prospectively and it did not have any impact at adoption.
Accounting Pronouncements Not Yet Adopted
Income Statement Disaggregation
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures in the notes to the financial statements of certain categories of expenses included in our consolidated statements of income, including employee compensation, depreciation and intangible asset amortization. This guidance is effective for us for annual reporting periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028 using the prospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the year ended December 31:

(Amounts in thousands)	2025	2024	2023
Fixed maturity securities available-for-sale	$249,658	$214,647	$180,955
Cash, cash equivalents and short-term investments	25,542	33,363	32,713
Gross investment income before expenses and fees	275,200	248,010	213,668
Investment expenses and fees	(9,047)	(7,446)	(6,299)
Net investment income	$266,153	$240,564	$207,369
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Fixed maturity securities available-for-sale:
Gross realized gains	$3,329	$1,058	$42
Gross realized (losses)	(18,361)	(20,950)	(14,064)
Net realized gains (losses)	(15,032)	(19,892)	(14,022)
Write-down of available-for-sale fixed maturity securities	(1,254)	(2,757)	—
Other	10	(158)	—
Net investment gains (losses)	$(16,276)	$(22,807)	$(14,022)
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income ("AOCI”) were as follows as of December 31:

(Amounts in thousands)	2025	2024
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(31,455)	$(251,729)
Short-term investments	—	(3)
Unrealized gains (losses) on investment securities	(31,455)	(251,732)
Income taxes	6,864	44,108
Net unrealized investment gains (losses)	$(24,591)	$(207,624)

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Beginning balance	$(207,624)	$(230,556)	$(382,896)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	203,991	19,364	179,177
Provision for income taxes	(33,824)	(14,325)	(37,914)
Change in unrealized gains (losses) on investment securities	170,167	5,039	141,263
Reclassification adjustments to net investment (gains) losses, net of taxes of $(3,420), $(4,756) and $(2,945), respectively	12,866	17,893	11,077
Change in net unrealized investment gains (losses)	183,033	22,932	152,340
Ending balance	$(24,591)	$(207,624)	$(230,556)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
Fixed Maturity Securities Available-For-Sale
As of December 31, 2025, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$253,706	$4,893	$(1,292)	$257,307
State and political subdivisions	527,584	1,914	(50,526)	478,972
Non-U.S. government	180,669	5,176	(383)	185,462
U.S. corporate	2,806,747	54,322	(50,342)	2,810,727
Non-U.S. corporate	778,640	17,020	(12,604)	783,056
Residential mortgage-backed	342,915	6,496	(78)	349,333
Commercial mortgage-backed	128,692	1,355	(485)	129,562
Other asset-backed	1,063,044	6,295	(13,216)	1,056,123
Total fixed maturity securities available-for-sale	$6,081,997	$97,471	$(128,926)	$6,050,542
Short-term investments	—	—	—	—
Total investments	$6,081,997	$97,471	$(128,926)	$6,050,542

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of December 31, 2025 or December 31, 2024.
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2025:

	Less than 12 months			12 months or more			Total
(Amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$34,142	$(384)	6	$22,664	$(908)	7	$56,806	$(1,292)	13
State and political subdivisions	18,053	(1,483)	9	422,895	(49,043)	83	440,948	(50,526)	92
Non-U.S. government	15,323	(146)	20	10,525	(237)	2	25,848	(383)	22
U.S. corporate	182,483	(2,790)	49	908,852	(47,552)	163	1,091,335	(50,342)	212
Non-U.S. corporate	38,506	(1,800)	16	230,778	(10,804)	50	269,284	(12,604)	66
Residential mortgage-backed	24,879	(78)	11	—	—	—	24,879	(78)	11
Commercial mortgage-backed	56,000	(485)	14	—	—	—	56,000	(485)	14
Other asset-backed	114,991	(568)	41	312,575	(12,648)	84	427,566	(13,216)	125
Total for fixed maturity securities in an unrealized loss position	$484,377	$(7,734)	166	$1,908,289	$(121,192)	389	$2,392,666	$(128,926)	555
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of December 31, 2025, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$267,226	$266,669
Due after one year through five years	1,346,451	1,315,561
Due after five years through ten years	2,358,210	2,355,008
Due after ten years	575,459	578,286
Subtotal	4,547,346	4,515,524
Residential mortgage-backed	342,915	349,333
Commercial mortgage-backed	128,692	129,562
Other asset-backed	1,063,044	1,056,123
Total fixed maturity securities available-for-sale	$6,081,997	$6,050,542
As of December 31, 2025, securities issued by the finance and insurance, utilities, consumer-non-cyclical, technology and communications, energy, and capital goods industry groups represented approximately 31%, 13%, 11%, 11%, 10%, and 10% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of December 31, 2025 and 2024, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of December 31, 2025 and 2024, $21.3 million and $25.7 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. As of December 31, 2025 and 2024, the fair value of the assets on deposit in these trusts was $336.4 million and $141.9 million, respectively, of which $35.2 million and $6.3 million, respectively, related to cash and cash equivalents.
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. The investment is recorded within Other assets. We have committed to fund approximately $10 million over the life of the fund. As of December 31, 2025, approximately $8.9 million remains unfunded.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2025.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of December 31, 2025 and 2024.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 90% of our portfolio was priced using third-party pricing services as of December 31, 2025. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers. The

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2025:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$257,306	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$478,972	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$185,462	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,378,744	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$660,237	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$348,850	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Commercial mortgage-backed	$122,095	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$1,037,292	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $234.3 million and $88.4 million, respectively, as of December 31, 2025. Internally modeled securities are primarily private fixed maturity

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $26.0 million as of December 31, 2025.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $232.9 million as of December 31, 2025.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$257,307	$—	$257,307	$—
State and political subdivisions	478,972	—	478,972	—
Non-U.S. government	185,462	—	185,462	—
U.S. corporate	2,810,727	—	2,613,006	197,721
Non-U.S. corporate	783,056	—	748,645	34,411
Residential mortgage-backed	349,333	—	348,850	483
Commercial mortgage-backed	129,562	—	122,095	7,467
Other asset-backed	1,056,123	—	1,037,292	18,831
Total fixed maturity securities	6,050,542	—	5,791,629	258,913
Short-term investments	—	—	—	—
Total	$6,050,542	$—	$5,791,629	$258,913

	2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$277,363	$—	$277,363	$—
State and political subdivisions	467,476	—	467,476	—
Non-U.S. government	83,802	—	83,802	—
U.S. corporate	2,825,679	—	2,602,893	222,786
Non-U.S. corporate	772,624	—	716,071	56,553
Residential mortgage-backed	8,364	—	8,364	—
Other asset-backed	1,189,465	—	1,187,263	2,202
Total fixed maturity securities	5,624,773	—	5,343,232	281,541
Short-term investments	3,367	—	3,367	—
Total	$5,628,140	$—	$5,346,599	$281,541
We had no liabilities recorded at fair value as of December 31, 2025 and 2024.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in thousands)	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)							Ending balance as of December 31, 2025	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Settlements	Transfer into Level 3(1)	Transfer out of Level 3(1)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,786	$(3,471)	$13,437	$38,851	$(20,180)	$(16,443)	$—	$(37,259)	$197,721	$(1,787)	$8,405
Non-U.S. corporate	56,553	(1,922)	1,783	13,537	(6,668)	(13,422)	—	(15,450)	34,411	(1,259)	1,504
Residential mortgage-backed	—	—	(1)	494	—	(10)	—	—	483	—	(1)
Commercial mortgage-backed	—	2	180	16,053	—	—	—	(8,768)	7,467	199	(159)
Other asset-backed	2,202	41	83	17,397	—	(7)	100	(985)	18,831	41	77
Total	$281,541	$(5,350)	$15,482	$86,332	$(26,848)	$(29,882)	$100	$(62,462)	$258,913	$(2,806)	$9,826
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
Years Ended December 31, 2025, 2024 and 2023
The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities recorded within net investment income.
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2025:

(Dollar amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted-average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$197,721	Credit spreads	14 - 166	90
Non-U.S. corporate	Internal models	$30,201	Credit spreads	84 - 133	99
_______________
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
The following represents our estimated fair value of financial liabilities that are not required to be carried at fair value, classified as Level 2, as of the dates indicated:

	December 31,
	2025		2024
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$744,481	$785,753	$743,050	$764,070
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Domestic mortgage insurance	$566,809	$520,032
Other reserves and run-off	5,661	4,683
Total loss reserves	$572,470	$524,715

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Activity for the liability for domestic mortgage insurance loss reserves is summarized as follows:

(Amounts in thousands)	2025	2024	2023
Loss reserves, beginning of year	$520,032	$517,515	$518,330
Reinsurance recoverable, beginning of year	(2,909)	(1,294)	—
Net loss reserves, beginning of year	517,123	516,221	518,330

Losses incurred related to current accident year	280,143	289,482	275,418
Losses incurred related to prior accident years	(188,739)	(258,180)	(248,214)
Total incurred (1)	91,404	31,302	27,204

Losses paid related to current accident year	6,653	(216)	150
Losses paid related to prior accident years	(51,697)	(30,184)	(29,463)
Total paid (1)	(45,044)	(30,400)	(29,313)

Net loss reserves, end of year	563,483	517,123	516,221
Reinsurance recoverable, end of year	3,326	2,909	1,294
Loss reserves, end of year	$566,809	$520,032	$517,515
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
We recorded losses and LAE incurred of $280.1 million, $289.5 million and $275.4 million related to the current accident year for the years ended December 2025, 2024 and 2023, respectively. Losses related to insured events of the current accident year in all periods presented were primarily attributable to new delinquencies.
During 2025, we experienced favorable reserve development of $189 million in incurred losses primarily on prior accident year reserves, as a result of strong cure performance and loss mitigation efforts. The change was primarily attributable to $200 million in net favorable reserve adjustments. A majority of the reserve adjustments related to prior period delinquencies but a portion of the release also related to 2025 delinquencies as we reduced the expected claim rates as a result of sustained favorable cure performance and our current market expectations.
During 2024, we experienced favorable reserve development of $258 million in incurred losses primarily on prior accident year reserves, as a result of strong cure performance and loss mitigation efforts. The change was primarily attributable to $252 million in favorable reserve adjustments, which almost exclusively related to prior periods.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
During 2023, we experienced favorable reserve development of $248 million primarily driven by cure performance of delinquencies from 2022 and earlier, including those related to COVID-19 as well as delinquencies from early 2022. The change was primarily attributable to $241 million in favorable reserve adjustments, which almost exclusively related to prior periods.
The following table sets forth information about incurred claims, as well as cumulative number of reported delinquencies and the total of incurred-but-not-reported (“IBNR”) liabilities plus expected development on reported claims included within the net incurred claims as of December 31, 2025. The information about the incurred claims development for the years ended December 31, 2016 to 2025, is presented as supplementary information.

(Dollar amounts in thousands)		Incurred claims and allocated loss adjustment expenses, net of reinsurance (2)									Total IBNR as of December 31, 2025 (3)	Number of reported delinquencies(4)
	For the years ended December 31,
Accident year (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$198,121	$161,041	$138,784	$136,381	$136,754	$136,258	$135,199	$133,566	$132,008	$131,637	$97	13,970
2017	—	170,713	120,568	101,755	105,079	103,565	101,419	98,700	96,725	95,960	88	15,097
2018	—	—	116,842	83,959	84,138	78,367	73,164	69,525	65,707	64,850	120	11,269
2019	—	—	—	105,734	111,089	97,490	71,053	58,876	51,641	48,788	71	11,883
2020	—	—	—	—	364,547	362,347	107,337	49,020	34,833	31,078	157	38,863
2021	—	—	—	—	—	141,225	119,364	36,628	19,617	17,015	185	12,585
2022	—	—	—	—	—	—	219,461	137,164	44,196	31,910	571	14,329
2023	—	—	—	—	—	—	—	275,417	161,580	73,315	654	15,851
2024	—	—	—	—	—	—	—	—	289,481	213,494	316	18,847
2025	—	—	—	—	—	—	—	—	—	280,142	29,378	19,228
Total incurred										$988,189	$31,637
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Incurred claims and allocated LAE related to domestic mortgage insurance.
(3)Net of reinsurance
(4)Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table sets forth paid claims development, net of reinsurance, for the year ended December 31, 2025, and a reconciliation to our total loss reserves as of December 31, 2025. The information about paid claims development for the years ended December 31, 2016 to 2025, is presented as supplementary information.

(Amounts in thousands)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance (2)
Accident year (1)	For the years ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$9,593	$63,585	$109,793	$123,800	$126,893	$128,160	$129,267	$130,475	$130,833	$130,964
2017	—	5,733	45,879	77,297	87,272	89,896	92,079	93,576	94,155	94,364
2018	—	—	3,134	31,625	48,183	55,267	59,046	62,010	62,745	63,008
2019	—	—	—	1,871	17,595	30,728	38,283	43,425	45,502	46,309
2020	—	—	—	—	1,104	8,268	12,854	19,403	23,979	25,774
2021	—	—	—	—	—	237	2,192	7,310	10,374	12,456
2022	—	—	—	—	—	—	352	4,276	12,349	18,193
2023	—	—	—	—	—	—	—	(150)	7,748	27,430
2024	—	—	—	—	—	—	—	—	217	19,524
2025	—	—	—	—	—	—	—	—	—	(6,654)
Total paid										$431,368
Total incurred										$988,189
Total paid										431,368
All outstanding liabilities before 2016, net of reinsurance										6,662
Net loss reserves										$563,483
_______________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Cumulative paid claims and allocated claim adjustment expenses related to domestic mortgage insurance.
The following table sets forth our average payout of incurred claims by age as of December 31, 2025:

Average annual percentage payout of incurred claims, net of reinsurance, by age (unaudited) (1)
Years	1	2	3	4	5	6	7	8	9	10
Percentage of payout	2.6%	25.1%	27.2%	15.0%	8.1%	3.6%	1.3%	0.6%	0.2%	0.1%
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Net premiums written:
Direct	$1,058,864	$1,040,954	$988,491
Assumed	31,463	19,182	1,809
Ceded	(132,864)	(114,682)	(86,611)
Net premiums written	$957,463	$945,454	$903,689
Net premiums earned:
Direct	$1,081,906	$1,075,604	$1,041,877
Assumed	31,463	19,182	1,809
Ceded	(132,864)	(114,682)	(86,611)
Net premiums earned	$980,505	$980,104	$957,075
The difference of $23.0 million between written premiums of $957.5 million and earned premiums of $980.5 million represents the decrease in unearned premiums for the year ended December 31, 2025. The decrease in unearned premiums was mainly the result of premiums recognized via the earnings curve and low originations related to our single-premium product. Assumed premium as a percentage of net premium earned is 3.2%, 2.0% and 0.2% for the years ended December 31, 2025, 2024, and 2023, respectively.
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

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of December 31, 2025:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$186	$303	$69
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$298	$372	$106
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$238	$248	$179
Total						$354

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$656	$206	$57
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$437	$196	$137
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$360	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$308	$289	$116
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$255	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$241	$201	$133
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$351	$180	$149
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$362	$360	$270	$270
2024-2 XOL	6/25/2024	7/01/2023 -12/31/2023	$134	$133	$90	$68
2025-1 XOL	1/27/2025	1/01/2025 - 12/31/2025	$354	$354	$180	$180
2025-2 XOL	1/27/2025	1/01/2025 - 12/31/2025	$294	$294	$28	$28
Total						$1,199
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

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	16.125%	20%	up to 55%
QS 2024-1	1/03/2024	1/01/2024 - 12/31/2024	21.225%	20%	up to 55%
QS 2025-1	11/26/2024	1/01/2025 - 12/31/2025	27.15%	20%	up to 62%
QS 2026-1	11/26/2024	1/01/2026 - 12/31/2026	27.00%	20%	up to 61%
QS 2027-1	9/23/2025	1/01/2027 - 12/31/2027	33.75%	20%	up to 63%

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2025	2024
6.25% Senior Notes, due 2029	$750,000	$750,000
Deferred borrowing charges and discount	(5,519)	(6,950)
Total	$744,481	$743,050
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
We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through December 31, 2025.
(8)Income taxes
Income (loss) from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Domestic	$744,311	$754,873	$812,383
Foreign (1)	114,526	123,188	39,126
Income from continuing operations before income taxes	$858,837	$878,061	$851,509
_______________
(1) Foreign income represents income derived from our Bermuda-based subsidiary, Enact Re Ltd., a majority of which relates to reinsurance assumed from EMICO.

The total provision for income taxes was as follows for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Current tax provision (benefit)
Domestic federal income taxes	$172,410	$181,433	$181,685
Domestic state income taxes	4,412	4,096	6,145
Total current tax provision	176,822	185,529	187,830
Deferred tax provision (benefit)
Domestic federal income taxes	7,459	4,224	(1,600)
Domestic state income taxes	312	240	(232)
Total deferred tax provision	7,771	4,464	(1,832)
Total income tax provision (benefit)
Domestic federal income taxes	179,869	185,657	180,085
Domestic state income taxes	4,724	4,336	5,913
Total income tax provision	$184,593	$189,993	$185,998
We had current income taxes receivable of $2.2 million as of December 31, 2025, which was recorded in other assets, and current income taxes payable of $11.9 million as of December 31, 2024, which was recorded in other liabilities.
The following table sets forth income taxes paid (net of refunds received) for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
US federal taxes paid	$185,888	$184,028	$176,703
US state and local taxes paid	5,027	4,516	5,269
Total taxes paid	$190,915	$188,544	$181,972
_______________
*    There were no other taxes paid greater than 5% of the total payments in 2025, 2024, or 2023.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

(Amounts in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Pre-tax income (loss)	$858,837		$878,061		$851,509

U.S. federal statutory income tax rate	180,356	21.0%	184,393	21.0%	178,817	21.0%
Domestic federal
Tax credits	(2,654)	(0.3)	—	—	—	—
Nontaxable and nondeductible items	3,101	0.4	2,014	0.2	2,593	0.3
Cross-border tax laws, net
U.S. taxation of foreign insurance company	24,083	2.8	25,981	3.0	8,133	1.0
Other	26	—	48	—	—	—
Domestic state and local income taxes, net of federal effect (1)	3,732	0.4	3,426	0.4	4,671	0.5
Foreign tax effects
Bermuda foreign rate differential	(24,083)	(2.8)	(25,981)	(3.0)	(8,133)	(1.0)
Other foreign jurisdictions	32	—	112	—	(83)	—
Effective rate	$184,593	21.5%	$189,993	21.6%	$185,998	21.8%
_______________
(1)State taxes in Florida make up the majority (greater than 50 percent) of the tax effect in this category for all periods presented.
The components of the deferred income taxes were as follows as of December 31:

(Amounts in thousands)	2025	2024
Assets:
Accrued commissions and general expenses	$9,193	$8,963
Capital loss carry forwards	6,397	5,149
Net unrealized losses on investment securities	6,864	54,108
Unearned premium and loss reserves	31,263	31,861
State income taxes	8,831	9,038
Other	83	2,212
Gross deferred income tax assets	62,631	111,331
Valuation allowance	(8,111)	(18,021)
Total deferred income tax assets	54,520	93,310
Liabilities:
Deferred acquisition costs	4,638	4,960
Investments	21,148	19,734
Other	8,745	3,603
Total deferred income tax liabilities	34,531	28,297
Net deferred income tax asset (liability)	$19,989	$65,013
As of December 31, 2025, the capital loss carryforward was $30.5 million and, if unused, will expire in 2028. There were no U.S. federal NOL carryforwards.
Our valuation allowance as of December 31, 2025 and 2024 was $8.1 million and $18.0 million, respectively. Given the change in our unrealized gains (losses) on our fixed maturity securities for the

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Company and consolidated tax group in 2024 due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded a valuation allowance of $10 million during 2024 through accumulated other comprehensive income (loss) related to deferred tax assets that would produce capital losses. We released the valuation allowance of $10 million through accumulated other comprehensive income (loss) during 2025. These changes are due to the decrease in unrealized losses in accumulated other comprehensive income for the Company and the consolidated tax group during the period. The remainder of the valuation allowance as of December 31, 2025 and 2024 is related to state deferred tax assets. The state deferred tax assets related primarily to the future deductions associated with non-insurance and insurance net operating loss (“NOL”) carryforwards.
Except as discussed above, we have not established a valuation allowance with respect to any other deferred tax assets as of December 31, 2025, based primarily upon projections of future taxable income. With respect to deferred tax assets associated with unrealized losses on investment securities, management has the ability and intent to execute tax planning strategies, including to hold those investment assets to recovery or maturity. We have determined that such strategies are prudent and feasible, and would be implemented, if necessary, to ensure recognition of the deferred tax asset. After consideration of all available evidence, we concluded that it is more likely than not that these deferred tax assets will be realized. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance which could have a material impact on our consolidated financial statements in future periods.
There were no unrecognized tax benefits as of December 31, 2025 and 2024.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. We have recorded $0 of benefits related to interest and penalties for 2025, 2024 and 2023.
As previously discussed, we have elected to participate in the Genworth consolidated return. All Genworth companies domesticated in the United States are included in the Genworth consolidated return as allowed by the tax law and regulations. We are not currently subject to any significant examinations by federal or state income tax authorities. Generally, we are no longer subject to federal or state income tax examinations for years prior to 2022.
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
Separate Return Method
If during the years ending December 31, 2025 and 2023, we had computed taxes using the separate return method, the unaudited pro forma provision for income taxes would remain unchanged. If during the year ended December 31, 2024, we had computed taxes using the separate return method, the unaudited pro forma provision for income taxes would increase by $5 million due to capital losses with respect to which a valuation allowance would be established on a separate return basis.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Pension and Retiree Health and Life Insurance Benefit Plans
Most of our employees are enrolled in a qualified defined contribution pension plan sponsored by Genworth. The plan is 100% funded by Genworth. Genworth makes annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. Expenses associated with the qualified defined contribution pension plan were $2.1 million, $2.0 million, and $2.2 million in 2025, 2024 and 2023, respectively.
In addition, certain employees also participate in non-qualified defined contribution plans and qualified and non-qualified defined benefit pension plans sponsored by Genworth. Expenses associated with non-qualified defined contribution plans were $1.6 million, $1.5 million and $1.4 million for 2025, 2024 and 2023, respectively. Expenses allocated to us for qualified and non-qualified defined benefit pension plans were $0.3 million, for each of the years ended December 31, 2025, 2024 and 2023.
Genworth provides retiree health benefits to our employees hired prior to January 1, 2005, who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, Genworth announced that eligibility for retiree medical benefits will be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. Genworth also provides retiree life and long-term care insurance benefits. Expenses allocated to us for retiree health and life insurance benefits plans were $0.4 million, $0.5 million and $0.5 million in 2025, 2024 and 2023, respectively.
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
Our cost associated with these plans was $3.2 million, $3.3 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability dental and long-term care insurance, among others. Our long-term care insurance is provided through Genworth’s long-term care insurance products.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(10)Share-based compensation
EHI share-based compensation
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
Share-based compensation expense under the 2021 Omnibus Plan was $19.0 million, $18.8 million, $15.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded within acquisition and operating expenses, net of deferrals in the consolidated statements of income. Stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
During 2025, 2024, and 2023 the Company issued RSUs to our employees with average restriction periods of three years and a weighted average fair value of $33.07, $27.64, and $24.26, respectively. Each grant was measured at the fair value of a share of the Company’s Common Stock on the grant date.
The PSUs granted in 2025, 2024 and 2023 have a three-year measurement period starting on January 1, 2025, 2024 and 2023, respectively, going through December 31, 2027, 2026 and 2025, respectively. The performance metrics are based on Enact’s consolidated book value per share growth at the end of the performance period, calculated as the increase in book value divided by the average number of shares outstanding during the measurement period. The PSUs were granted at fair value as of the approval date by Enact Holdings’ Board of Directors.
In connection with cash dividends paid in 2025, 2024 and 2023, dividend equivalent shares were issued to RSU, PSU and DSU holders as of the dividend date. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table summarizes the status of the equity-based awards as of December 31, 2025:

	RSUs		PSUs		DSUs
Awards in thousands	Number of awards	Weighted-average grant date fair value	Number of awards	Weighted-average grant date fair value	Number of awards	Weighted-average grant date fair value
Balance as of January 1, 2023	1,009	$20.07	166	$22.15	100	$21.81
Granted	294	$24.26	157	$24.23	58	$23.80
Dividend equivalents	59	$26.82	16	$26.82	8	$26.97
Exercised	(125)	$21.84	—	$—	—	$—
Terminated	(23)	$20.61	—	$—	—	$—
Balance as of December 31, 2023	1,214	$20.94	339	$23.16	166	$22.54
Granted	266	$27.64	250	$27.19	46	$31.53
Dividend equivalents	25	$32.05	13	$32.45	5	$26.92
Exercised	(903)	$20.02	—	$—	—	$—
Terminated	(22)	$23.99	—	$—	—	$—
Balance as of December 31, 2024	580	$25.39	602	$24.87	217	$24.47
Granted	215	$33.07	220	$32.92	42	$35.73
Performance adjustments (1)	—	$—	178	$22.15	—	$—
Dividend equivalents	12	$36.49	17	$36.16	5	$36.66
Exercised	(312)	$24.51	(359)	$22.15	—	$—
Terminated	(3)	$28.30	—	$—	—	$—
Balance as of December 31, 2025	492	$29.38	658	$28.37	264	$26.30
(1) The performance adjustment relates to modifications made to the number of awards granted based on the extent to which certain performance metrics were achieved.

As of December 31, 2025 and December 31, 2024, total unrecognized share-based compensation expense related to non-vested awards not yet recognized was $18.4 million and $14.5 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years.
The actual tax benefit realized for the tax deductions from the exercise of EHI share-based awards was $1.7 million for the year ended December 31, 2025.
Genworth share-based compensation
Certain Enact employees were historically granted share-based awards compensation under Genworth Financial, Inc. plans. As of December 31, 2025, all such awards granted to Enact employees were fully vested, and no Enact employee held any outstanding Genworth Financial, Inc. share-based awards.
Share-based compensation expense under the Genworth Financial, Inc. plans was $0.5 million, $0.5 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included within acquisition and operating expenses, net of deferrals in the consolidated statements of income.
As of December 31, 2025, there was no unrecognized share-based compensation as all expense has been amortized.

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(11)Related party transactions
Related Party Transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $9.4 million, $11.2 million and $17.7 million in 2025, 2024 and 2023, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the consolidated statements of income. The total investment expenses paid to Genworth were $7.8 million, $7.1 million and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans. See Note 9 and Note 10 for further information.
In prior periods, we provided certain information technology and administrative services (such as facilities and maintenance) to Genworth. We charged Genworth $0.5 million for these services in 2023.
We paid cash dividends of $98.0 million, $90.8 million and $173.7 million to Genworth in 2025, 2024 and 2023, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. Refer to Note 15 for further details on dividend restrictions. We paid Genworth $309.5 million, $197.8 million, and $71.5 million related to share repurchases in 2025, 2024 and 2023, respectively.
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
The consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of December 31:

(Amounts in thousands)	2025	2024
Amounts payable to Genworth	$10,999	$8,197
Amounts receivable from Genworth	$169	$199
(12)Commitments and contingencies
Leases
Our operating leases consist predominantly of office space. Operating lease right-of-use assets of $6.6 million and $8.8 million as of December 31, 2025 and 2024, respectively, were recorded in other assets on the consolidated balance sheets. Operating lease liabilities of $7.8 million and $10.6 million as of December 31, 2025 and 2024, respectively, were recorded in other liabilities on the consolidated balance sheets. Operating lease expenses were approximately $3.4 million for each of the years ended December 31, 2025, 2024 and 2023.
Our remaining lease terms ranged from 2 years to 6 years and had a weighted-average remaining lease term of 2 years and 3 years as of December 31, 2025 and 2024, respectively. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
to discount future lease payments. The weighted-average discount rate was 7.0% and 7.1% as of December 31, 2025 and 2024, respectively. The following table presents future minimum rent payments under operating leases as of December 31, 2025:

(Amounts in thousands)	Future minimum payments under operating leases
2026	$3,890
2027	4,029
2028	129
2029	132
2030	135
2031 and thereafter	139
Total lease payments	8,454
Imputed interest	(624)
Operating lease liabilities	$7,830
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
(13)Stockholders’ Equity
Share Repurchase Program
On August 1, 2023, our board of directors approved a share repurchase program authorizing the Company to spend up to $100 million, excluding commissions, to repurchase EHI common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. On May 1, 2024 and April 30, 2025, we announced repurchase authorizations that allowed for the purchase of $250 million and $350 million of EHI’s common stock, respectively. EHI generally operates its share repurchase programs pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. The programs do not obligate EHI to acquire any amount of common stock, may be suspended or terminated at any time at the Company’s discretion without prior notice, and do not have a specified expiration date. During the year ended December 31, 2025, the Company purchased 10,532,963 shares at an average price of $36.25 per share, excluding commissions, compared to 7,605,106 shares at an average price of $31.95 per share, excluding commissions, for the

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
year ended December 31, 2024. As of December 31, 2025, $61.1 million remained available under the program. All treasury stock has been retired or constructively retired as of December 31, 2025.
Subsequent to year end, the Company purchased 784,389 shares at an average price of $39.37 per share through January 31, 2026. On February 3, 2026, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $500 million of EHI’s common stock.
Cash Dividends
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period.

Quarter Ended	2025	2024	2023
March 31	$0.185	$0.16	$0.14
June 30	0.21	0.185	0.16
September 30	0.21	0.185	0.16
December 31[1]	0.21	0.185	0.87
Total dividends per common share declared and paid	$0.815	$0.715	$1.33
1 Quarter ended December 31, 2023, activity includes special cash dividend of $0.71 per share paid on December 5, 2023

(14)Accumulated other comprehensive income (loss)
The following table presents a roll-forward of accumulated other comprehensive income (loss), net of taxes:

(Amounts in thousands)	Net unrealized gains (losses) on investments	Foreign currency translation	Total
Balance January 1, 2023, net of tax	$(382,896)	$152	$(382,744)
Other comprehensive income (loss) before reclassifications	141,263	4	141,267
Amounts reclassified from other comprehensive income (loss)	11,077	—	11,077
Total other comprehensive income (loss)	152,340	4	152,344
Balance December 31, 2023, net of tax	(230,556)	156	(230,400)
Other comprehensive income (loss) before reclassifications	5,039	13	5,052
Amounts reclassified from other comprehensive income (loss)	17,893	—	17,893
Total other comprehensive income (loss) and other adjustments	22,932	13	22,945
Balance December 31, 2024, net of tax	(207,624)	169	(207,455)
Other comprehensive income (loss) before reclassifications	170,167	(5,721)	164,446
Amounts reclassified from other comprehensive income (loss)	12,866	—	12,866
Total other comprehensive income (loss)	183,033	(5,721)	177,312
Balance December 31, 2025, net of tax	$(24,591)	$(5,552)	$(30,143)

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item in consolidated statement of income
(Amounts in thousands)	2025	2024	2023
Net unrealized gains (losses) on investments	$(16,286)	$(22,649)	$(14,022)	Net investment gains (losses)
Benefit (expense) for income taxes	3,420	4,756	2,945	Provision for income taxes
(15)Statutory information
Statutory Accounting Principles
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. These statements of statutory accounting principles (“SSAP”) are established by a variety of National Association of Insurance Commissioners ("NAIC") publications, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2025, we did not have any prescribed or permitted statutory accounting practices that resulted in reported statutory surplus or risk-to-capital ratios being different from what would have been reported had NAIC statutory accounting practices been followed.
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
Years Ended December 31, 2025, 2024 and 2023
(e)Under SSAP, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected in our U.S. GAAP financial statements.
The table below presents statutory net income, statutory policyholders’ surplus and contingency reserve for the combined mortgage insurance subsidiaries as of and for the years ended December 31:

(Amounts in thousands)	2025	2024	2023
Statutory net income	$614,068	$626,326	$665,078
Statutory policyholders’ surplus	$806,360	$886,817	$1,084,754
Contingency reserve	$4,513,080	$4,335,702	$3,959,716
Statutory Capital Requirements
Mortgage insurers are not subject to the NAIC’s risk-based capital (“RBC”) requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Our mortgage insurance subsidiaries are domiciled in North Carolina. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2025 and 2024, the risk-to-capital ratio for our combined mortgage insurance subsidiaries under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”) was approximately 10.1:1 and 10.5:1, respectively. Each of our mortgage insurance subsidiaries met its respective capital requirement as of 2025 and 2024.
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
Years Ended December 31, 2025, 2024 and 2023
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
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. One of the revisions allowed for extended forbearance loans that became non-performing due to a COVID-19 hardship. The revisions allowed for the application of a 0.30 multiplier for the calculation of risk-based required assets applicable to non-performing loans related to forbearance. Per guidance released by the GSEs, use of the multiplier was discontinued effective March 31, 2025.
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
We have met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2025, we had available assets of $5,015 million against $3,096 million net required assets under PMIERs, compared to available assets of $5,095 million against $3,043 million net required assets as of December 31, 2024. The sufficiency above the PMIERs financial requirements as of December 31, 2025, was $1,919 million, compared to $2,052 million above PMIERs requirements as of December 31, 2024, resulting in a PMIERs sufficiency ratio of 162% and 167% as of December 31, 2025 and 2024, respectively.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds based on credit quality and liquidity. The updates also established limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. We expect to hold capital sufficiency well in excess of these requirements and do not expect the impact of these updates to be material to our sufficiency. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance through the phase-in dates.
Dividend Restrictions
The majority of our investments are held by our regulated U.S. mortgage insurance subsidiaries which may be limited in their ability to pay dividends or make distributions to a holding company in the future due to restrictions related to their capital levels. Our U.S. mortgage insurance subsidiaries are required to maintain minimum capital on a statutory basis, as well as pursuant to the PMIERs promulgated by the GSEs. Moreover, even where such dividends or distributions would not cause capital to fall below the minimum levels required by state insurance regulators and the GSEs, the ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the

ENACT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on estimated statutory results as of December 31, 2025, in accordance with applicable dividend restrictions, our insurance subsidiaries could pay dividends of approximately $3 million from unassigned surplus in 2026 without obtaining prior regulatory approval, although notice of the intent to pay must be provided to the Commissioner 30 days in advance thereof during which period the Commissioner may review the dividend pursuant to statutory standards.
(16)Earnings per share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the years ended December 31, 2025, 2024 and 2023, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees as well as deferred stock units issued to our directors.
The following table presents the computation of earnings per share for the years ended December 31:

(Amounts in thousands, except per share amounts)	2025	2024	2023
Net income available to EHI common stockholders	$674,244	$688,068	$665,511
Net income per common share:
Basic	$4.54	$4.40	$4.14
Diluted	$4.52	$4.37	$4.11
Weighted average common shares outstanding:
Basic	148,373	156,277	160,870
Diluted	149,318	157,554	161,847
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

SCHEDULE I
ENACT HOLDINGS, INC.
Summary of Investments—Other Than Investments in Related Parties
As of December 31, 2025, the amortized cost, fair value and carrying value of our invested assets were as follows:

(Amounts in thousands)	Amortized cost	Fair value	Carrying value
Fixed maturity securities:
U.S. government, agencies and GSEs	$253,706	$257,307	$257,307
State and political subdivisions	527,584	478,972	478,972
Non-U.S. government	180,669	185,462	185,462
U.S. corporate	2,806,747	2,810,727	2,810,727
Non-U.S. corporate	778,640	783,056	783,056
Residential mortgage-backed	342,915	349,333	349,333
Commercial mortgage-backed	128,692	129,562	129,562
Other asset-backed	1,063,044	1,056,123	1,056,123
Total fixed maturity securities	$6,081,997	$6,050,542	$6,050,542
Short-term investments	—	—	—
Total investments	$6,081,997	$6,050,542	$6,050,542
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS

	December 31,
(Amounts in thousands)	2025	2024
Assets
Investments in subsidiaries	$5,466,895	$5,198,595
Fixed maturity securities available-for-sale, at fair value (amortized cost of $363,341 and $295,930 as of December 31, 2025 and 2024, respectively)	369,538	297,545
Short-term investments	—	—
Total investments	5,836,433	5,496,140
Cash and cash equivalents	257,064	242,752
Accrued investment income	3,953	3,130
Other assets	9,629	4,042
Total assets	$6,107,079	$5,746,064
Liabilities and equity
Liabilities:
Other liabilities	$7,417	$6,918
Long-term borrowings	744,481	743,050
Total liabilities	751,898	749,968
Equity:
Common stock	1,422	1,523
Additional paid-in capital	1,706,481	2,076,788
Accumulated other comprehensive income	(30,143)	(207,455)
Retained earnings	3,677,421	3,125,240
Total equity	5,355,181	4,996,096
Total liabilities and equity	$6,107,079	$5,746,064
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME

	Years ended December 31,
(Amounts in thousands)	2025	2024	2023
Revenues:
Net investment income	$27,847	$27,655	$23,998
Net investment gains (losses)	90	(7)	(238)
Total revenues	27,937	27,648	23,760
Expenses:
Acquisition and operating expenses, net of deferrals	12,129	11,054	11,493
Interest expense	49,949	51,157	51,867
Loss on debt extinguishment	—	10,930	—
Total expenses	62,078	73,141	63,360
Loss before income taxes and equity in income of subsidiaries	(34,141)	(45,493)	(39,600)
Benefit for income taxes	(9,777)	(9,633)	(8,427)
Loss before equity in income of subsidiaries	(24,364)	(35,860)	(31,173)
Equity in income of subsidiaries	698,608	723,928	696,684
Net income	$674,244	$688,068	$665,511
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(Amounts in thousands)	2025	2024	2023
Net income	$674,244	$688,068	$665,511
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities	183,033	22,932	152,340
Foreign currency translation	(5,721)	13	4
Other comprehensive income (loss)	177,312	22,945	152,344
Total comprehensive income (loss)	$851,556	$711,013	$817,855
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amounts in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$674,244	$688,068	$665,511
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on investments	(90)	7	238
Equity in income from subsidiaries	(698,608)	(723,928)	(696,684)
Dividends from subsidiaries	605,000	490,000	312,500
Amortization of fixed maturity securities discounts and premiums	(3,653)	(4,605)	(4,859)
Stock-based compensation expense	19,024	18,774	15,279
Amortization of debt issuance costs	1,431	1,954	2,586
Loss on debt extinguishment	—	10,930	—
Change in certain assets and liabilities:
Accrued investment income	(823)	(841)	(606)
Other assets	(1,889)	163	328
Other liabilities	(610)	(12,138)	(290)
Net cash provided by operating activities	594,026	468,384	294,003
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(205,156)	(94,372)	(95,202)
Proceeds from sales of fixed maturity securities available-for-sale	71,222	8,847	23,382
Maturities of fixed maturity securities available-for-sale	70,297	86,155	30,709
Change in short-term investments	—	10,326	(6,758)
Contributions to subsidiaries	(1,000)	(6,200)	(225)
Purchases of limited partnerships and equity interests	—	—	—
Net cash used in investing activities	(64,637)	4,756	(48,094)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	749,648	—
Debt issuance costs	—	(7,398)	—
Redemption of long-term debt	—	(757,500)	—
Repurchase of common stock	(382,399)	(243,968)	(87,762)
Dividends paid	(120,833)	(111,719)	(212,964)
Other	(11,845)	(11,062)	—
Net cash used in financing activities	(515,077)	(381,999)	(300,726)
Net increase (decrease) in cash and cash equivalents	14,312	91,141	(54,817)
Cash and cash equivalents at beginning of year	242,752	151,611	206,428
Cash and cash equivalents at end of year	$257,064	$242,752	$151,611
See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

SCHEDULE II
ENACT HOLDINGS, INC.
(PARENT COMPANY ONLY)
NOTES TO SCHEDULE II
Years Ended December 31, 2025, 2024 and 2023
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
The following table sets forth long-term borrowings as of December 31:

(Amounts in thousands)	2025	2024
6.25% Senior Notes, due 2029	$750,000	$750,000
6.5% Senior Notes, due 2025	—	—
Deferred borrowing charges	(5,519)	(6,950)
Total	$744,481	$743,050
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
We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through December 31, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears below.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Enact Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Enact Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 27, 2026

Item 9B. Other Information
Trading Plans
During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).
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

4.4
Form of 6.250% Senior Notes due 2029, included as Exhibit A to the First Supplemental Indenture in Exhibit 4.3 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024).

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

10.10
Performance Stock Unit and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.11
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

10.13+
First Amendment to the Enact Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023).

10.14
Credit Agreement, dated September 30, 2025, among Enact Holdings, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2025).

10.15
Share Repurchase Agreement, dated April 28, 2025, by and between Enact Holdings, Inc. and Genworth Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025).

10.16*	Form of 2026-2028 Performance Stock Unit Award Agreement under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan
10.17*	Form of 2026-2028 Restricted Stock Unit Award Agreements under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan

10.18+	Amended and Restated Enact Holdings, Inc. Change of Control Severance Plan

10.19+	Amended and Restated Enact Holdings, Inc. Senior Executive Severance Plan

10.20
Share Repurchase Agreement, dated February 2, 2026, by and between Enact Holdings, Inc. and Genworth Holdings, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2026).

19.1*	Employee insider trading policy

19.2
Enact Holdings, Inc. policy related to open market securities repurchases and compliance with insider trading securities laws (incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025).

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

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL
+ Indicates management contract and compensatory plan
* Filed herewith
** Furnished herewith
† Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2026.

By:	/s/ Rohit Gupta
Name:	Rohit Gupta
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rohit Gupta	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2026
Rohit Gupta

/s/ Hardin Dean Mitchell	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2026
Hardin Dean Mitchell

/s/ James McMullen	Vice President, Controller and Principal Accounting Officer	February 27, 2026
James McMullen

*	Director	February 27, 2026
Thomas J. McInerney

*	Director	February 27, 2026
Jerome T. Upton

*	Director	February 27, 2026
Dominic Addesso

*	Director	February 27, 2026
Michael A. Bless

*	Director	February 27, 2026
John D. Fisk

*	Director	February 27, 2026
Sheila Hooda

*	Director	February 27, 2026
H. Elizabeth Mitchell

*	Director	February 27, 2026
Robert P. Restrepo Jr.

*	Director	February 27, 2026
Debra W. Still

*	Director	February 27, 2026
Westley V. Thompson

*By:	/s/ Rohit Gupta
Rohit Gupta
Attorney-in-Fact