Form 10-Q
period 2026-03-31
Enact Holdings, Inc.
filed 2026-05-06
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, there were 139,600,745 shares of Common Stock, par value $0.01 per share, outstanding.

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
We provide additional information regarding these and other risks and uncertainties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026. In addition, unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We therefore caution you against relying on any forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $6,229,802 and $6,081,997 as of March 31, 2026, and December 31, 2025, respectively)	$6,133,789	$6,050,542
Cash and cash equivalents	549,040	582,493
Accrued investment income	56,344	56,073
Deferred acquisition costs	22,177	22,232
Premiums receivable	47,398	46,130
Other assets	122,692	116,007
Deferred tax asset	30,562	19,989
Total assets	$6,962,002	$6,893,466
Liabilities and equity
Liabilities:
Loss reserves	$590,393	$572,470
Unearned premiums	85,252	91,639
Other liabilities	197,956	129,695
Long-term borrowings	744,853	744,481
Total liabilities	1,618,454	1,538,285
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 140,293 shares issued and outstanding as of March 31, 2026, and 142,209 shares issued and outstanding as of December 31, 2025)	1,403	1,422
Additional paid-in capital	1,609,712	1,706,481
Accumulated other comprehensive income	(82,711)	(30,143)
Retained earnings	3,815,144	3,677,421
Total equity	5,343,548	5,355,181
Total liabilities and equity	$6,962,002	$6,893,466
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025
Revenues:
Premiums	$242,850	$244,786
Net investment income	70,906	63,037
Net investment gains (losses)	(5,823)	(3,243)
Other income	4,136	2,196
Total revenues	312,069	306,776
Losses and expenses:
Losses incurred	37,161	30,541
Acquisition and operating expenses, net of deferrals	47,037	50,094
Amortization of deferred acquisition costs and intangibles	2,123	2,429
Interest expense	12,368	12,291
Total losses and expenses	98,689	95,355
Income before income taxes	213,380	211,421
Provision for income taxes	45,608	45,643
Net income	$167,772	$165,778

Net income per common share:
Basic	$1.18	$1.09
Diluted	$1.18	$1.08
Weighted average common shares outstanding:
Basic	141,595	151,831
Diluted	142,634	152,907
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Net income	$167,772	$165,778
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(50,720)	58,894
Foreign currency translation gain (loss)	(1,848)	(3,921)
Other comprehensive income (loss)	(52,568)	54,973
Total comprehensive income (loss)	$115,204	$220,751
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended March 31, 2026
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2025	$1,422	$1,706,481	$(30,143)	$3,677,421	$5,355,181
Comprehensive income (loss):
Net income	—	—	—	167,772	167,772
Other comprehensive income (loss), net of taxes	—	—	(52,568)	—	(52,568)
Repurchase of common stock	(23)	(93,173)	—	—	(93,196)
Stock-based compensation expense and exercises and other	4	(3,596)	—	(289)	(3,881)
Dividends	—	—	—	(29,760)	(29,760)
Balance as of March 31, 2026	$1,403	$1,609,712	$(82,711)	$3,815,144	$5,343,548

	Three months ended March 31, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2024	$1,523	$2,076,788	$(207,455)	$3,125,240	$4,996,096
Comprehensive income (loss):
Net income	—	—	—	165,778	165,778
Other comprehensive income (loss), net of taxes	—	—	54,973	—	54,973
Repurchase of common stock	(19)	(65,264)	—	—	(65,283)
Stock-based compensation expense and exercises and other	4	(3,748)	—	(325)	(4,069)
Dividends	—	—	—	(28,088)	(28,088)
Balance as of March 31, 2025	$1,508	$2,007,776	$(152,482)	$3,262,605	$5,119,407

See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Cash flows from operating activities:
Net income	$167,772	$165,778
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	5,823	3,243
Amortization of fixed maturity securities discounts and premiums	(3,627)	(3,411)
Amortization of deferred acquisition costs and intangibles	2,123	2,429
Acquisition costs deferred	(1,533)	(1,242)
Deferred income taxes	3,266	4,492
Stock-based compensation expense	5,175	3,872
Amortization of debt issuance costs	372	349
Change in certain assets and liabilities:
Accrued investment income	(271)	(59)
Premiums receivable	(1,268)	6,580
Other assets	2,134	(904)
Loss reserves	17,923	17,813
Unearned premiums	(6,387)	(7,161)
Other liabilities	32,537	34,945
Net cash provided by operating activities	224,039	226,724
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(419,516)	(505,026)
Purchases of limited partnerships and equity interests	(350)	(500)
Proceeds from sales of fixed maturity securities available-for-sale	131,714	142,643
Proceeds from maturities of fixed maturity securities available-for-sale	165,850	276,497
Net change in short-term investments	—	(322)
Other	(3,178)	(2,867)
Net cash used in investing activities	(125,480)	(89,575)
Cash flows from financing activities:
Repurchase of common stock	(93,196)	(65,283)
Dividends paid	(29,760)	(28,088)
Other	(9,056)	(7,941)
Net cash used in financing activities	(132,012)	(101,312)
Net increase (decrease) in cash and cash equivalents	(33,453)	35,837
Cash and cash equivalents at beginning of period	582,493	599,432
Cash and cash equivalents at end of period	$549,040	$635,269
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the years ended December 31, 2025 and 2024.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)Accounting changes
Accounting Pronouncements Recently Adopted
We have not adopted new accounting pronouncements in 2026.
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
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Fixed maturity securities available-for-sale	$67,895	$58,452
Cash, cash equivalents and short-term investments	5,325	6,623
Gross investment income before expenses and fees	73,220	65,075
Investment expenses and fees	(2,314)	(2,038)
Net investment income	$70,906	$63,037

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Fixed maturity securities available-for-sale:
Gross realized gains	$354	$369
Gross realized (losses)	(6,164)	(3,497)
Net realized gains (losses)	(5,810)	(3,128)
Change in allowance for credit losses on fixed maturity securities	—	(273)
Other	(13)	158
Net investment gains (losses)	$(5,823)	$(3,243)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of March 31, 2026, and December 31, 2025.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	March 31, 2026	December 31, 2025
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(96,015)	$(31,455)
Income taxes	20,704	6,864
Net unrealized investment gains (losses)	$(75,311)	$(24,591)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Beginning balance	$(24,591)	$(207,624)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(70,370)	71,848
Provision for income taxes	15,060	(15,425)
Change in unrealized gains (losses) on investment securities	(55,310)	56,423
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1,220) and $(657), respectively	4,590	2,471
Change in net unrealized investment gains (losses)	(50,720)	58,894
Ending balance	$(75,311)	$(148,730)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of March 31, 2026, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$268,060	$2,941	$(2,279)	$268,722
State and political subdivisions	521,242	1,633	(53,043)	469,832
Non-U.S. government	179,045	2,178	(1,680)	179,543
U.S. corporate	2,855,124	29,156	(60,284)	2,823,996
Non-U.S. corporate	821,423	9,127	(14,226)	816,324
Residential mortgage-backed	338,304	3,889	(709)	341,484
Commercial mortgage-backed	199,514	866	(1,748)	198,632
Other asset-backed	1,047,090	3,806	(15,640)	1,035,256
Total fixed maturity securities available-for-sale	$6,229,802	$53,596	$(149,609)	$6,133,789
As of December 31, 2025, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$253,706	$4,893	$(1,292)	$257,307
State and political subdivisions	527,584	1,914	(50,526)	478,972
Non-U.S. government	180,669	5,176	(383)	185,462
U.S. corporate	2,806,747	54,322	(50,342)	2,810,727
Non-U.S. corporate	778,640	17,020	(12,604)	783,056
Residential mortgage-backed	342,915	6,496	(78)	349,333
Commercial mortgage-backed	128,692	1,355	(485)	129,562
Other asset-backed	1,063,044	6,295	(13,216)	1,056,123
Total fixed maturity securities available-for-sale	$6,081,997	$97,471	$(128,926)	$6,050,542

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$73,162	$(1,151)	17	$19,544	$(1,128)	6	$92,706	$(2,279)	23
State and political subdivisions	30,838	(1,808)	14	405,008	(51,235)	80	435,846	(53,043)	94
Non-U.S. government	58,513	(1,444)	70	9,892	(236)	1	68,405	(1,680)	71
U.S. corporate	713,576	(11,733)	194	802,476	(48,551)	148	1,516,052	(60,284)	342
Non-U.S. corporate	199,918	(3,742)	73	188,776	(10,484)	39	388,694	(14,226)	112
Residential mortgage-backed	73,911	(709)	33	—	—	—	73,911	(709)	33
Commercial mortgage-backed	116,575	(1,748)	33	—	—	—	116,575	(1,748)	33
Other asset-backed	398,032	(2,823)	116	257,896	(12,817)	73	655,928	(15,640)	189
Total for fixed maturity securities in an unrealized loss position	$1,664,525	$(25,158)	550	$1,683,592	$(124,451)	347	$3,348,117	$(149,609)	897
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of March 31, 2026, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$343,393	$341,767
Due after one year through five years	1,185,756	1,151,219
Due after five years through ten years	2,546,363	2,507,986
Due after ten years	569,382	557,445
Subtotal	4,644,894	4,558,417
Residential mortgage-backed	338,304	341,484
Commercial mortgage-backed	199,514	198,632
Other asset-backed	1,047,090	1,035,256
Total fixed maturity securities available-for-sale	$6,229,802	$6,133,789
As of March 31, 2026, securities issued by the finance and insurance, utilities, consumer—non-cyclical, technology and communications, energy, and capital goods industry groups represented approximately 32%, 13%, 12%, 10%, 10%, and 10% respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of March 31, 2026, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of March 31, 2026, and December 31, 2025, $19.0 million and $21.3 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. As of March 31, 2026 and December 31, 2025, the fair value of the assets on deposit in these trusts was $344.4 million and $336.4 million, respectively, of which $40.1 million and $35.2 million, respectively, related to cash and cash equivalents.
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. The investment is recorded within Other assets. As of March 31, 2026, we have committed to additionally fund approximately $8.6 million over the remaining life of the fund.
As of March 31, 2026, the Company has commitments of $248.2 million to purchase private placement investments.

(4)Fair value
Recurring fair value measurements
We hold fixed maturity securities, which are carried at fair value. The fair value of fixed maturity securities are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including asset-backed securities), an income or combination approach may be used. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, and therefore be classified as Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2026.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of March 31, 2026, and December 31, 2025.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio was priced using third-party pricing services as of March 31, 2026. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2026:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$268,722	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$469,832	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$179,543	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,404,183	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$699,923	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$341,038	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial mortgage-backed	$191,214	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$1,012,097	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $230.4 million and $82.5 million, respectively, as of March 31, 2026. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $22.6 million as of March 31, 2026.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $228.7 million as of March 31, 2026.
Third-party pricing services
A portion of our non-U.S. corporate and other asset-backed securities are valued using pricing services, but utilize unobservable inputs. These pricing services utilize income-based approaches and internally generated models as part of the valuation processes. Pricing services utilized for valuation are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by pricing services was $3.0 million as of March 31, 2026.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2026
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$268,722	$—	$268,722	$—
State and political subdivisions	469,832	—	469,832	—
Non-U.S. government	179,543	—	179,543	—
U.S. corporate	2,823,996	—	2,634,606	189,390
Non-U.S. corporate	816,324	—	782,425	33,899
Residential mortgage-backed	341,484	—	341,038	446
Commercial mortgage-backed	198,632	—	191,214	7,418
Other asset-backed	1,035,256	—	1,012,097	23,159
Total fixed maturity securities	$6,133,789	$—	$5,879,477	$254,312

	December 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$257,307	$—	$257,307	$—
State and political subdivisions	478,972	—	478,972	—
Non-U.S. government	185,462	—	185,462	—
U.S. corporate	2,810,727	—	2,613,006	197,721
Non-U.S. corporate	783,056	—	748,645	34,411
Residential mortgage-backed	349,333	—	348,850	483
Commercial mortgage-backed	129,562	—	122,095	7,467
Other asset-backed	1,056,123	—	1,037,292	18,831
Total fixed maturity securities	$6,050,542	$—	$5,791,629	$258,913
We had no liabilities recorded at fair value as of March 31, 2026, and December 31, 2025.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2026	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2026	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$197,721	$490	$(1,599)	$—	$—	$(7,222)	$—	$—	$189,390	$490	$(1,606)
Non-U.S. corporate	34,411	18	(425)	—	—	(105)	—	—	33,899	18	(425)
Residential mortgage-backed	483	(1)	(2)	—	—	(34)	—	—	446	(1)	(2)
Commercial mortgage-backed	7,467	1	(50)	—	—	—	—	—	7,418	1	(50)
Other asset-backed	18,831	12	(33)	7,499	—	(18)	2,000	(5,132)	23,159	10	(47)
Total	$258,913	$520	$(2,109)	$7,499	$—	$(7,379)	$2,000	$(5,132)	$254,312	$518	$(2,130)

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2025	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,786	$239	$3,167	$—	$—	$(222)	$—	$—	$225,970	$239	$3,167
Non-U.S. corporate	56,553	(6)	232	1,800	—	(8,105)	—	—	50,474	(6)	223
Other asset-backed	2,202	9	(36)	986	—	(1)	100	—	3,260	9	(35)
Total	$281,541	$242	$3,363	$2,786	$—	$(8,328)	$100	$—	$279,704	$242	$3,355
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2026:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$189,390	Credit spreads	14 - 206	98
Non-U.S. corporate	Internal models	$29,812	Credit spreads	91 - 143	106
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

	March 31, 2026		December 31, 2025
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$744,853	$772,208	$744,481	$785,753
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	March 31, 2026	December 31, 2025
Domestic mortgage insurance	$584,406	$566,809
Other reserves	5,987	5,661
Total loss reserves	$590,393	$572,470

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the three months ended March 31, is summarized as follows:

(Amounts in thousands)	2026	2025
Gross loss reserves, beginning balance	$566,809	$520,032
Reinsurance recoverable, beginning balance	(3,326)	(2,909)
Net loss reserves, beginning balance	563,483	517,123

Losses and LAE incurred related to current accident year	79,309	77,842
Losses and LAE incurred related to prior accident years	(46,214)	(51,789)
Total incurred	33,095	26,053

Losses and LAE paid related to current accident year	(105)	(99)
Losses and LAE paid related to prior accident years	(16,915)	(8,395)
Total paid	(17,020)	(8,494)

Net loss reserves, ending balance	579,558	534,682
Reinsurance recoverable, ending balance	4,848	2,798
Gross loss reserves, ending balance	$584,406	$537,480

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
For the three months ended March 31, 2026, losses and LAE incurred of $79 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $78 million for the three months ended March 31, 2025.
For the three months ended March 31, 2026, we also recorded favorable reserve adjustments of $39 million primarily on prior accident year reserves, driven by cure performance and loss mitigation activities.
During the three months ended March 31, 2025, we recorded favorable reserve adjustments of $47 million primarily on prior accident year reserves, driven by cure performance and loss mitigation activities.
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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Net premiums written:
Direct	$263,310	$263,081
Assumed	9,631	7,305
Ceded	(36,466)	(32,761)
Net premiums written	$236,475	$237,625

Net premiums earned:
Direct	$270,195	$270,242
Assumed	9,121	7,305
Ceded	(36,466)	(32,761)
Net premiums earned	$242,850	$244,786
The difference between written premiums of $236.5 million and earned premiums of $242.9 million represents the decrease in unearned premiums for the three months ended March 31, 2026. The decrease in unearned premiums in both periods was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of March 31, 2026:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$186	$303	$57
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$297	$372	$88
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$235	$248	$167
Total						$312

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$654	$206	$49
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$429	$196	$133
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$352	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$307	$289	$109
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$254	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$237	$201	$130
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$347	$180	$141
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$362	$358	$270	$270
2024-2 XOL	6/25/2024	7/01/2023 - 12/31/2023	$134	$131	$90	$64
2025-1 XOL	1/27/2025	1/01/2025 - 12/31/2025	$354	$354	$180	$180
2025-2 XOL	1/27/2025	1/01/2025 - 12/31/2025	$294	$294	$28	$28
2026-1 XOL	1/27/2025	1/01/2026 - 12/31/2026	$89	$89	$44	$44
2026-2 XOL	1/27/2025	1/01/2026 - 12/31/2026	$73	$73	$6	$6
Total						$1,215
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

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	16.125%	20%	up to 55%
QS 2024-1	1/03/2024	1/01/2024 - 12/31/2024	21.225%	20%	up to 55%
QS 2025-1	11/26/2024	1/01/2025 - 12/31/2025	27.150%	20%	up to 62%
QS 2026-1	11/26/2024	1/01/2026 - 12/31/2026	27.000%	20%	up to 61%
QS 2027-1	9/23/2025	1/01/2027 - 12/31/2027	34.250%	20%	up to 63%
(7)Borrowings
In May 2024, we issued $750 million aggregate principal amount of Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes are the Company’s unsecured senior obligations. The 2029 Notes pay interest

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	March 31, 2026	December 31, 2025
6.25% Senior Notes, due 2029	$750,000	$750,000
Deferred borrowing charges and discount	(5,147)	(5,519)
Total	$744,853	$744,481
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
We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through March 31, 2026.
(8)Income taxes
We compute the provision for income taxes on a separate return with the benefits-for-loss method. If during the three-month periods ended March 31, 2026 and 2025, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $2.0 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $1.9 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.
Our employees participate in certain benefit plans sponsored by Genworth and certain share-based compensation plans that utilize shares of Genworth common stock and other incentive plans.
We paid cash dividends of $24.1 million and $22.8 million to Genworth in the three months ended March 31, 2026 and 2025, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. We paid Genworth $75.4 million and $53.0 million related to shares repurchased in the three months ended March 31, 2026 and 2025, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	March 31, 2026	December 31, 2025
Amounts payable to Genworth	$7,544	$10,999
Amounts receivable from Genworth	$153	$169
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2026 and 2025, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees, as well as deferred stock units issued to our directors.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025
Net income available to EHI common stockholders	$167,772	$165,778
Net income per common share:
Basic	$1.18	$1.09
Diluted	$1.18	$1.08
Weighted average common shares outstanding:
Basic	141,595	151,831
Diluted	142,634	152,907
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2026, net of tax	$(24,591)	$(5,552)	$(30,143)
Other comprehensive income (loss) before reclassifications	(55,310)	(1,848)	(57,158)
Amounts reclassified from other comprehensive income (loss)	4,590	—	4,590
Total other comprehensive income (loss)	(50,720)	(1,848)	(52,568)
Balance as of March 31, 2026, net of tax	$(75,311)	$(7,400)	$(82,711)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2025, net of tax	$(207,624)	$169	$(207,455)
Other comprehensive income (loss) before reclassifications	56,423	(3,921)	52,502
Amounts reclassified from other comprehensive income (loss)	2,471	—	2,471
Total other comprehensive income (loss)	58,894	(3,921)	54,973
Balance as of March 31, 2025, net of tax	$(148,730)	$(3,752)	$(152,482)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the condensed consolidated statements of income
	Three months ended March 31,
(Amounts in thousands)	2026	2025
Net unrealized gains (losses) on investments	$(5,810)	$(3,128)	Net investment gains (losses)
Benefit (expense) from income taxes	1,220	657	Provision for income taxes
(12)Stockholders’ equity
Share Repurchase Program
On May 1, 2024 and April 30, 2025, we announced repurchase authorizations that allowed for the repurchase of $250 million and $350 million, respectively, excluding commissions, of EHI common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. On February 3, 2026, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $500 million of EHI’s common stock. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In support, Enact has entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares as part of the program to maintain Genworth’s current ownership interest in Enact. The programs do not obligate EHI to acquire any amount of common stock, may be suspended or terminated at any time at the Company’s discretion without prior notice, and do not have a specified expiration date.
During the three months ended March 31, 2026, the Company purchased 2,291,215 shares at an average price of $40.66 per share, excluding commissions, compared to 1,962,023 shares at an average price of $33.38 per share, excluding commissions, during the three months ended March 31, 2025. As of March 31, 2026, $467.9 million remained available under the share repurchase program. All treasury stock has been retired as of March 31, 2026.
Subsequent to quarter end, the Company purchased 700,434 shares at an average price of $42.56 per share through April 30, 2026.
Cash Dividends
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period.

Quarter Ended	2026	2025
March 31	$0.21	$0.185
June 30	N/A	0.21
September 30	N/A	0.21
December 31	N/A	0.21
Total dividends per common share declared and paid	$0.21	$0.815
Subsequent to quarter end we announced an increase of our quarterly dividend to $0.24 per common share, payable in June 2026.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2026 and 2025, and our audited consolidated financial statements and related notes for the years ended December 31, 2025 and 2024, within our Annual Report on Form 10-K for the fiscal year ending December 31, 2025 (the “Annual Report”).
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
Trends and Conditions
Macroeconomic environment. During the first quarter of 2026, the United States economy continued to be subject to significant volatility and uncertainty, largely related to geopolitical tensions including the Iran conflict, changing economic policies, and continued inflationary pressure. The ancillary effects of these factors on the domestic and global economies could materially impact the United States housing markets and our business.
The Bureau of Labor Statistics reported in March 2026 that Consumer Price Index (“CPI”) inflation was 3.3% year-over-year compared to 2.7% year-over-year in December 2025 while the unemployment rate has fallen slightly to 4.3% in March 2026 from 4.4% in December 2025. Elevated inflation remains a challenge for the Federal Open Market Committee as it navigates heightened uncertainty.
U.S. mortgage rates were especially volatile during the first quarter of 2026. Lower rates earlier in the quarter drove higher refinance volume in the market, while the mortgage origination market remained relatively slow, particularly as rates rose later in the quarter. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. Despite slowing of house price growth nationally according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (Seasonally Adjusted), affordability remains challenged.
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
In July 2025, the FHFA announced that it will implement the acceptance of VantageScore 4.0 for mortgages delivered to Fannie Mae and Freddie Mac. The GSEs have since released preliminary implementation details and timelines, but the full impact of this initiative on our business, processes and financial results remains uncertain.
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
Our portfolio. New insurance written (“NIW”) of $12.8 billion in the first quarter of 2026 increased 30% compared to the first quarter of 2025. The increase is largely driven by refinance volume in the first quarter. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. Our primary persistency rate was 80% during the first quarter of 2026 and 84% for the first quarter of 2025. The persistency rate decreased largely due to lapse, driven by mortgage rate volatility and increased refinance activity.
Net earned premiums decreased modestly in the first quarter of 2026 compared to the first quarter of 2025 primarily as a result of higher ceded premiums and lapse-driven rate decline partially offset by insurance in-force and assumed premium growth.
Loss experience. Our loss ratio for the three months ended March 31, 2026, was 15% as compared to 12% for the three months ended March 31, 2025. Both periods were impacted by favorable reserve development. In the first quarter of 2026, we released $39 million of reserves, driven by cure performance and loss mitigation activities. This compares to the first quarter of 2025, where we recorded a $47 million reserve release driven by cure performance and loss mitigation activities.
New delinquencies in the first quarter of 2026 increased compared to the first quarter of 2025 due to the normal loss development pattern on newer books. Current period primary delinquencies of 13,559 contributed $76 million of loss expense in the first quarter of 2026. This compares to $75 million of loss expense from 12,237 primary delinquencies that were reported in the first quarter of 2025. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
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
Capital requirements and ratings. As of March 31, 2026, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 10.0:1, compared with risk-to-capital ratios of 10.1:1 and 10.5:1 as of December 31, 2025, and March 31, 2025, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of March 31, 2026, we had estimated available assets of $5,016 million against $3,097 million net required assets under PMIERs compared to available assets of $5,015 million against $3,096 million net required assets as of December 31, 2025. The sufficiency ratio as of March 31, 2026, was 162%, or $1,919 million, above the PMIERs requirements, compared to 162%, or $1,919 million, above the PMIERs requirements as of December 31, 2025. Our PMIERs required assets benefited from a reinsurance credit of $1,944 million and $1,932 million related to third-party reinsurance as of March 31, 2026, and December 31, 2025, respectively.
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
Recent transactions. None
Capital returns. In March 2026, our primary mortgage insurance operating company, EMICO, paid a dividend to EHI that supports our ability to return capital to shareholders. We paid a dividend of $0.185 per common share during the first quarter of 2025. In April 2025, we announced an increase of our dividend to $0.21 per common share which was paid quarterly through March 2026. In May 2026, we announced the increase of our quarterly dividend from $0.21 to $0.24 per common share, payable in June 2026. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
On May 1, 2024, we announced the authorization of a share repurchase program that allowed for the repurchase of up to $250 million of EHI’s common stock. The Company completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, we announced the authorization of a new share repurchase program that allowed for the repurchase of up to an additional $350 million of EHI’s common stock. The Company completed the repurchase of shares under this authorization during the first quarter of 2026. On February 3, 2026, we announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $500 million of EHI’s common stock. Under the programs, share repurchases may be made at our discretion from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. In support, Enact has entered into an agreement with Genworth Holdings, Inc. to repurchase its Enact shares as part of the program to maintain Genworth’s current ownership interest in Enact. We expect the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including EHI’s share price, capital availability, business and market conditions, regulatory requirements, and debt covenant restrictions. The programs do not obligate EHI to acquire any amount of common stock, may be suspended or terminated at any time at the Company’s discretion without prior notice, and do not have a specified expiration date.
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

Results of Operations and Key Metrics
Results of Operations
Three months ended March 31, 2026, compared to three months ended March 31, 2025
The following table sets forth our consolidated results for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in thousands)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$242,850	$244,786	$(1,936)	(1)%
Net investment income	70,906	63,037	7,869	12%
Net investment gains (losses)	(5,823)	(3,243)	(2,580)	(80)%
Other income	4,136	2,196	1,940	88%
Total revenues	312,069	306,776	5,293	2%
Losses and expenses:
Losses incurred	37,161	30,541	6,620	22%
Acquisition and operating expenses, net of deferrals	47,037	50,094	(3,057)	(6)%
Amortization of deferred acquisition costs and intangibles	2,123	2,429	(306)	(13)%
Interest expense	12,368	12,291	77	1%
Total losses and expenses	98,689	95,355	3,334	3%
Income before income taxes	213,380	211,421	1,959	1%
Provision for income taxes	45,608	45,643	(35)	—%
Net income	$167,772	$165,778	$1,994	1%
Loss ratio (1)	15%	12%
Expense ratio (2)	20%	21%
Net earned premium rate (3)	0.34%	0.35%
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
Revenues
Premiums decreased modestly for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as a result of higher ceded premiums and partially offset by insurance in-force and assumed premium growth. The net earned premium rate was 0.34% for the three months ended March 31, 2026, relatively consistent with 0.35% for the three months ended March 31, 2025.
Net investment income increased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to higher yields and higher average invested assets.

Net investment losses in the first quarter of 2026 and 2025 were driven primarily by realized losses on the sale of fixed maturity securities.
Losses and expenses
Losses incurred during the first quarter of 2026 and 2025 were both impacted by prior year development. In the first quarter of 2026, we recorded a reserve release of $39 million, driven by cure performance and loss mitigation activities. In the first quarter of 2025, we recorded a reserve release of $47 million primarily related to cure performance of delinquencies and loss mitigation activities. Current period primary delinquencies of 13,559 contributed $76 million of loss expense in the three months ended March 31, 2026. This compares to $75 million of loss expense from 12,237 primary delinquencies in the three months ended March 31, 2025.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Losses and LAE incurred related to current accident year	$79,309	$77,842
Losses and LAE incurred related to prior accident years	(46,214)	(51,789)
Total incurred (1)	$33,095	$26,053
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased for the three months ended March 31, 2026, primarily due to higher ceding commissions and lower professional services expenses.
The expense ratio decreased slightly as the decline in expenses outpaced the decline in premiums.
Interest expense primarily relates to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.4% and 21.6% for the three months ended March 31, 2026 and 2025, respectively, consistent with the United States corporate federal income tax rate.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Net income	$167,772	$165,778
Adjustments to net income:
Net investment (gains) losses	5,823	3,243
Costs associated with reorganization	—	629
Taxes on adjustments	(1,223)	(813)
Adjusted operating income	$172,372	$168,837
Adjusted operating income increased for the three months ended March 31, 2026, as compared to March 31, 2025, primarily due to higher net investment income and lower expenses, partially offset by higher losses.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis related to our domestic mortgage insurance portfolio.

The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended March 31,
(Dollar amounts in millions)	2026	2025
New insurance written	$12,786	$9,818
Primary insurance in-force(1)	$272,475	$268,366
Primary risk in-force	$71,245	$69,937
Persistency rate	80%	84%
Primary policies in-force (count)	943,892	955,210
Delinquent loans (count)	24,670	22,349
Delinquency rate	2.61%	2.34%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written (“NIW”)
NIW for the three months ended March 31, 2026, increased compared to the three months ended March 31, 2025, primarily due to higher mortgage refinancing originations in the current period.
The following table presents NIW by product for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026		2025
Primary	$12,786	100%	$9,818	100%
Pool	—	—	—	—
Total	$12,786	100%	$9,818	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026		2025
Purchases	$9,783	77%	$9,139	93%
Refinances	3,003	23	679	7
Total	$12,786	100%	$9,818	100%
Refinance volume has increased in 2026 as a result of mortgage rate volatility.
The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026		2025
Monthly	$12,322	96%	$9,229	94%
Single	447	4	576	6
Other	17	—	13	—
Total	$12,786	100%	$9,818	100%

The following table presents primary NIW by FICO score for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026		2025
Over 760	$6,640	52%	$4,989	51%
740-759	2,197	17	1,590	16
720-739	1,446	11	1,280	13
700-719	1,107	9	894	9
680-699	741	6	548	6
660-679 (1)	407	3	313	3
640-659	164	1	145	1
620-639	80	1	51	1
<620	4	—	8	—
Total	$12,786	100%	$9,818	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

Loan-to-value (“LTV”) ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026		2025
95.01% and above	$2,255	18%	$2,019	21%
90.01% to 95.00%	4,645	36	3,571	36
85.01% to 90.00%	3,878	30	2,913	30
85.00% and below	2,008	16	1,315	13
Total	$12,786	100%	$9,818	100%
Debt-to-income (“DTI”) ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026		2025
45.01% and above	$3,530	28%	$2,852	29%
38.01% to 45.00%	4,516	35	3,591	37
38.00% and below	4,740	37	3,375	34
Total	$12,786	100%	$9,818	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF decreased since December 31, 2025, as policy lapse and cancellations outpaced NIW. The primary persistency rate was 80% and 84% for the three months ended March 31, 2026 and 2025, respectively. RIF remained relatively flat from December 31, 2025.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
Primary IIF	$272,475	100%	$273,147	100%	$268,366	100%
Pool IIF	317	—	331	—	367	—
Total IIF	$272,792	100%	$273,478	100%	$268,733	100%

Primary RIF	$71,245	100%	$71,363	100%	$69,937	100%
Pool RIF	49	—	51	—	55	—
Total RIF	$71,294	100%	$71,414	100%	$69,992	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
Purchases IIF	$248,108	91%	$249,902	91%	$244,409	91%
Refinances IIF	24,367	9	23,245	9	23,957	9
Total IIF	$272,475	100%	$273,147	100%	$268,366	100%

Purchases RIF	$65,562	92%	$65,890	92%	$64,228	92%
Refinances RIF	5,683	8	5,473	8	5,709	8
Total RIF	$71,245	100%	$71,363	100%	$69,937	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
Monthly IIF	$247,652	91%	$247,776	91%	$241,572	90%
Single IIF	23,341	9	23,844	9	25,108	9
Other IIF	1,482	—	1,527	—	1,686	1
Total IIF	$272,475	100%	$273,147	100%	$268,366	100%

Monthly RIF	$65,830	92%	$65,836	92%	$64,113	92%
Single RIF	5,034	7	5,135	7	5,395	8
Other RIF	381	1	392	1	429	—
Total RIF	$71,245	100%	$71,363	100%	$69,937	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
2008 and prior	$4,090	1%	$4,219	2%	$4,706	2%
2009-2018	9,745	4	10,420	3	12,727	5
2019	9,004	3	9,539	4	10,966	4
2020	26,457	10	28,074	10	33,268	12
2021	43,642	16	45,945	17	54,493	20
2022	44,323	16	46,173	17	51,444	19
2023	36,203	13	38,250	14	43,938	16
2024	39,904	15	42,043	15	47,107	18
2025	46,414	17	48,484	18	9,717	4
2026	12,693	5	—	—	—	—
Total	$272,475	100%	$273,147	100%	$268,366	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
2008 and prior	$1,058	2%	$1,092	2%	$1,217	2%
2009-2018	2,512	4	2,690	3	3,300	5
2019	2,361	3	2,499	4	2,867	4
2020	7,312	10	7,739	11	9,119	13
2021	11,906	17	12,482	17	14,427	21
2022	11,477	16	11,884	17	13,102	19
2023	9,450	13	9,967	14	11,403	16
2024	10,277	14	10,812	15	12,070	17
2025	11,694	16	12,198	17	2,432	3
2026	3,198	5	—	—	—	—
Total	$71,245	100%	$71,363	100%	$69,937	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Beginning balance	$273,147	$268,825
NIW	12,786	9,818
Cancellations, principal repayments and other reductions (1)	(13,458)	(10,277)
Ending balance	$272,475	$268,366
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.

The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
95.01% and above	$54,887	20%	$54,221	20%	$51,280	19%
90.01% to 95.00%	114,298	42	114,315	42	112,086	42
85.01% to 90.00%	77,424	28	78,746	29	79,332	29
85.00% and below	25,866	10	25,865	9	25,668	10
Total	$272,475	100%	$273,147	100%	$268,366	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
95.01% and above	$15,841	22%	$15,608	22%	$14,682	21%
90.01% to 95.00%	33,260	47	33,260	47	32,597	47
85.01% to 90.00%	19,065	27	19,410	27	19,583	28
85.00% and below	3,079	4	3,085	4	3,075	4
Total	$71,245	100%	$71,363	100%	$69,937	100%
The following table sets forth primary IIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
Over 760	$120,104	44%	$120,093	44%	$115,914	43%
740-759	44,933	16	44,898	16	43,924	17
720-739	37,668	14	37,897	14	37,643	14
700-719	29,323	11	29,486	11	29,629	11
680-699	20,630	8	20,773	8	21,082	8
660-679 (1)	11,016	4	11,091	4	11,126	4
640-659	5,909	2	5,988	2	6,068	2
620-639	2,381	1	2,398	1	2,419	1
<620	511	—	523	—	561	—
Total	$272,475	100%	$273,147	100%	$268,366	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.

The following table sets forth primary RIF by FICO score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
Over 760	$31,204	44%	$31,186	44%	$30,093	43%
740-759	11,783	16	11,765	16	11,493	17
720-739	9,994	14	10,049	14	9,939	14
700-719	7,697	11	7,727	11	7,711	11
680-699	5,382	8	5,412	8	5,464	8
660-679 (1)	2,900	4	2,913	4	2,901	4
640-659	1,545	2	1,564	2	1,574	2
620-639	611	1	615	1	619	1
<620	129	—	132	—	143	—
Total	$71,245	100%	$71,363	100%	$69,937	100%
______________
(1)Loans with unknown FICO scores are included in the 660-679 category.
The following table sets forth primary IIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
45.01% and above	$65,792	24%	$65,275	24%	$60,714	23%
38.01% to 45.00%	99,527	37	99,748	36	97,492	36
38.00% and below	107,156	39	108,124	40	110,160	41
Total	$272,475	100%	$273,147	100%	$268,366	100%
The following table sets forth primary RIF by DTI score at origination as of the dates indicated:

(Amounts in millions)	March 31, 2026		December 31, 2025		March 31, 2025
45.01% and above	$17,299	24%	$17,150	24%	$15,910	23%
38.01% to 45.00%	25,857	36	25,893	36	25,273	36
38.00% and below	28,089	40	28,320	40	28,754	41
Total	$71,245	100%	$71,363	100%	$69,937	100%

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

The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Three months ended March 31,
(Loan count)	2026	2025
Number of delinquencies, beginning of period	24,885	23,566
New defaults	13,559	12,237
Cures	(13,477)	(13,263)
Claims paid	(280)	(179)
Rescissions and claim denials	(17)	(12)
Number of delinquencies, end of period	24,670	22,349
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Three months ended March 31,
(Amounts in thousands) (1)	2026	2025
Loss reserves, beginning of period	$515,126	$472,110
Claims paid	(19,696)	(10,018)
Change in reserve	36,876	27,237
Loss reserves, end of period	$532,306	$489,329
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	March 31, 2026
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,917	$100	$839	12%
4 - 11 payments	8,961	215	685	31%
12 payments or more	3,792	217	286	76%
Total	24,670	$532	$1,810	29%

	December 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,647	$104	$867	12%
4 - 11 payments	8,591	206	641	32%
12 payments or more	3,647	205	270	76%
Total	24,885	$515	$1,778	29%

	March 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,646	$102	$714	14%
4 - 11 payments	8,420	210	618	34%
12 payments or more	3,283	177	225	79%
Total	22,349	$489	$1,557	31%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of March 31, 2026, has remained consistent compared to December 31, 2025.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.
The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of March 31, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	13%	2.90%
Texas	9	9	2.84%
Florida (1)	9	14	3.41%
New York (1)	5	8	3.31%
Illinois (1)	4	5	3.16%
Arizona	4	4	2.87%
Michigan	4	3	2.36%
Georgia	3	4	3.25%
North Carolina	3	2	2.10%
Pennsylvania	3	3	2.30%
All other states (2)	44	35	2.28%
Total	100%	100%	2.61%
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
(2)Includes the District of Columbia.
The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of March 31, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	3.01%
Chicago-Naperville, IL MD	3	4	3.31%
Atlanta, GA MSA	3	3	3.56%
Dallas, TX MD	2	2	2.43%
Houston, TX MSA	2	3	3.46%
New York, NY MD	2	5	3.78%
Washington-Arlington, DC MD	2	2	2.53%
Riverside-San Bernardino, CA MSA	2	3	3.62%
Los Angeles-Long Beach, CA MD	2	3	3.51%
Denver-Aurora-Lakewood, CO MSA	2	1	2.02%
All Other MSAs/MDs	77	71	2.48%
Total	100%	100%	2.61%

The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.85%
Chicago-Naperville, IL MD	3	4	3.31%
Atlanta, GA MSA	3	3	3.59%
Dallas, TX MD	2	2	2.49%
Houston, TX MSA	2	3	3.54%
New York, NY MD	2	5	3.70%
Washington-Arlington, DC MD	2	2	2.62%
Riverside-San Bernardino, CA MSA	2	3	3.53%
Los Angeles-Long Beach, CA MD	2	3	3.26%
Denver-Aurora-Lakewood, CO MSA	2	1	1.85%
All Other MSAs/MDs	77	71	2.49%
Total	100%	100%	2.62%
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

The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of March 31, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	2%	7%	7.68%	5.54%
2009-2018	4	9	5.02%	0.62%
2019	3	5	3.39%	0.80%
2020	10	10	2.44%	0.88%
2021	17	18	2.64%	1.48%
2022	16	23	3.09%	2.50%
2023	13	17	3.03%	2.38%
2024	14	9	1.95%	1.66%
2025	16	2	0.54%	0.50%
2026	5	—	0.02%	0.02%
Total portfolio	100%	100%	2.61%	4.11%
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
Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of March 31, 2026, our 2019 and newer policy years represented approximately 94% of our primary RIF and 84% of our total direct primary case reserves.
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

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	March 31, 2026		December 31, 2025
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$268,722	4%	$257,307	4%
State and political subdivisions	469,832	8	478,972	8
Non-U.S. government	179,543	3	185,462	3
U.S. corporate	2,823,996	46	2,810,727	46
Non-U.S. corporate	816,324	13	783,056	13
Residential mortgage-backed	341,484	6	349,333	6
Commercial mortgage-backed	198,632	3	129,562	2
Other asset-backed	1,035,256	17	1,056,123	18
Total available-for-sale fixed maturity securities	$6,133,789	100%	$6,050,542	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of March 31, 2026 or December 31, 2025. We have no derivative financial instruments in our investment portfolio.
As of both March 31, 2026, and December 31, 2025, 99% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	March 31, 2026	December 31, 2025
AAA	8%	8%
AA	29	28
A	30	30
BBB	32	33
BB & below	1	1
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	March 31, 2026	December 31, 2025
Duration (in years)	4.9	4.7
Pre-tax yield (% of average investment portfolio assets)	4.5%	4.4%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$224,039	$226,724
Investing activities	(125,480)	(89,575)
Financing activities	(132,012)	(101,312)
Net increase (decrease) in cash and cash equivalents	$(33,453)	$35,837
Our most significant source of operating cash flows is premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities remained relatively flat as lower expenses and premiums were offset by higher net investment income. Cash flows from operations were also impacted by net investment losses, changes in reserves and the timing of tax payments.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities increased primarily as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the three months ended March 31, 2026, our cash flows from financing activities included dividends paid of $30 million and share repurchases of $93 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the three months ended March 31, 2025, our cash flows from financing activities included dividends paid of $28 million and share repurchases of $65 million.
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
On September 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “2025 Revolving Credit Facility”) in the initial aggregate principal amount of $435 million, which replaces the previous $200 million senior unsecured revolving credit facility. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through March 31, 2026.

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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of approximately $52 million as of March 31, 2026, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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

EMICO paid a dividend of approximately $150 million in March 2026 that will primarily be used to support our ability to return capital to shareholders and bolster financial flexibility. We intend to continue to use future EMICO dividends and distributions for these purposes.
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
In addition to the restrictions described above, all dividends from EHI are subject to Genworth’s consent and EHI Board of Directors’ approval.
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
The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	March 31, 2026	December 31, 2025
Statutory policyholders’ surplus	$785	$806
Contingency reserves	4,551	4,513
Combined statutory capital	$5,336	$5,319
Adjusted RIF(1)	$53,382	$53,893
Combined risk-to-capital ratio	10.0	10.1
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	March 31, 2026	December 31, 2025
Statutory policyholders’ surplus	$746	$768
Contingency reserves	4,535	4,498
EMICO statutory capital	$5,281	$5,266
Adjusted RIF(1)	$52,686	$53,206
EMICO risk-to-capital ratio	10.0	10.1
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of March 31, 2026, we maintained liquidity in the form of cash and cash equivalents of $549 million compared to $582 million as of December 31, 2025, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On September 30, 2025, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $435 million. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. The 2025 Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility has remained undrawn through March 31, 2026.
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

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investors Service, Inc.	A2	Stable	Upgrade	August 6, 2025
Fitch Ratings, Inc.	A	Stable	Affirm	April 21, 2026
S&P Global Ratings	A-	Positive	Affirm	January 15, 2026
A.M. Best	A-	Positive	Affirm	September 18, 2025
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
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, and in our audited consolidated financial statements for the years ended December 31, 2025 and 2024, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of March 31, 2026, the effective duration of our investments available-for-sale was 4.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.9% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2026
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended March 31, 2026:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
January 1 - January 31, 2026	784,389	$39.37	784,389	$30,203
February 1 - February 28, 2026	497,321	$42.19	497,321	$509,220
March 1 - March 31, 2026	1,009,505	$40.92	1,009,505	$467,915
Total	2,291,215	$40.66	2,291,215	$467,915
(1) On April 30, 2025, we announced the authorization of a share repurchase program that allows for the repurchase of up to $350 million of EHI’s common stock. On February 3, 2026, we also announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $500 million of EHI’s common stock. The authorization has no expiration date. The share repurchase programs have no expiration dates.

The Company purchased 700,434 shares at an average price of $42.56 per share from April 1, 2026 through April 30, 2026.
Item 5. Other Information
Trading Plans
During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
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
Dated: May 6, 2026

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer