Form 10-Q
period 2026-06-30
Enact Holdings, Inc.
filed 2026-08-06
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 137,483,671 shares of Common Stock, par value $0.01 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $6,258,735 and $6,081,997 as of June 30, 2026, and December 31, 2025, respectively)	$6,161,975	$6,050,542
Short-term investments, at fair value	49,123	—
Total investments	6,211,098	6,050,542
Cash and cash equivalents	448,446	582,493
Accrued investment income	62,381	56,073
Deferred acquisition costs	22,192	22,232
Premiums receivable	66,661	46,130
Other assets	112,364	116,007
Deferred tax asset	32,999	19,989
Total assets	$6,956,141	$6,893,466
Liabilities and equity
Liabilities:
Loss reserves	$598,686	$572,470
Unearned premiums	80,938	91,639
Other liabilities	135,750	129,695
Long-term borrowings	745,232	744,481
Total liabilities	1,560,606	1,538,285
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 138,132 shares issued and outstanding as of June 30, 2026, and 142,209 shares issued and outstanding as of December 31, 2025)	1,381	1,422
Additional paid-in capital	1,521,281	1,706,481
Accumulated other comprehensive income	(83,296)	(30,143)
Retained earnings	3,956,169	3,677,421
Total equity	5,395,535	5,355,181
Total liabilities and equity	$6,956,141	$6,893,466
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Premiums	$244,656	$245,289	$487,506	$490,075
Net investment income	73,211	65,884	144,117	128,921
Net investment gains (losses)	(2,234)	(7,343)	(8,057)	(10,586)
Other income	1,675	1,060	5,811	3,256
Total revenues	317,308	304,890	629,377	611,666
Losses and expenses:
Losses incurred	33,264	25,289	70,425	55,830
Acquisition and operating expenses, net of deferrals	49,467	50,598	96,504	100,692
Amortization of deferred acquisition costs and intangibles	2,123	2,205	4,246	4,634
Interest expense	12,485	12,296	24,853	24,587
Total losses and expenses	97,339	90,388	196,028	185,743
Income before income taxes	219,969	214,502	433,349	425,923
Provision for income taxes	45,131	46,694	90,739	92,337
Net income	$174,838	$167,808	$342,610	$333,586

Net income per common share:
Basic	$1.25	$1.12	$2.44	$2.21
Diluted	$1.25	$1.11	$2.42	$2.20
Weighted average common shares outstanding:
Basic	139,505	149,940	140,550	150,885
Diluted	140,315	150,729	141,475	151,818
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income	$174,838	$167,808	$342,610	$333,586
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(628)	48,254	(51,348)	107,148
Foreign currency translation gain (loss)	43	(114)	(1,805)	(4,035)
Other comprehensive income (loss)	(585)	48,140	(53,153)	103,113
Total comprehensive income (loss)	$174,253	$215,948	$289,457	$436,699
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended June 30, 2026
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of March 31, 2026	$1,403	$1,609,712	$(82,711)	$3,815,144	$5,343,548
Comprehensive income (loss):
Net income	—	—	—	174,838	174,838
Other comprehensive income (loss), net of taxes	—	—	(585)	—	(585)
Repurchase of common stock	(22)	(93,318)	—	—	(93,340)
Stock-based compensation expense and exercises and other	—	4,887	—	(335)	4,552
Dividends	—	—	—	(33,478)	(33,478)
Balance as of June 30, 2026	$1,381	$1,521,281	$(83,296)	$3,956,169	$5,395,535

	Three months ended June 30, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of March 31, 2025	$1,508	$2,007,776	$(152,482)	$3,262,605	$5,119,407
Comprehensive income (loss):
Net income	—	—	—	167,808	167,808
Other comprehensive income (loss), net of taxes	—	—	48,140	—	48,140
Repurchase of common stock	(24)	(84,811)	—	—	(84,835)
Stock-based compensation expense and exercises and other	—	4,407	—	(302)	4,105
Dividends	—	—	—	(31,497)	(31,497)
Balance as of June 30, 2025	$1,484	$1,927,372	$(104,342)	$3,398,614	$5,223,128

See Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2026
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2025	$1,422	$1,706,481	$(30,143)	$3,677,421	$5,355,181
Comprehensive income (loss):
Net income	—	—	—	342,610	342,610
Other comprehensive income (loss), net of taxes	—	—	(53,153)	—	(53,153)
Repurchase of common stock	(45)	(186,491)	—	—	(186,536)
Stock-based compensation expense and exercises and other	4	1,291	—	(624)	671
Dividends	—	—	—	(63,238)	(63,238)
Balance as of June 30, 2026	$1,381	$1,521,281	$(83,296)	$3,956,169	$5,395,535

	Six months ended June 30, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2024	$1,523	$2,076,788	$(207,455)	$3,125,240	$4,996,096
Comprehensive income (loss):
Net income	—	—	—	333,586	333,586
Other comprehensive income (loss), net of taxes	—	—	103,113	—	103,113
Repurchase of common stock	(43)	(150,075)	—	—	(150,118)
Stock-based compensation expense and exercises and other	4	659	—	(627)	36
Dividends	—	—	—	(59,585)	(59,585)
Balance as of June 30, 2025	$1,484	$1,927,372	$(104,342)	$3,398,614	$5,223,128
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2026	2025
Cash flows from operating activities:
Net income	$342,610	$333,586
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	8,057	10,586
Amortization of fixed maturity securities discounts and premiums	(7,063)	(6,519)
Amortization of deferred acquisition costs and intangibles	4,246	4,634
Acquisition costs deferred	(3,140)	(2,551)
Deferred income taxes	971	3,206
Stock-based compensation expense	9,758	8,107
Amortization of debt issuance costs	751	703
Change in certain assets and liabilities:
Accrued investment income	(6,308)	(3,664)
Premiums receivable	(20,531)	8,940
Other assets	2,084	(3,313)
Loss reserves	26,216	27,225
Unearned premiums	(10,701)	(13,475)
Other liabilities	(4,398)	(21,223)
Net cash provided by operating activities	342,552	346,242
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(791,642)	(1,115,564)
Purchases of limited partnerships and equity interests	(450)	(500)
Proceeds from sales of fixed maturity securities available-for-sale	273,796	524,742
Proceeds from maturities of fixed maturity securities available-for-sale	354,690	478,339
Net change in short-term investments	(49,146)	372
Other	(4,986)	(2,576)
Net cash used in investing activities	(217,738)	(115,187)
Cash flows from financing activities:
Repurchase of common stock	(186,536)	(149,864)
Dividends paid	(63,238)	(59,585)
Other	(9,087)	(8,071)
Net cash used in financing activities	(258,861)	(217,520)
Net increase (decrease) in cash and cash equivalents	(134,047)	13,535
Cash and cash equivalents at beginning of period	582,493	599,432
Cash and cash equivalents at end of period	$448,446	$612,967
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
We operate our business through our primary insurance subsidiary, Enact Mortgage Insurance Corporation (“EMICO”), with operations in all 50 states and the District of Columbia. EMICO is an approved insurer by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises, and we refer to them collectively as the “GSEs.”
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
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Fixed maturity securities available-for-sale	$70,104	$61,285	$137,999	$119,737
Cash, cash equivalents and short-term investments	5,224	6,731	10,549	13,354
Gross investment income before expenses and fees	75,328	68,016	148,548	133,091
Investment expenses and fees	(2,117)	(2,132)	(4,431)	(4,170)
Net investment income	$73,211	$65,884	$144,117	$128,921

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Fixed maturity securities available-for-sale:
Gross realized gains	$1,224	$2,014	$1,578	$2,383
Gross realized (losses)	(3,508)	(8,306)	(9,672)	(11,803)
Net realized gains (losses)	(2,284)	(6,292)	(8,094)	(9,420)
Write-down of available-for-sale fixed maturity securities	—	(1,254)	—	(1,254)
Change in allowance for credit losses on fixed maturity securities	—	273	—	—
Other	50	(70)	37	88
Net investment gains (losses)	$(2,234)	$(7,343)	$(8,057)	$(10,586)
There was no allowance for credit losses recorded on fixed maturity securities classified as available-for-sale as of June 30, 2026, and December 31, 2025.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	June 30, 2026	December 31, 2025
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(96,760)	$(31,455)
Short-term investments	(23)	—
Unrealized gains (losses) on investment securities	(96,783)	(31,455)
Income taxes	20,844	6,864
Net unrealized investment gains (losses)	$(75,939)	$(24,591)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2026	2025
Beginning balance	$(75,311)	$(148,730)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(3,052)	53,888
Provision for income taxes	620	(11,595)
Change in unrealized gains (losses) on investment securities	(2,432)	42,293
Reclassification adjustments to net investment (gains) losses, net of taxes of $(480) and $(1,585), respectively	1,804	5,961
Change in net unrealized investment gains (losses)	(628)	48,254
Ending balance	$(75,939)	$(100,476)

	Six months ended June 30,
(Amounts in thousands)	2026	2025
Beginning balance	$(24,591)	$(207,624)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(73,422)	125,736
Provision for income taxes	15,680	(27,020)
Change in unrealized gains (losses) on investment securities	(57,742)	98,716
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1,700) and $(2,242), respectively	6,394	8,432
Change in net unrealized investment gains (losses)	(51,348)	107,148
Ending balance	$(75,939)	$(100,476)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of June 30, 2026, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$286,696	$2,398	$(2,952)	$286,142
State and political subdivisions	518,496	1,493	(53,537)	466,452
Non-U.S. government	196,938	3,009	(1,098)	198,849
U.S. corporate	2,805,763	26,080	(54,969)	2,776,874
Non-U.S. corporate	854,287	8,758	(13,054)	849,991
Residential mortgage-backed	356,566	2,490	(1,054)	358,002
Commercial mortgage-backed	225,858	826	(3,216)	223,468
Other asset-backed	1,014,131	2,925	(14,859)	1,002,197
Total fixed maturity securities available-for-sale	$6,258,735	$47,979	$(144,739)	$6,161,975
Short-term investments	49,146	—	(23)	49,123
Total investments	$6,307,881	$47,979	$(144,762)	$6,211,098
As of December 31, 2025, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$253,706	$4,893	$(1,292)	$257,307
State and political subdivisions	527,584	1,914	(50,526)	478,972
Non-U.S. government	180,669	5,176	(383)	185,462
U.S. corporate	2,806,747	54,322	(50,342)	2,810,727
Non-U.S. corporate	778,640	17,020	(12,604)	783,056
Residential mortgage-backed	342,915	6,496	(78)	349,333
Commercial mortgage-backed	128,692	1,355	(485)	129,562
Other asset-backed	1,063,044	6,295	(13,216)	1,056,123
Total fixed maturity securities available-for-sale	$6,081,997	$97,471	$(128,926)	$6,050,542

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$134,416	$(1,836)	36	$17,837	$(1,116)	5	$152,253	$(2,952)	41
State and political subdivisions	21,175	(461)	7	411,146	(53,076)	85	432,321	(53,537)	92
Non-U.S. government	62,498	(920)	73	9,912	(178)	1	72,410	(1,098)	74
U.S. corporate	763,534	(10,995)	210	754,674	(43,974)	138	1,518,208	(54,969)	348
Non-U.S. corporate	222,697	(2,809)	74	183,175	(10,245)	37	405,872	(13,054)	111
Residential mortgage-backed	133,763	(1,054)	55	—	—	—	133,763	(1,054)	55
Commercial mortgage-backed	128,839	(3,216)	28	—	—	—	128,839	(3,216)	28
Other asset-backed	247,715	(3,027)	82	221,537	(11,832)	61	469,252	(14,859)	143
Total for fixed maturity securities in an unrealized loss position	$1,714,637	$(24,318)	565	$1,598,281	$(120,421)	327	$3,312,918	$(144,739)	892
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of June 30, 2026, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$345,208	$343,140
Due after one year through five years	1,134,256	1,100,322
Due after five years through ten years	2,589,473	2,551,470
Due after ten years	593,243	583,376
Subtotal	4,662,180	4,578,308
Residential mortgage-backed	356,566	358,002
Commercial mortgage-backed	225,858	223,468
Other asset-backed	1,014,131	1,002,197
Total fixed maturity securities available-for-sale	$6,258,735	$6,161,975
As of June 30, 2026, securities issued by the finance and insurance, utilities, consumer—non-cyclical, energy, capital goods, and technology and communications industry groups represented approximately 32%, 13%, 12%, 10%, 10%, and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of June 30, 2026, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of June 30, 2026, and December 31, 2025, $18.8 million and $21.3 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. As of June 30, 2026 and December 31, 2025, the fair value of the assets on deposit in these trusts was $402.5 million and $336.4 million, respectively, of which $32.1 million and $35.2 million, respectively, related to cash and cash equivalents.
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. The investment is recorded within Other assets. As of June 30, 2026, we have committed to additionally fund approximately $8.5 million over the remaining life of the fund.
As of June 30, 2026, the Company has commitments of $239.4 million to purchase private placement investments.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, and therefore be classified as Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2026.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of June 30, 2026, and December 31, 2025.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 90% of our portfolio was priced using third-party pricing services as of June 30, 2026. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2026:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$286,142	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$466,452	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$198,849	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,366,458	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$728,719	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$352,188	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial mortgage-backed	$216,055	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$970,985	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $227.7 million and $85.6 million, respectively, as of June 30, 2026. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $30.9 million as of June 30, 2026.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $227.0 million as of June 30, 2026.
Third-party pricing services
A portion of our non-U.S. corporate and other asset-backed securities are valued using pricing services, but utilize unobservable inputs. These pricing services utilize income-based approaches and internally generated models as part of the valuation processes. Pricing services utilized for valuation are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by pricing services was $4.9 million as of June 30, 2026.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2026
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$286,142	$—	$286,142	$—
State and political subdivisions	466,452	—	466,452	—
Non-U.S. government	198,849	—	198,849	—
U.S. corporate	2,776,874	—	2,594,154	182,720
Non-U.S. corporate	849,991	—	814,309	35,682
Residential mortgage-backed	358,002	—	352,188	5,814
Commercial mortgage-backed	223,468	—	216,055	7,413
Other asset-backed	1,002,197	—	970,985	31,212
Total fixed maturity securities	$6,161,975	$—	$5,899,134	$262,841
Short-term investments	49,123	—	49,123	—
Total	$6,211,098	$—	$5,948,257	$262,841

	December 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$257,307	$—	$257,307	$—
State and political subdivisions	478,972	—	478,972	—
Non-U.S. government	185,462	—	185,462	—
U.S. corporate	2,810,727	—	2,613,006	197,721
Non-U.S. corporate	783,056	—	748,645	34,411
Residential mortgage-backed	349,333	—	348,850	483
Commercial mortgage-backed	129,562	—	122,095	7,467
Other asset-backed	1,056,123	—	1,037,292	18,831
Total fixed maturity securities	$6,050,542	$—	$5,791,629	$258,913
We had no liabilities recorded at fair value as of June 30, 2026, and December 31, 2025.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2026	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2026	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$189,390	$500	$(170)	$3,000	$—	$(10,000)	$—	$—	$182,720	$522	$(227)
Non-U.S. corporate	33,899	18	5	4,000	—	(2,240)	—	—	35,682	18	2
Residential mortgage-backed	446	—	(6)	5,400	—	(26)	—	—	5,814	—	(6)
Commercial mortgage-backed	7,418	1	(6)	—	—	—	—	—	7,413	1	(6)
Other asset-backed	23,159	20	30	6,250	—	(89)	6,618	(4,776)	31,212	19	71
Total	$254,312	$539	$(147)	$18,650	$—	$(12,355)	$6,618	$(4,776)	$262,841	$560	$(166)

	Beginning balance as of April 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$225,970	$245	$3,081	$—	$—	$(4,000)	$—	$(18,579)	$206,717	$245	$2,758
Non-U.S. corporate	50,474	(1,259)	724	90	(17)	(106)	—	(3,803)	46,103	(1,255)	672
Other asset-backed	3,260	9	23	—	—	(2)	—	—	3,290	9	22
Total	$279,704	$(1,005)	$3,828	$90	$(17)	$(4,108)	$—	$(22,382)	$256,110	$(1,001)	$3,452
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2026	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2026	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$197,721	$990	$(1,769)	$3,000	$—	$(17,222)	$—	$—	$182,720	$1,012	$(1,833)
Non-U.S. corporate	34,411	36	(420)	4,000	—	(2,345)	—	—	35,682	36	(423)
Residential mortgage-backed securities	483	(1)	(8)	5,400		(60)	—	—	$5,814	(1)	(8)
Commercial mortgage-backed	7,467	2	(56)	—	—	—	—	—	7,413	2	(56)
Other asset-backed	18,831	32	(3)	13,749	—	(107)	8,618	(9,908)	31,212	29	24
Total	$258,913	$1,059	$(2,256)	$26,149	$—	$(19,734)	$8,618	$(9,908)	$262,841	$1,078	$(2,296)

(Amounts in thousands)	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2025	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,786	$484	$6,248	$—	$—	$(4,222)	$—	$(18,579)	$206,717	$484	$5,925
Non-U.S. corporate	56,553	(1,265)	956	1,890	(17)	(8,211)	—	(3,803)	46,103	(1,261)	895
Other asset-backed	2,202	18	(13)	986	—	(3)	100	—	3,290	18	(13)
Total	$281,541	$(763)	$7,191	$2,876	$(17)	$(12,436)	$100	$(22,382)	$256,110	$(759)	$6,807
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2026:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$182,720	Credit spreads	14 - 166	87
Non-U.S. corporate	Internal models	$31,576	Credit spreads	81 - 134	96
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

	June 30, 2026		December 31, 2025
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$745,232	$771,833	$744,481	$785,753
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	June 30, 2026	December 31, 2025
Domestic mortgage insurance	$591,760	$566,809
Other reserves	6,926	5,661
Total loss reserves	$598,686	$572,470

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the six months ended June 30, is summarized as follows:

(Amounts in thousands)	2026	2025
Gross loss reserves, beginning balance	$566,809	$520,032
Reinsurance recoverable, beginning balance	(3,326)	(2,909)
Net loss reserves, beginning balance	563,483	517,123

Losses and LAE incurred related to current accident year	145,837	144,624
Losses and LAE incurred related to prior accident years	(84,180)	(98,142)
Total incurred	61,657	46,482

Losses and LAE paid related to current accident year	2,538	142
Losses and LAE paid related to prior accident years	(38,957)	(20,083)
Total paid	(36,419)	(19,941)

Net loss reserves, ending balance	588,721	543,664
Reinsurance recoverable, ending balance	3,039	2,646
Gross loss reserves, ending balance	$591,760	$546,310

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
For the six months ended June 30, 2026, losses and LAE incurred of $146 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $145 million for the six months ended June 30, 2025.
For the six months ended June 30, 2026, we also recorded favorable reserve adjustments of $76 million primarily on prior accident year reserves, driven by cure performance and loss mitigation activities.
During the six months ended June 30, 2025, we recorded favorable reserve adjustments of $95 million primarily on prior accident year reserves, driven by cure performance and loss mitigation activities.
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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Net premiums written:
Direct	$264,115	$262,925	$527,425	$526,006
Assumed	11,285	8,131	20,916	15,436
Ceded	(35,070)	(32,082)	(71,536)	(64,843)
Net premiums written	$240,330	$238,974	$476,805	$476,599

Net premiums earned:
Direct	$268,396	$269,240	$538,591	$539,482
Assumed	11,330	8,131	20,451	15,436
Ceded	(35,070)	(32,082)	(71,536)	(64,843)
Net premiums earned	$244,656	$245,289	$487,506	$490,075
The difference between written premiums of $240.3 million and earned premiums of $244.7 million represents the decrease in unearned premiums for the three months ended June 30, 2026. The difference between written premiums of $476.8 million and earned premiums of $487.5 million represents the decrease in unearned premiums for the six months ended June 30, 2026. The decrease in unearned premiums in these periods was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of June 30, 2026:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$186	$303	$44
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$297	$372	$70
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$233	$248	$152
Total						$266

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$652	$206	$38
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$422	$196	$126
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$345	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$305	$289	$98
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$253	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$234	$201	$119
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$339	$180	$128
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$362	$356	$270	$254
2024-2 XOL	6/25/2024	7/01/2023 - 12/31/2023	$134	$129	$90	$60
2025-1 XOL	1/27/2025	1/01/2025 - 12/31/2025	$354	$353	$180	$180
2025-2 XOL	1/27/2025	1/01/2025 - 12/31/2025	$294	$294	$28	$28
2026-1 XOL	1/27/2025	1/01/2026 - 12/31/2026	$194	$194	$94	$94
2026-2 XOL	1/27/2025	1/01/2026 - 12/31/2026	$160	$160	$12	$12
Total						$1,198
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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	June 30, 2026	December 31, 2025
6.25% Senior Notes, due 2029	$750,000	$750,000
Deferred borrowing charges and discount	(4,768)	(5,519)
Total	$745,232	$744,481
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
We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through June 30, 2026.
(8)Income taxes
We compute the provision for income taxes on a separate return with the benefits-for-loss method. If during the three and six-month periods ended June 30, 2026 and 2025, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $1.9 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively. We incurred costs for these services of $3.9 million and $4.7 million for the six months ended June 30, 2026 and 2025, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $2.0 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. The total investment expenses paid to Genworth were $3.9 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively.
Our employees participate in certain benefit plans sponsored by Genworth.
We paid cash dividends of $27.0 million and $25.5 million to Genworth in the three months ended June 30, 2026 and 2025, respectively. We paid cash dividends of $51.1 million and $48.3 million to Genworth in the six months ended June 30, 2026 and 2025, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. We paid Genworth $75.3 million and $68.4 million related to shares repurchased in the three months ended June 30, 2026 and 2025, respectively. We paid Genworth $150.7 million and $121.4 million related to shares repurchased in the six months ended June 30, 2026 and 2025, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	June 30, 2026	December 31, 2025
Amounts payable to Genworth	$11,008	$10,999
Amounts receivable from Genworth	$153	$169
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 2026 and 2025, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees, as well as deferred stock units issued to our directors.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Net income available to EHI common stockholders	$174,838	$167,808	$342,610	$333,586
Net income per common share:
Basic	$1.25	$1.12	$2.44	$2.21
Diluted	$1.25	$1.11	$2.42	$2.20
Weighted average common shares outstanding:
Basic	139,505	149,940	140,550	150,885
Diluted	140,315	150,729	141,475	151,818
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2026, net of tax	$(75,311)	$(7,400)	$(82,711)
Other comprehensive income (loss) before reclassifications	(2,432)	43	(2,389)
Amounts reclassified from other comprehensive income (loss)	1,804	—	1,804
Total other comprehensive income (loss)	(628)	43	(585)
Balance as of June 30, 2026, net of tax	$(75,939)	$(7,357)	$(83,296)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of April 1, 2025, net of tax	$(148,730)	$(3,752)	$(152,482)
Other comprehensive income (loss) before reclassifications	42,293	(114)	42,179
Amounts reclassified from other comprehensive income (loss)	5,961	—	5,961
Total other comprehensive income (loss)	48,254	(114)	48,140
Balance as of June 30, 2025, net of tax	$(100,476)	$(3,866)	$(104,342)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a roll forward of accumulated other comprehensive income for the six months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2026, net of tax	$(24,591)	$(5,552)	$(30,143)
Other comprehensive income (loss) before reclassifications	(57,742)	(1,805)	(59,547)
Amounts reclassified from other comprehensive income (loss)	6,394	—	6,394
Total other comprehensive income (loss)	(51,348)	(1,805)	(53,153)
Balance as of June 30, 2026, net of tax	$(75,939)	$(7,357)	$(83,296)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2025, net of tax	$(207,624)	$169	$(207,455)
Other comprehensive income (loss) before reclassifications	98,716	(4,035)	94,681
Amounts reclassified from other comprehensive income (loss)	8,432	—	8,432
Total other comprehensive income (loss)	107,148	(4,035)	103,113
Balance as of June 30, 2025, net of tax	$(100,476)	$(3,866)	$(104,342)

The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)				Affected line item in the condensed consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Net unrealized gains (losses) on investments	$(2,284)	$(7,546)	$(8,094)	$(10,674)	Net investment gains (losses)
Benefit (expense) from income taxes	480	1,585	1,700	2,242	Provision for income taxes
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the three months ended June 30, 2026, the Company purchased 2,187,977 shares at an average price of $42.58 per share, excluding commissions, compared to 2,382,633 shares at an average price of $35.45 per share, excluding commissions, during the three months ended June 30, 2025. During the six months ended June 30, 2026, the Company purchased 4,479,192 shares at an average price of $41.60 per share, excluding commissions, compared to 4,344,656 shares at an average price of $34.52 per share, excluding commissions, during the six months ended June 30, 2025. As of June 30, 2026, $374.7 million remained available under the share repurchase program. All treasury stock has been retired as of June 30, 2026.
Subsequent to quarter end, the Company purchased 652,933 shares at an average price of $45.93 per share through July 31, 2026.
Cash Dividends
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period.

Quarter Ended	2026	2025
March 31	$0.21	$0.185
June 30	0.24	0.21
September 30	N/A	0.21
December 31	N/A	0.21
Total dividends per common share declared and paid	$0.45	$0.815
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the six months ended June 30, 2026 and 2025, and our audited consolidated financial statements and related notes for the years ended December 31, 2025 and 2024, within our Annual Report on Form 10-K for the fiscal year ending December 31, 2025 (the “Annual Report”).
In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” above and Part I, Item 1A “Risk Factors” in our Annual Report. We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made, except as may be required by any applicable securities law. Future results could differ significantly from the historical results presented in this section. References to “EHI,” “Enact,” “Enact Holdings,” the “Company,” “we” or “our” herein are, unless the context otherwise requires, to EHI on a consolidated basis.
Key Factors Affecting Our Results
There have been no material changes to the factors affecting our results, as compared to those disclosed in the Annual Report, other than the impact of items as discussed below in “—Trends and Conditions.”
Trends and Conditions
Macroeconomic environment. Through the second quarter of 2026, the United States economy continued to be subject to significant volatility and uncertainty, largely related to geopolitical tensions including the Iran conflict, changing economic policies, and continued inflationary pressure. The ancillary effects of these factors on the domestic and global economies could materially impact the United States housing markets and our business.
The Bureau of Labor Statistics reported in June 2026 that Consumer Price Index (“CPI”) inflation was 3.5% year-over-year compared to 3.3% year-over-year in March 2026 while the unemployment rate has fallen slightly to 4.2% in June 2026 from 4.3% in March 2026. Elevated inflation remains a challenge for the Federal Open Market Committee as it navigates heightened uncertainty.
U.S. mortgage rates remained elevated into the second quarter of 2026. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. Despite slowing of house price growth nationally in 2026 according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (Seasonally Adjusted), affordability remains challenged.
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
In July 2025, the FHFA announced that it would implement the acceptance of VantageScore 4.0 for mortgages delivered to Fannie Mae and Freddie Mac. We began accepting VantageScore 4.0 on mortgages during the second quarter of 2026, though volume remains immaterial to date.

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
Our portfolio. New insurance written (“NIW”) of $15.2 billion in the second quarter of 2026 increased 15% compared to the second quarter of 2025. The increase was driven by larger estimated purchase and refinance mortgage insurance markets in the second quarter of 2026. Our primary persistency rate was 80% during the second quarter of 2026 and 82% for the second quarter of 2025.
Net earned premiums were relatively consistent in the second quarter of 2026 compared to the second quarter of 2025 as slightly lower average premium rates and higher ceded premiums were offset by insurance in-force and assumed premium growth.
Loss experience. Our loss ratio for the three months ended June 30, 2026, was 14% as compared to 10% for the three months ended June 30, 2025. Both periods were impacted by favorable reserve development. In the second quarter of 2026, we released $37 million of reserves, driven by cure performance and loss mitigation activities. This compares to the second quarter of 2025, where we recorded a $48 million reserve release driven by cure performance and loss mitigation activities.
New delinquencies in the second quarter of 2026 increased compared to the second quarter of 2025 due to the normal loss development pattern on newer books. Current period primary delinquencies of 12,299 contributed $68 million of loss expense in the second quarter of 2026. This compares to $69 million of loss expense from 11,567 primary delinquencies that were reported in the second quarter of 2025. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
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
Capital requirements and ratings. As of June 30, 2026, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 9.9:1, compared with risk-to-capital ratios of 10.1:1 and 10.3:1 as of December 31, 2025, and June 30, 2025, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of June 30, 2026, we had estimated available assets of $5,002 million against $3,108 million net required assets under PMIERs compared to available assets of $5,016 million against $3,097 million net required assets as of March 31, 2026. The sufficiency ratio as of June 30, 2026, was 161%, or $1,894 million, above the PMIERs requirements, compared to 162%, or $1,919 million, above the PMIERs requirements as of March 31, 2026. Our PMIERs required assets benefited from a reinsurance credit of $1,931 million and $1,944 million related to third-party reinsurance as of June 30, 2026, and March 31, 2026, respectively.
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
Recent transactions. None
Capital returns. In May 2026, we announced the increase of our quarterly dividend from $0.21 to $0.24 per common share, which was paid in June 2026. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
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

Results of Operations and Key Metrics
Results of Operations
Three months ended June 30, 2026, compared to three months ended June 30, 2025
The following table sets forth our consolidated results for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$244,656	$245,289	$(633)	—%
Net investment income	73,211	65,884	7,327	11%
Net investment gains (losses)	(2,234)	(7,343)	5,109	70%
Other income	1,675	1,060	615	58%
Total revenues	317,308	304,890	12,418	4%
Losses and expenses:
Losses incurred	33,264	25,289	7,975	32%
Acquisition and operating expenses, net of deferrals	49,467	50,598	(1,131)	(2)%
Amortization of deferred acquisition costs and intangibles	2,123	2,205	(82)	(4)%
Interest expense	12,485	12,296	189	2%
Total losses and expenses	97,339	90,388	6,951	8%
Income before income taxes	219,969	214,502	5,467	3%
Provision for income taxes	45,131	46,694	(1,563)	(3)%
Net income	$174,838	$167,808	$7,030	4%
Loss ratio (1)	14%	10%
Expense ratio (2)	21%	22%
Net earned premium rate (3)	0.34%	0.35%
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
Revenues
Premiums were relatively consistent for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as slightly lower average premium rates and higher ceded premiums were offset by insurance in-force and assumed premium growth. The net earned premium rate was 0.34% for the three months ended June 30, 2026, down slightly from 0.35% for the three months ended June 30, 2025.
Net investment income increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher yields and higher average invested assets.
Net investment losses in the second quarter of 2026 and 2025 were driven primarily by realized losses on the sale of fixed maturity securities.

Losses and expenses
Losses incurred during the second quarter of 2026 and 2025 were both impacted by prior year development. In the second quarter of 2026, we recorded a reserve release of $37 million, driven by cure performance and loss mitigation activities. In the second quarter of 2025, we recorded a reserve release of $48 million primarily related to cure performance of delinquencies and loss mitigation activities. Current period primary delinquencies of 12,299 contributed $68 million of loss expense in the three months ended June 30, 2026. This compares to $69 million of loss expense from 11,567 primary delinquencies in the three months ended June 30, 2025. In 2025, we reduced the expected claim rates as a result of sustained favorable cure performance and our market expectations.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2026	2025
Losses and LAE incurred related to current accident year	$66,528	$66,782
Losses and LAE incurred related to prior accident years	(37,966)	(46,353)
Total incurred (1)	$28,562	$20,429
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased slightly for the three months ended June 30, 2026, primarily due to higher ceding commissions, partially offset by higher employee expenses.
The expense ratio decreased slightly as the decline in expenses outpaced the decline in premiums.
Interest expense primarily relates to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 20.5% and 21.8% for the three months ended June 30, 2026 and 2025, respectively, consistent with the United States corporate federal income tax rate.

Six months ended June 30, 2026, compared to six months ended June 30, 2025
The following table sets forth our consolidated results for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$487,506	$490,075	$(2,569)	(1)%
Net investment income	144,117	128,921	15,196	12%
Net investment gains (losses)	(8,057)	(10,586)	2,529	24%
Other income	5,811	3,256	2,555	78%
Total revenues	629,377	611,666	17,711	3%
Losses and expenses:
Losses incurred	70,425	55,830	14,595	26%
Acquisition and operating expenses, net of deferrals	96,504	100,692	(4,188)	(4)%
Amortization of deferred acquisition costs and intangibles	4,246	4,634	(388)	(8)%
Interest expense	24,853	24,587	266	1%
Total losses and expenses	196,028	185,743	10,285	6%
Income before income taxes	433,349	425,923	7,426	2%
Provision for income taxes	90,739	92,337	(1,598)	(2)%
Net income	$342,610	$333,586	$9,024	3%
Loss ratio (1)	14%	11%
Expense ratio (2)	21%	21%
Net earned premium rate (3)	0.34%	0.35%
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
Revenues
Premiums decreased slightly in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as slightly lower average premium rates and higher ceded premiums and were mostly offset by insurance in-force growth and higher assumed premiums. The net earned premium rate was 0.34% for the six months ended June 30, 2026, down slightly from 0.35% for the six months ended June 30, 2025.
Net investment income increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily attributable to an increase in investment yields and higher average invested assets.
Net investment losses in both periods were driven primarily by realized losses on the sale of fixed maturity securities.

Losses and expenses
Losses incurred during the first six months of 2026 and 2025 were both impacted by favorable reserve adjustments. During the first six months of 2026, we released reserves of $76 million primarily on prior accident year reserves driven by cure performance and loss mitigation activities. During the first six months of 2025, we released reserves of $95 million primarily due to better than expected cure performance on delinquencies from 2024 and prior years. New primary delinquencies of 25,858 contributed $145 million of loss expense in the first six months of 2026. This compares to $144 million of loss expense from 23,804 new primary delinquencies in the first six months of 2025. In 2025, we reduced the expected claim rates as a result of sustained favorable cure performance and our market expectations.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Six months ended June 30,
(Amounts in thousands)	2026	2025
Losses and LAE incurred related to current accident year	$145,837	$144,624
Losses and LAE incurred related to prior accident years	(84,180)	(98,142)
Total incurred (1)	$61,657	$46,482
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased slightly driven primarily by higher ceding commissions, partially offset by higher employee expenses.
The expense ratio was flat due to a small decrease in expenses and flat premium growth.
Interest expense for the six months ended June 30, 2026 and 2025, primarily relate to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 20.9% and 21.7% for the six months ended June 30, 2026 and 2025, respectively, consistent with the United States corporate federal income tax rate.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,
(Amounts in thousands)	2026	2025
Net income	$174,838	$167,808
Adjustments to net income:
Net investment (gains) losses	2,234	7,343
Costs associated with reorganization	971	(24)
Taxes on adjustments	(673)	(1,537)
Adjusted operating income	$177,370	$173,590
Adjusted operating income increased for the three months ended June 30, 2026, as compared to June 30, 2025, primarily due to higher net investment income and lower expenses, partially offset by higher losses.

	Six months ended June 30,
(Amounts in thousands)	2026	2025
Net income	$342,610	$333,586
Adjustments to net income:
Net investment (gains) losses	8,057	10,586
Costs associated with reorganization	971	605
Taxes on adjustments	(1,896)	(2,350)
Adjusted operating income	$349,742	$342,427
Adjusted operating income increased for the six months ended June 30, 2026, as compared to June 30, 2025, primarily due to higher net investment income and lower expenses, partially offset by higher losses.

Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis related to our domestic mortgage insurance portfolio.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended June 30,
(Dollar amounts in millions)	2026	2025
New insurance written	$15,199	$13,254
Primary insurance in-force(1)	$273,953	$269,754
Primary risk in-force	$71,616	$70,401
Persistency rate	80%	82%
Primary policies in-force (count)	940,648	952,795
Delinquent loans (count)	24,330	22,118
Delinquency rate	2.59%	2.32%

	Six months ended June 30,
(Dollar amounts in millions)	2026	2025
New insurance written	$27,985	$23,072
Persistency rate	80%	83%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written
NIW for the three months ended June 30, 2026, increased compared to the three months ended June 30, 2025, primarily due to larger estimated purchase and refinance mortgage insurance markets in the second quarter of 2026. Similarly, NIW for the six months ended June 30, 2026, increased compared to the six months ended June 30, 2025, primarily due to higher mortgage refinancing originations.
The following table presents NIW by product for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2026		2025		2026		2025
Primary	$15,199	100%	$13,254	100%	$27,985	100%	$23,072	100%
Pool	—	—	—	—	—	—	—	—
Total	$15,199	100%	$13,254	100%	$27,985	100%	$23,072	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2026		2025		2026		2025
Purchases	$13,287	87%	$12,335	93%	$23,070	82%	$21,474	93%
Refinances	1,912	13	919	7	4,915	18	1,598	7
Total	$15,199	100%	$13,254	100%	$27,985	100%	$23,072	100%
Refinance volume has increased in 2026 as a result of mortgage rate volatility.
The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2026		2025		2026		2025
Monthly	$14,650	96%	$12,688	96%	$26,972	96%	$21,917	95%
Single	526	4	554	4	973	4	1,130	5
Other	23	—	12	—	40	—	25	—
Total	$15,199	100%	$13,254	100%	$27,985	100%	$23,072	100%

The following table presents primary NIW by credit score for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2026		2025
Over 760	$7,745	51%	$6,843	52%
740-759	2,556	17	2,160	16
720-739	1,769	12	1,651	12
700-719	1,392	9	1,146	9
680-699	895	6	746	6
660-679 (1)	550	4	411	3
640-659	207	1	212	1
620-639	81	—	80	1
<620	4	—	5	—
Total	$15,199	100%	$13,254	100%

	Six months ended June 30,
(Amounts in millions)	2026		2025
Over 760	$14,385	51%	$11,832	51%
740-759	4,753	17	3,750	16
720-739	3,215	12	2,931	13
700-719	2,499	9	2,040	9
680-699	1,636	6	1,294	6
660-679 (1)	957	3	724	3
640-659	371	1	357	1
620-639	161	1	131	1
<620	8	—	13	—
Total	$27,985	100%	$23,072	100%
______________
(1)Loans with unknown credit scores are included in the 660-679 category.
Beginning in the second quarter of 2026, an immaterial number of loans that use VantageScore 4.0 are included in the table above.

Loan-to-value (“LTV”) ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2026		2025
95.01% and above	$2,950	20%	$2,615	20%
90.01% to 95.00%	5,764	38	4,850	37
85.01% to 90.00%	4,310	28	3,919	29
85.00% and below	2,175	14	1,870	14
Total	$15,199	100%	$13,254	100%

	Six months ended June 30,
(Amounts in millions)	2026		2025
95.01% and above	$5,205	19%	$4,634	20%
90.01% to 95.00%	10,409	37	8,421	36
85.01% to 90.00%	8,188	29	6,832	30
85.00% and below	4,183	15	3,185	14
Total	$27,985	100%	$23,072	100%
Debt-to-income (“DTI”) ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2026		2025
45.01% and above	$4,302	28%	$3,877	29%
38.01% to 45.00%	5,350	35	4,747	36
38.00% and below	5,547	37	4,630	35
Total	$15,199	100%	$13,254	100%

	Six months ended June 30,
(Amounts in millions)	2026		2025
45.01% and above	$7,832	28%	$6,729	29%
38.01% to 45.00%	9,866	35	8,338	36
38.00% and below	10,287	37	8,005	35
Total	$27,985	100%	$23,072	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF decreased since December 31, 2025, as policy lapse and cancellations outpaced NIW. The primary persistency rate was 80% and 82% for the three months ended June 30, 2026 and 2025, respectively. RIF remained relatively flat from December 31, 2025.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
Primary IIF	$273,953	100%	$273,147	100%	$269,754	100%
Pool IIF	306	—	331	—	355	—
Total IIF	$274,259	100%	$273,478	100%	$270,109	100%

Primary RIF	$71,616	100%	$71,363	100%	$70,401	100%
Pool RIF	48	—	51	—	54	—
Total RIF	$71,664	100%	$71,414	100%	$70,455	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
Purchases IIF	$249,532	91%	$249,902	91%	$246,701	91%
Refinances IIF	24,421	9	23,245	9	23,053	9
Total IIF	$273,953	100%	$273,147	100%	$269,754	100%

Purchases RIF	$65,963	92%	$65,890	92%	$64,901	92%
Refinances RIF	5,653	8	5,473	8	5,500	8
Total RIF	$71,616	100%	$71,363	100%	$70,401	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
Monthly IIF	$249,618	91%	$247,776	91%	$243,382	90%
Single IIF	22,893	8	23,844	9	24,749	9
Other IIF	1,442	1	1,527	—	1,623	1
Total IIF	$273,953	100%	$273,147	100%	$269,754	100%

Monthly RIF	$66,320	93%	$65,836	92%	$64,676	92%
Single RIF	4,924	7	5,135	7	5,311	7
Other RIF	372	—	392	1	414	1
Total RIF	$71,616	100%	$71,363	100%	$70,401	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
2008 and prior	$3,947	1%	$4,219	2%	$4,535	2%
2009-2018	8,987	3	10,420	3	11,844	4
2019	8,232	3	9,539	4	10,446	4
2020	24,569	9	28,074	10	31,497	12
2021	41,310	15	45,945	17	51,345	19
2022	42,388	16	46,173	17	49,640	18
2023	34,303	13	38,250	14	42,204	16
2024	38,075	14	42,043	15	45,708	17
2025	44,762	16	48,484	18	22,535	8
2026	27,380	10	—	—	—	—
Total	$273,953	100%	$273,147	100%	$269,754	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
2008 and prior	$1,021	1%	$1,092	2%	$1,173	2%
2009-2018	2,307	3	2,690	3	3,063	5
2019	2,164	3	2,499	4	2,732	4
2020	6,812	9	7,739	11	8,646	12
2021	11,298	16	12,482	17	13,732	19
2022	11,028	15	11,884	17	12,681	18
2023	8,967	13	9,967	14	10,968	15
2024	9,819	14	10,812	15	11,720	17
2025	11,295	16	12,198	17	5,686	8
2026	6,905	10	—	—	—	—
Total	$71,616	100%	$71,363	100%	$70,401	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2026	2025
Beginning balance	$272,475	$268,366
NIW	15,199	13,254
Cancellations, principal repayments and other reductions (1)	(13,721)	(11,866)
Ending balance	$273,953	$269,754

	Six months ended June 30,
(Amounts in millions)	2026	2025
Beginning balance	$273,147	$268,825
NIW	27,985	23,072
Cancellations, principal repayments and other reductions (1)	(27,179)	(22,143)
Ending balance	$273,953	$269,754
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
95.01% and above	$56,164	20%	$54,221	20%	$52,438	20%
90.01% to 95.00%	115,163	42	114,315	42	112,683	42
85.01% to 90.00%	76,257	28	78,746	29	79,237	29
85.00% and below	26,369	10	25,865	9	25,396	9
Total	$273,953	100%	$273,147	100%	$269,754	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
95.01% and above	$16,209	23%	$15,608	22%	$15,034	21%
90.01% to 95.00%	33,505	47	33,260	47	32,770	47
85.01% to 90.00%	18,765	26	19,410	27	19,558	28
85.00% and below	3,137	4	3,085	4	3,039	4
Total	$71,616	100%	$71,363	100%	$70,401	100%

The following table sets forth primary IIF by credit score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
Over 760	$121,349	44%	$120,093	44%	$117,403	44%
740-759	45,274	17	44,898	16	44,191	16
720-739	37,627	14	37,897	14	37,725	14
700-719	29,400	11	29,486	11	29,524	11
680-699	20,542	7	20,773	8	20,910	8
660-679 (1)	11,066	4	11,091	4	11,040	4
640-659	5,846	2	5,988	2	6,018	2
620-639	2,351	1	2,398	1	2,395	1
<620	498	—	523	—	548	—
Total	$273,953	100%	$273,147	100%	$269,754	100%
______________
(1)Loans with unknown credit scores are included in the 660-679 category.
Beginning in the second quarter of 2026, an immaterial number of loans that use VantageScore 4.0 are included in the table above.
The following table sets forth primary RIF by credit score at origination as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
Over 760	$31,519	44%	$31,186	44%	$30,502	43%
740-759	11,878	17	11,765	16	11,579	17
720-739	9,980	14	10,049	14	9,983	14
700-719	7,712	11	7,727	11	7,701	11
680-699	5,354	7	5,412	8	5,432	8
660-679 (1)	2,914	4	2,913	4	2,886	4
640-659	1,530	2	1,564	2	1,565	2
620-639	603	1	615	1	614	1
<620	126	—	132	—	139	—
Total	$71,616	100%	$71,363	100%	$70,401	100%
______________
(1)Loans with unknown credit scores are included in the 660-679 category.
Beginning in the second quarter of 2026, an immaterial number of loans that use VantageScore 4.0 are included in the table above.
The following table sets forth primary IIF by DTI ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
45.01% and above	$67,101	24%	$65,275	24%	$62,216	23%
38.01% to 45.00%	100,092	37	99,748	36	98,136	36
38.00% and below	106,760	39	108,124	40	109,402	41
Total	$273,953	100%	$273,147	100%	$269,754	100%

The following table sets forth primary RIF by DTI ratio at origination as of the dates indicated:

(Amounts in millions)	June 30, 2026		December 31, 2025		June 30, 2025
45.01% and above	$17,646	25%	$17,150	24%	$16,325	23%
38.01% to 45.00%	26,002	36	25,893	36	25,463	36
38.00% and below	27,968	39	28,320	40	28,613	41
Total	$71,616	100%	$71,363	100%	$70,401	100%

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
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Six months ended June 30,
(Loan count)	2026	2025
Number of delinquencies, beginning of period	24,885	23,566
New defaults	25,858	23,804
Cures	(25,746)	(24,837)
Claims paid	(641)	(397)
Rescissions and claim denials	(26)	(18)
Number of delinquencies, end of period	24,330	22,118
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Six months ended June 30,
(Amounts in thousands) (1)	2026	2025
Loss reserves, beginning of period	$515,126	$472,110
Claims paid	(43,698)	(22,948)
Change in reserve	68,225	50,612
Loss reserves, end of period	$539,653	$499,774
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	June 30, 2026
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,709	$104	$808	13%
4 - 11 payments	8,609	214	675	32%
12 payments or more	4,012	222	308	72%
Total	24,330	$540	$1,791	30%

	December 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,647	$104	$867	12%
4 - 11 payments	8,591	206	641	32%
12 payments or more	3,647	205	270	76%
Total	24,885	$515	$1,778	29%

	June 30, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,011	$103	$734	14%
4 - 11 payments	7,733	212	574	37%
12 payments or more	3,374	185	240	77%
Total	22,118	$500	$1,548	32%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of June 30, 2026, has remained relatively consistent compared to December 31, 2025.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of June 30, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	13%	2.87%
Texas	9	10	2.80%
Florida (1)	9	13	3.24%
New York (1)	5	8	3.29%
Illinois (1)	4	5	3.19%
Arizona	4	4	2.60%
Michigan	4	2	2.45%
Georgia	3	4	3.31%
North Carolina	3	2	2.01%
Pennsylvania (1)	3	3	2.36%
All other states (2)	44	36	2.27%
Total	100%	100%	2.59%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.
The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of December 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	13%	2.84%
Texas	9	9	2.81%
Florida (1)	8	13	3.35%
New York (1)	5	9	3.38%
Illinois (1)	4	5	3.15%
Arizona	4	4	2.78%
Michigan	4	3	2.33%
Georgia	3	4	3.33%
North Carolina	3	2	2.07%
Pennsylvania (1)	3	3	2.29%
All other states (2)	45	35	2.32%
Total	100%	100%	2.62%
______________
(1)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of June 30, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.76%
Atlanta, GA MSA	3	3	3.55%
Chicago-Naperville, IL MD	3	4	3.43%
Dallas, TX MD	2	2	2.42%
Houston, TX MSA	2	3	3.39%
New York, NY MD	2	5	3.67%
Washington-Arlington, DC MD	2	2	2.36%
Riverside-San Bernardino, CA MSA	2	3	3.68%
Los Angeles-Long Beach, CA MD	2	3	3.49%
Denver-Aurora-Lakewood, CO MSA	2	1	1.85%
All Other MSAs/MDs	77	71	2.46%
Total	100%	100%	2.59%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.85%
Chicago-Naperville, IL MD	3	4	3.31%
Atlanta, GA MSA	3	3	3.59%
Dallas, TX MD	2	2	2.49%
Houston, TX MSA	2	3	3.54%
New York, NY MD	2	5	3.70%
Washington-Arlington, DC MD	2	2	2.62%
Riverside-San Bernardino, CA MSA	2	3	3.53%
Los Angeles-Long Beach, CA MD	2	3	3.26%
Denver-Aurora-Lakewood, CO MSA	2	1	1.85%
All Other MSAs/MDs	77	71	2.49%
Total	100%	100%	2.62%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of June 30, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	1%	7%	7.84%	5.54%
2009-2018	3	9	5.01%	0.60%
2019	3	5	3.55%	0.78%
2020	9	10	2.48%	0.86%
2021	16	18	2.64%	1.43%
2022	15	21	3.15%	2.52%
2023	13	16	3.10%	2.40%
2024	14	11	2.21%	1.83%
2025	16	3	0.69%	0.63%
2026	10	—	0.09%	0.09%
Total portfolio	100%	100%	2.59%	4.09%
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

Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of June 30, 2026, our 2019 and newer policy years represented approximately 96% of our primary RIF and 84% of our total direct primary case reserves.
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

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	June 30, 2026		December 31, 2025
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$286,142	5%	$257,307	4%
State and political subdivisions	466,452	7	478,972	8
Non-U.S. government	198,849	3	185,462	3
U.S. corporate	2,776,874	45	2,810,727	46
Non-U.S. corporate	849,991	14	783,056	13
Residential mortgage-backed	358,002	6	349,333	6
Commercial mortgage-backed	223,468	4	129,562	2
Other asset-backed	1,002,197	16	1,056,123	18
Total available-for-sale fixed maturity securities	$6,161,975	100%	$6,050,542	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of June 30, 2026 or December 31, 2025. We have no derivative financial instruments in our investment portfolio.
As of both June 30, 2026, and December 31, 2025, 99% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	June 30, 2026	December 31, 2025
AAA	8%	8%
AA	29	28
A	30	30
BBB	32	33
BB & below	1	1
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	June 30, 2026	December 31, 2025
Duration (in years)	4.9	4.7
Pre-tax yield (% of average investment portfolio assets)	4.6%	4.4%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Six months ended June 30,
(Amounts in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$342,552	$346,242
Investing activities	(217,738)	(115,187)
Financing activities	(258,861)	(217,520)
Net increase (decrease) in cash and cash equivalents	$(134,047)	$13,535
Our most significant source of operating cash flows is premiums received from our insurance policies, while our most significant uses of operating cash flows are generally for claims paid on our insured policies and our operating expenses. Net cash provided by operating activities remained relatively flat as lower expenses and premiums were offset by higher net investment income. Cash flows from operations were also impacted by net investment losses, changes in reserves and the timing of premium and tax payments.
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities increased primarily as a result of purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the six months ended June 30, 2026, our cash flows from financing activities included dividends paid of $63 million and share repurchases of $187 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the six months ended June 30, 2025, our cash flows from financing activities included dividends paid of $60 million and share repurchases of $150 million.
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
On September 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “2025 Revolving Credit Facility”) in the initial aggregate principal amount of $435 million, which replaces the previous $200 million senior unsecured revolving credit facility. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025

Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through June 30, 2026.
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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of approximately $32 million as of June 30, 2026, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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
EMICO paid dividends of approximately $150 million in both March and June 2026 that will primarily be used to support our ability to return capital to shareholders and bolster financial flexibility. We intend to continue to use future EMICO dividends and distributions for these purposes.
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
The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Statutory policyholders’ surplus	$770	$806
Contingency reserves	4,588	4,513
Combined statutory capital	$5,358	$5,319
Adjusted RIF(1)	$53,122	$53,893
Combined risk-to-capital ratio	9.9	10.1
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Statutory policyholders’ surplus	$730	$768
Contingency reserves	4,571	4,498
EMICO statutory capital	$5,301	$5,266
Adjusted RIF(1)	$52,387	$53,206
EMICO risk-to-capital ratio	9.9	10.1
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of June 30, 2026, we maintained liquidity in the form of cash and cash equivalents of $448 million compared to $582 million as of December 31, 2025, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On September 30, 2025, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $435 million. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. The 2025 Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility has remained undrawn through June 30, 2026.
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
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025, and in our audited consolidated financial statements for the years ended December 31, 2025 and 2024, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of June 30, 2026, the effective duration of our investments available-for-sale was 4.9 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.9% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2026
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended June 30, 2026:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
April 1 - April 30, 2026	700,434	$42.56	700,434	$438,105
May 1 - May 31, 2026	741,415	$42.91	741,415	$406,292
June 1 - June 30, 2026	746,128	$42.28	746,128	$374,746
Total	2,187,977	$42.58	2,187,977	$374,746
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

The Company purchased 652,933 shares at an average price of $45.93 per share from July 1, 2026 through July 31, 2026.
Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

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
Dated: August 6, 2026

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer