Form 10-Q
period 2026-09-30
Enact Holdings, Inc.
filed 2026-11-05
CIK 1823529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, there were 134,441,790 shares of Common Stock, par value $0.01 per share, outstanding.

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
•decrease in the volume of Low-Down Payment Loan originations or an increase in the volume of mortgage insurance cancellations including as a result of a potential Federal Housing Finance Agency (“FHFA”)-directed pilot program in response to the President’s recent executive order;
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

Part I. Financial Information
Item 1. Financial Statements
ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(Amounts in thousands, except par value amount)	(Unaudited)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $6,244,361 and $6,081,997, respectively, and allowance for credit losses of $148 and $0, respectively)	$5,898,481	$6,050,542
Short-term investments, at fair value	45,093	—
Total investments	5,943,574	6,050,542
Cash and cash equivalents	504,609	582,493
Accrued investment income	58,754	56,073
Deferred acquisition costs	22,165	22,232
Premiums receivable	66,228	46,130
Other assets	121,049	116,007
Deferred tax asset	74,610	19,989
Total assets	$6,790,989	$6,893,466
Liabilities and equity
Liabilities:
Loss reserves	$617,308	$572,470
Unearned premiums	77,324	91,639
Other liabilities	153,689	129,695
Long-term borrowings	745,616	744,481
Total liabilities	1,593,937	1,538,285
Equity:
Common stock ($0.01 par value; 600,000 shares authorized; 135,695 shares issued and outstanding as of September 30, 2026, and 142,209 shares issued and outstanding as of December 31, 2025)	1,357	1,422
Additional paid-in capital	1,408,290	1,706,481
Accumulated other comprehensive income	(294,363)	(30,143)
Retained earnings	4,081,768	3,677,421
Total equity	5,197,052	5,355,181
Total liabilities and equity	$6,790,989	$6,893,466
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Premiums	$242,296	$244,688	$729,802	$734,763
Net investment income	74,447	68,611	218,564	197,532
Net investment gains (losses)	(5,983)	(2,834)	(14,040)	(13,420)
Other income	2,094	990	7,905	4,246
Total revenues	312,854	311,455	942,231	923,121
Losses and expenses:
Losses incurred	47,358	35,885	117,783	91,715
Acquisition and operating expenses, net of deferrals	47,915	50,500	144,419	151,192
Amortization of deferred acquisition costs and intangibles	2,068	2,344	6,314	6,978
Interest expense	12,475	12,897	37,328	37,484
Total losses and expenses	109,816	101,626	305,844	287,369
Income before income taxes	203,038	209,829	636,387	635,752
Provision for income taxes	44,129	46,332	134,868	138,669
Net income	$158,909	$163,497	$501,519	$497,083

Net income per common share:
Basic	$1.16	$1.11	$3.60	$3.32
Diluted	$1.15	$1.10	$3.57	$3.30
Weighted average common shares outstanding:
Basic	137,353	147,434	139,485	149,735
Diluted	138,294	148,340	140,415	150,659
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income	$158,909	$163,497	$501,519	$497,083
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(210,648)	63,814	(261,996)	170,962
Foreign currency translation gain (loss)	(419)	(1,257)	(2,224)	(5,292)
Other comprehensive income (loss)	(211,067)	62,557	(264,220)	165,670
Total comprehensive income (loss)	$(52,158)	$226,054	$237,299	$662,753
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended September 30, 2026
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of June 30, 2026	$1,381	$1,521,281	$(83,296)	$3,956,169	$5,395,535
Comprehensive income (loss):
Net income	—	—	—	158,909	158,909
Other comprehensive income (loss), net of taxes	—	—	(211,067)	—	(211,067)
Repurchase of common stock	(24)	(117,912)	—	—	(117,936)
Stock-based compensation expense and exercises and other	—	4,921	—	(335)	4,586
Dividends	—	—	—	(32,975)	(32,975)
Balance as of September 30, 2026	$1,357	$1,408,290	$(294,363)	$4,081,768	$5,197,052

	Three months ended September 30, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of June 30, 2025	$1,484	$1,927,372	$(104,342)	$3,398,614	$5,223,128
Comprehensive income (loss):
Net income	—	—	—	163,497	163,497
Other comprehensive income (loss), net of taxes	—	—	62,557	—	62,557
Repurchase of common stock	(28)	(105,324)	—	—	(105,352)
Stock-based compensation expense and exercises and other	—	4,716	—	(302)	4,414
Dividends	—	—	—	(30,958)	(30,958)
Balance as of September 30, 2025	$1,456	$1,826,764	$(41,785)	$3,530,851	$5,317,286

See Notes to Condensed Consolidated Financial Statements

	Nine months ended September 30, 2026
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2025	$1,422	$1,706,481	$(30,143)	$3,677,421	$5,355,181
Comprehensive income (loss):
Net income	—	—	—	501,519	501,519
Other comprehensive income (loss), net of taxes	—	—	(264,220)	—	(264,220)
Repurchase of common stock	(69)	(304,403)	—	—	(304,472)
Stock-based compensation expense and exercises and other	4	6,212	—	(959)	5,257
Dividends	—	—	—	(96,213)	(96,213)
Balance as of September 30, 2026	$1,357	$1,408,290	$(294,363)	$4,081,768	$5,197,052

	Nine months ended September 30, 2025
(Amounts in thousands)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
Balance as of December 31, 2024	$1,523	$2,076,788	$(207,455)	$3,125,240	$4,996,096
Comprehensive income (loss):
Net income	—	—	—	497,083	497,083
Other comprehensive income (loss), net of taxes	—	—	165,670	—	165,670
Repurchase of common stock	(71)	(255,399)	—	—	(255,470)
Stock-based compensation expense and exercises and other	4	5,375	—	(929)	4,450
Dividends	—	—	—	(90,543)	(90,543)
Balance as of September 30, 2025	$1,456	$1,826,764	$(41,785)	$3,530,851	$5,317,286
See Notes to Condensed Consolidated Financial Statements

ENACT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2026	2025
Cash flows from operating activities:
Net income	$501,519	$497,083
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	14,040	13,420
Amortization of fixed maturity securities discounts and premiums	(10,696)	(10,802)
Amortization of deferred acquisition costs and intangibles	6,314	6,978
Acquisition costs deferred	(4,655)	(3,874)
Deferred income taxes	(2,296)	7,851
Stock-based compensation expense	14,452	12,610
Amortization of debt issuance costs	1,135	1,064
Change in certain assets and liabilities:
Accrued investment income	(2,681)	(4,300)
Premiums receivable	(20,098)	4,383
Other assets	(312)	(19,499)
Loss reserves	44,838	47,339
Unearned premiums	(14,315)	(18,649)
Other liabilities	(774)	4,649
Net cash provided by operating activities	526,471	538,253
Cash flows from investing activities:
Purchases of fixed maturity securities available-for-sale	(1,175,692)	(1,529,577)
Purchases of limited partnerships and equity interests	(550)	(500)
Proceeds from sales of fixed maturity securities available-for-sale	496,699	644,757
Proceeds from maturities of fixed maturity securities available-for-sale	538,280	652,771
Net change in short-term investments	(45,136)	1,369
Other	(8,076)	(5,266)
Net cash used in investing activities	(194,475)	(236,446)
Cash flows from financing activities:
Repurchase of common stock	(304,472)	(255,377)
Dividends paid	(96,213)	(90,543)
Other	(9,195)	(11,742)
Net cash used in financing activities	(409,880)	(357,662)
Net decrease in cash and cash equivalents	(77,884)	(55,855)
Cash and cash equivalents at beginning of period	582,493	599,432
Cash and cash equivalents at end of period	$504,609	$543,577
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
Accounting Pronouncements Not Yet Adopted
Income Statement Disaggregation
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures in the notes to the financial statements of certain categories of expenses included in our consolidated statements of income, including employee compensation, depreciation and intangible asset amortization. This guidance is effective for us for annual reporting periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028 using the prospective or retrospective method, with early adoption permitted. The guidance will have no impact on our consolidated financial statements but will require expanded disclosures, which we are in the process of developing. We continue to evaluate the full impact the guidance will have on our processes, controls and disclosures.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, related to accounting for internal-use software costs. The new guidance modified the cost capitalization threshold by removing project development stages and adding evaluation considerations to the probable-to-complete threshold, as well as requiring additional disclosure of internal-use software and related amortization regardless of how the internal-use software is classified on the balance sheet. This guidance is effective for us for interim and annual reporting periods beginning on January 1, 2028 using the prospective, modified retrospective or retrospective method, with early adoption permitted , which we do not intend to elect. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
(3)Investments
Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Fixed maturity securities available-for-sale	$71,882	$64,678	$209,881	$184,415
Cash, cash equivalents and short-term investments	4,923	6,203	15,472	19,557
Gross investment income before expenses and fees	76,805	70,881	225,353	203,972
Investment expenses and fees	(2,358)	(2,270)	(6,789)	(6,440)
Net investment income	$74,447	$68,611	$218,564	$197,532

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Fixed maturity securities available-for-sale:
Gross realized gains	$586	$515	$2,164	$2,898
Gross realized (losses)	(6,370)	(3,340)	(16,042)	(15,143)
Net realized gains (losses)	(5,784)	(2,825)	(13,878)	(12,245)
Write-down of available-for-sale fixed maturity securities	—	—	—	(1,254)
Change in allowance for credit losses on fixed maturity securities	(148)	—	(148)	—
Other	(51)	(9)	(14)	79
Net investment gains (losses)	$(5,983)	$(2,834)	$(14,040)	$(13,420)
There was an allowance for credit losses of $148 thousand and $0 recorded on fixed maturity securities classified as available-for-sale as of September 30, 2026, and December 31, 2025, respectively.
Unrealized Investment Gains (Losses)
Net unrealized gains and losses on available-for-sale securities reflected as a separate component of accumulated other comprehensive income (“AOCI”) were as follows as of the dates indicated:

(Amounts in thousands)	September 30, 2026	December 31, 2025
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(345,732)	$(31,455)
Short-term investments	(43)	—
Unrealized gains (losses) on investment securities	(345,775)	(31,455)
Income taxes	59,188	6,864
Net unrealized investment gains (losses)	$(286,587)	$(24,591)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income was as follows as of and for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2026	2025
Beginning balance	$(75,939)	$(100,476)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(254,776)	65,694
Provision for income taxes	39,559	(4,113)
Change in unrealized gains (losses) on investment securities	(215,217)	61,581
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1,215) and $(592), respectively	4,569	2,233
Change in net unrealized investment gains (losses)	(210,648)	63,814
Ending balance	$(286,587)	$(36,662)

	Nine months ended September 30,
(Amounts in thousands)	2026	2025
Beginning balance	$(24,591)	$(207,624)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(328,198)	191,430
Provision for income taxes	55,239	(31,133)
Change in unrealized gains (losses) on investment securities	(272,959)	160,297
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2,915) and $(2,834), respectively	10,963	10,665
Change in net unrealized investment gains (losses)	(261,996)	170,962
Ending balance	$(286,587)	$(36,662)
Amounts reclassified out of accumulated other comprehensive income to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed Maturity Securities Available-For-Sale
As of September 30, 2026, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
U.S. government, agencies and GSEs	$281,521	$—	$(15,494)	$—	$266,027
State and political subdivisions	500,304	798	(72,290)	—	428,812
Non-U.S. government	196,274	210	(7,992)	—	188,492
U.S. corporate	2,846,836	1,973	(151,089)	—	2,697,720
Non-U.S. corporate	825,668	413	(39,738)	—	786,343
Residential mortgage-backed	368,573	6	(20,237)	—	348,342
Commercial mortgage-backed	275,364	18	(19,662)	—	255,720
Other asset-backed	949,821	1,043	(23,691)	(148)	927,025
Total fixed maturity securities available-for-sale	$6,244,361	$4,461	$(350,193)	$(148)	$5,898,481
Short-term investments	45,136	—	(43)	—	45,093
Total investments	$6,289,497	$4,461	$(350,236)	$(148)	$5,943,574
As of December 31, 2025, the amortized cost, gross unrealized gains (losses) and fair value of our investment securities were as follows:

(Amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government, agencies and GSEs	$253,706	$4,893	$(1,292)	$257,307
State and political subdivisions	527,584	1,914	(50,526)	478,972
Non-U.S. government	180,669	5,176	(383)	185,462
U.S. corporate	2,806,747	54,322	(50,342)	2,810,727
Non-U.S. corporate	778,640	17,020	(12,604)	783,056
Residential mortgage-backed	342,915	6,496	(78)	349,333
Commercial mortgage-backed	128,692	1,355	(485)	129,562
Other asset-backed	1,063,044	6,295	(13,216)	1,056,123
Total fixed maturity securities available-for-sale	$6,081,997	$97,471	$(128,926)	$6,050,542

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross Unrealized Losses and Fair Values of Fixed Maturity Securities Available-For-Sale
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in thousands)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and GSEs	$249,410	$(13,001)	62	$16,617	$(2,493)	6	$266,027	$(15,494)	68
State and political subdivisions	30,855	(2,793)	18	381,297	(69,497)	81	412,152	(72,290)	99
Non-U.S. government	160,338	(7,804)	150	11,373	(188)	4	171,711	(7,992)	154
U.S. corporate	1,828,372	(96,995)	574	665,549	(54,094)	122	2,493,921	(151,089)	696
Non-U.S. corporate	595,120	(27,974)	212	145,736	(11,764)	29	740,856	(39,738)	241
Residential mortgage-backed	346,075	(20,237)	130	—	—	—	346,075	(20,237)	130
Commercial mortgage-backed	241,565	(19,662)	57	—	—	—	241,565	(19,662)	57
Other asset-backed	373,112	(11,541)	134	191,461	(12,150)	58	564,573	(23,691)	192
Total for fixed maturity securities in an unrealized loss position	$3,824,847	$(200,007)	1,337	$1,412,033	$(150,186)	300	$5,236,880	$(350,193)	1,637
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
Contractual Maturities of Fixed Maturity Securities Available-For-Sale
The scheduled maturity distribution of fixed maturity securities as of September 30, 2026, is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized cost	Fair value
Due one year or less	$282,047	$279,230
Due after one year through five years	1,107,798	1,056,213
Due after five years through ten years	2,632,105	2,456,445
Due after ten years	628,653	575,506
Subtotal	4,650,603	4,367,394
Residential mortgage-backed	368,573	348,342
Commercial mortgage-backed	275,364	255,720
Other asset-backed	949,821	927,025
Total fixed maturity securities available-for-sale	$6,244,361	$5,898,481
As of September 30, 2026, securities issued by the finance and insurance, utilities, consumer—non-cyclical, energy, technology and communications, and capital goods industry groups represented approximately 33%, 13%, 11%, 10%, 10%, and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 9% of our investment portfolio.
As of September 30, 2026, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of equity.
As of September 30, 2026, and December 31, 2025, $18.6 million and $21.3 million, respectively, of securities in our portfolio were on deposit with various state insurance commissioners in order to comply with relevant insurance regulations.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with its reinsurance activities, the Company is required to maintain assets in trusts for the benefit of its contractual counterparties. As of September 30, 2026 and December 31, 2025, the fair value of the assets on deposit in these trusts was $390.1 million and $336.4 million, respectively, of which $32.0 million and $35.2 million, respectively, related to cash and cash equivalents.
During 2024, the Company entered into an agreement to invest in a limited partnership with an expected term of ten years. The investment is recorded within Other assets. As of September 30, 2026, we have committed to additionally fund approximately $8.4 million over the remaining life of the fund.
As of September 30, 2026, the Company has commitments of $242.6 million to purchase private placement investments.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, and therefore be classified as Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2026.
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
Level 1 measurements
There were no fixed maturity securities classified as Level 1 as of September 30, 2026, and December 31, 2025.
Level 2 measurements
Fixed maturity securities:
Third-party pricing services
In estimating the fair value of fixed maturity securities, approximately 90% of our portfolio was priced using third-party pricing services as of September 30, 2026. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2026:

(Amounts in thousands)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and GSEs	$266,027	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$428,812	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$188,492	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$2,303,631	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$667,618	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$346,458	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial mortgage-backed	$248,560	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$869,774	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
Internal models
A portion of our Level 2 U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $229.3 million and $83.5 million, respectively, as of September 30, 2026. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Short-term investments:
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Broker quotes
A portion of our non-U.S. corporate and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $27.8 million as of September 30, 2026.
Internal models
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority within the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $219.5 million as of September 30, 2026.
Third-party pricing services
A portion of our non-U.S. corporate and other asset-backed securities are valued using pricing services, but utilize unobservable inputs. These pricing services utilize income-based approaches and internally generated models as part of the valuation processes. Pricing services utilized for valuation are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by pricing services was $19.0 million as of September 30, 2026.
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2026
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$266,027	$—	$266,027	$—
State and political subdivisions	428,812	—	428,812	—
Non-U.S. government	188,492	—	188,492	—
U.S. corporate	2,697,720	—	2,532,922	164,798
Non-U.S. corporate	786,343	—	751,149	35,194
Residential mortgage-backed	348,342	—	346,458	1,884
Commercial mortgage-backed	255,720	—	248,560	7,160
Other asset-backed	927,025	—	869,774	57,251
Total fixed maturity securities	$5,898,481	$—	$5,632,194	$266,287
Short-term investments	45,093	—	45,093	—
Total	$5,943,574	$—	$5,677,287	$266,287

	December 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
U.S. government, agencies and GSEs	$257,307	$—	$257,307	$—
State and political subdivisions	478,972	—	478,972	—
Non-U.S. government	185,462	—	185,462	—
U.S. corporate	2,810,727	—	2,613,006	197,721
Non-U.S. corporate	783,056	—	748,645	34,411
Residential mortgage-backed	349,333	—	348,850	483
Commercial mortgage-backed	129,562	—	122,095	7,467
Other asset-backed	1,056,123	—	1,037,292	18,831
Total fixed maturity securities	$6,050,542	$—	$5,791,629	$258,913

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We had no liabilities recorded at fair value as of September 30, 2026, and December 31, 2025.
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2026	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2026	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$182,720	$(3,601)	$(1,239)	$8,000	$—	$(18,222)	$—	$(2,860)	$164,798	$628	$(4,379)
Non-U.S. corporate	35,682	(534)	(396)	700	—	(258)	—	—	35,194	34	(858)
Residential mortgage-backed	5,814	(2)	(112)	1,501	—	(167)	—	(5,150)	1,884	(1)	(7)
Commercial mortgage-backed	7,413	—	(253)	—	—	—	—	—	7,160	—	(254)
Other asset-backed	31,212	22	(714)	10,093	—	(544)	17,182	—	57,251	22	(714)
Total	$262,841	$(4,115)	$(2,714)	$20,294	$—	$(19,191)	$17,182	$(8,010)	$266,287	$683	$(6,212)

	Beginning balance as of July 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$206,717	$246	$2,060	$999	$—	$(2,222)	$—	$—	$207,800	$246	$2,048
Non-U.S. corporate	46,103	(306)	362	—	(6,652)	(5,106)	—	—	34,401	(2)	345
Commercial mortgage-backed	—	199	(159)	16,053	—	—	—	—	16,093	199	(159)
Other asset-backed	3,290	11	91	9,911	—	(1)	—	(985)	12,317	12	91
Total	$256,110	$150	$2,354	$26,963	$(6,652)	$(7,329)	$—	$(985)	$270,611	$455	$2,325
______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2026	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2026	Total gains (losses) attributable to assets still held
(Amounts in thousands)		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$197,721	$(2,611)	$(3,008)	$11,000	$—	$(35,444)	$—	$(2,860)	$164,798	$1,640	$(6,212)
Non-U.S. corporate	34,411	(498)	(816)	4,700	—	(2,603)	—	—	35,194	70	(1,281)
Residential mortgage-backed securities	483	(3)	(120)	6,901		(227)	—	(5,150)	$1,884	(2)	(15)
Commercial mortgage-backed	7,467	2	(309)	—	—	—	—	—	7,160	2	(310)
Other asset-backed	18,831	54	(717)	23,842	—	(651)	25,800	(9,908)	57,251	51	(690)
Total	$258,913	$(3,056)	$(4,970)	$46,443	$—	$(38,925)	$25,800	$(17,918)	$266,287	$1,761	$(8,508)

(Amounts in thousands)	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2025	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI							Included in net income	Included in OCI
Fixed maturity securities:
U.S. corporate	$222,786	$730	$8,308	$999	$—	$(6,444)	$—	$(18,579)	$207,800	$730	$7,973
Non-U.S. corporate	56,553	(1,571)	1,318	1,890	(6,669)	(13,317)	—	(3,803)	34,401	(1,263)	1,240
Commercial mortgage-backed	—	199	(159)	16,053	—	—	—	—	16,093	199	(159)
Other asset-backed	2,202	29	78	10,897	—	(4)	100	(985)	12,317	30	78
Total	$281,541	$(613)	$9,545	$29,839	$(6,669)	$(19,765)	$100	$(23,367)	$270,611	$(304)	$9,132
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
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2026:

(Amounts in thousands)	Valuation technique	Fair value (1)	Unobservable input	Range (bps)	Weighted- average (2) (bps)
Fixed maturity securities:
U.S. corporate	Internal models	$164,798	Credit spreads	49 - 157	84
Non-U.S. corporate	Internal models	$30,466	Credit spreads	66 - 130	91
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

	September 30, 2026		December 31, 2025
(Amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term borrowings	$745,616	$756,293	$744,481	$785,753
(5)Loss reserves
Our reserve for losses and loss adjustment expenses (“LAE”) consisted of the following as of the dates indicated:

(Amounts in thousands)	September 30, 2026	December 31, 2025
Domestic mortgage insurance	$609,193	$566,809
Other reserves	8,115	5,661
Total loss reserves	$617,308	$572,470

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity for the liability for domestic mortgage insurance loss reserves for the nine months ended September 30, is summarized as follows:

(Amounts in thousands)	2026	2025
Gross loss reserves, beginning balance	$566,809	$520,032
Reinsurance recoverable, beginning balance	(3,326)	(2,909)
Net loss reserves, beginning balance	563,483	517,123

Losses and LAE incurred related to current accident year	225,732	220,985
Losses and LAE incurred related to prior accident years	(122,743)	(142,862)
Total incurred	102,989	78,123

Losses and LAE paid related to current accident year	6,883	3,578
Losses and LAE paid related to prior accident years	(70,113)	(35,655)
Total paid	(63,230)	(32,077)

Net loss reserves, ending balance	603,242	563,169
Reinsurance recoverable, ending balance	5,951	3,754
Gross loss reserves, ending balance	$609,193	$566,923

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
For the nine months ended September 30, 2026, losses and LAE incurred of $226 million related to insured events of the current accident year was primarily attributable to new delinquencies compared to $221 million for the nine months ended September 30, 2025.
For the nine months ended September 30, 2026, we also recorded favorable reserve adjustments of $113 million primarily on prior accident year reserves, driven by cure performance and loss mitigation activities.
During the nine months ended September 30, 2025, we recorded favorable reserve adjustments of $140 million primarily on prior accident year reserves, driven by cure performance of delinquencies from 2024 and prior.

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
The following table sets forth the effects of reinsurance on premiums written and earned for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net premiums written:
Direct	$264,821	$265,236	$792,246	$791,242
Assumed	12,363	7,856	33,279	23,292
Ceded	(38,501)	(33,577)	(110,037)	(98,420)
Net premiums written	$238,683	$239,515	$715,488	$716,114

Net premiums earned:
Direct	$268,148	$270,409	$806,739	$809,891
Assumed	12,649	7,856	33,100	23,292
Ceded	(38,501)	(33,577)	(110,037)	(98,420)
Net premiums earned	$242,296	$244,688	$729,802	$734,763
The difference between written premiums of $238.7 million and earned premiums of $242.3 million represents the decrease in unearned premiums for the three months ended September 30, 2026. The difference between written premiums of $715.5 million and earned premiums of $729.8 million represents the decrease in unearned premiums for the nine months ended September 30, 2026. The decrease in unearned premiums in these periods was primarily the result of premiums earned over time coupled with low originations of our single premium mortgage insurance product.
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
The following table presents the issue date, policy dates, initial and current first layer retained aggregate loss and initial and current reinsurance coverage amount under each reinsurance transaction. Current amounts are presented as of September 30, 2026:

Mortgage insurance-linked notes
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
Triangle Re 2021-2 Ltd.	4/16/2021	9/01/2020 - 12/31/2020	$189	$185	$303	$26
Triangle Re 2021-3 Ltd.	9/02/2021	1/01/2021 - 6/30/2021	$304	$295	$372	$52
Triangle Re 2023-1 Ltd.	11/15/2023	7/01/2022 - 6/30/2023	$244	$227	$248	$145
Total						$223

Traditional excess-of-loss reinsurance
(Amounts in millions)	Issue date	Policy dates	Initial first layer retained loss	Current first layer retained loss	Initial reinsurance coverage	Current reinsurance coverage
2021 XOL	2/04/2021	1/01/2021 - 12/31/2021	$671	$648	$206	$31
2022-1 XOL	1/27/2022	1/01/2022 - 12/31/2022	$462	$412	$196	$124
2022-2 XOL	1/27/2022	1/01/2022 - 12/31/2022	$385	$335	$25	$25
2022-3 XOL	3/24/2022	7/01/2021 - 12/31/2021	$317	$303	$289	$87
2022-4 XOL	3/24/2022	7/01/2021 - 12/31/2021	$264	$250	$36	$36
2022-5 XOL	9/15/2022	1/01/2022 - 6/30/2022	$256	$229	$201	$118
2023-1 XOL	3/08/2023	1/01/2023 - 12/31/2023	$360	$332	$180	$123
2024-1 XOL	1/30/2024	1/01/2024 - 12/31/2024	$362	$353	$270	$244
2024-2 XOL	6/25/2024	7/01/2023 - 12/31/2023	$134	$126	$90	$56
2025-1 XOL	1/27/2025	1/01/2025 - 12/31/2025	$354	$353	$180	$180
2025-2 XOL	1/27/2025	1/01/2025 - 12/31/2025	$294	$294	$28	$28
2026-1 XOL	1/27/2025	1/01/2026 - 12/31/2026	$291	$291	$139	$139
2026-2 XOL	1/27/2025	1/01/2026 - 12/31/2026	$241	$241	$18	$18
Total						$1,209
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

Agreement	Issue date	Policy dates	Ceding percentage	Ceding commission	Profit commission
QS 2023-1	6/30/2023	1/01/2023 - 12/31/2023	16.125%	20%	up to 55%
QS 2024-1	1/03/2024	1/01/2024 - 12/31/2024	21.225%	20%	up to 55%
QS 2025-1	11/26/2024	1/01/2025 - 12/31/2025	27.150%	20%	up to 62%
QS 2026-1	11/26/2024	1/01/2026 - 12/31/2026	27.000%	20%	up to 61%
QS 2027-1	9/23/2025	1/01/2027 - 12/31/2027	34.250%	20%	up to 63%
QS 2028-1	9/30/2026	1/01/2028 - 12/31/2028	35.000%	20%	up to 63%

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
The following table sets forth long-term borrowings as of the dates indicated:

(Amounts in thousands)	September 30, 2026	December 31, 2025
6.25% Senior Notes, due 2029	$750,000	$750,000
Deferred borrowing charges and discount	(4,384)	(5,519)
Total	$745,616	$744,481
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
We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through September 30, 2026.

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)Income taxes
We compute the provision for income taxes on a separate return with the benefits-for-loss method. If during the three and nine-month periods ended September 30, 2026 and 2025, we had computed taxes using the separate return method, the provision for income taxes would have been unchanged.
Our ability to realize deferred tax assets is largely dependent upon generating sufficient taxable income and capital gains in future years. We recorded a valuation allowance of $15.0 million through accumulated other comprehensive income (loss) during the nine months ended September 30, 2026. This change is due to the increase in unrealized losses in accumulated other comprehensive income for the Company and the consolidated tax group during the period.
(9)Related party transactions
We have various agreements with Genworth that provide for reimbursement to and from Genworth of certain administrative and operating expenses that include, but are not limited to, information technology services and administrative services (such as finance, human resources and employee benefit administration). These agreements provide for an allocation of corporate expenses to all Genworth businesses or subsidiaries. We incurred costs for these services of $2.0 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. We incurred costs for these services of $5.9 million and $7.0 million for the nine months ended September 30, 2026 and 2025, respectively.
The investment portfolios of our insurance subsidiaries are primarily managed by Genworth. Under the terms of the investment management agreement, we are charged a fee by Genworth. All fees paid to Genworth are charged to investment expense and are included in net investment income in the condensed consolidated statements of income. The total investment expenses paid to Genworth were $2.0 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively. The total investment expenses paid to Genworth were $5.9 million and $5.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Our employees participate in certain benefit plans sponsored by Genworth.
We paid cash dividends of $26.7 million and $25.1 million to Genworth in the three months ended September 30, 2026 and 2025, respectively. We paid cash dividends of $77.8 million and $73.4 million to Genworth in the nine months ended September 30, 2026 and 2025, respectively. The amount and timing of future dividends will be based upon the prevailing and prospective macro-economic conditions, regulatory landscape and business performance and remain subject to required approvals. We paid Genworth $95.1 million and $85.3 million related to shares repurchased in the three months ended September 30, 2026 and 2025, respectively. We paid Genworth $245.8 million and $206.7 million related to shares repurchased in the nine months ended September 30, 2026 and 2025, respectively.
We have a tax sharing agreement in place with Genworth, such that we participate in a single U.S. consolidated income tax return filing. All intercompany balances related to this agreement are settled at least annually.
The condensed consolidated financial statements include the following amounts due to and from Genworth relating to recurring service and expense agreements as of:

(Amounts in thousands)	September 30, 2026	December 31, 2025
Amounts payable to Genworth	$9,626	$10,999
Amounts receivable from Genworth	$153	$169

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10)Net income per common share
The basic earnings per share computation is based on the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 2026 and 2025, the calculation of dilutive weighted average shares considers the impact of restricted stock units and performance stock units issued to employees, as well as deferred stock units issued to our directors.
The calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Net income available to EHI common stockholders	$158,909	$163,497	$501,519	$497,083
Net income per common share:
Basic	$1.16	$1.11	$3.60	$3.32
Diluted	$1.15	$1.10	$3.57	$3.30
Weighted average common shares outstanding:
Basic	137,353	147,434	139,485	149,735
Diluted	138,294	148,340	140,415	150,659
(11)Changes in accumulated other comprehensive income
The following tables present a roll forward of accumulated other comprehensive income for the three months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2026, net of tax	$(75,939)	$(7,357)	$(83,296)
Other comprehensive income (loss) before reclassifications	(215,217)	(419)	(215,636)
Amounts reclassified from other comprehensive income (loss)	4,569	—	4,569
Total other comprehensive income (loss)	(210,648)	(419)	(211,067)
Balance as of September 30, 2026, net of tax	$(286,587)	$(7,776)	$(294,363)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of July 1, 2025, net of tax	$(100,476)	$(3,866)	$(104,342)
Other comprehensive income (loss) before reclassifications	61,581	(1,257)	60,324
Amounts reclassified from other comprehensive income (loss)	2,233	—	2,233
Total other comprehensive income (loss)	63,814	(1,257)	62,557
Balance as of September 30, 2025, net of tax	$(36,662)	$(5,123)	$(41,785)

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a roll forward of accumulated other comprehensive income for the nine months indicated:

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2026, net of tax	$(24,591)	$(5,552)	$(30,143)
Other comprehensive income (loss) before reclassifications	(272,959)	(2,224)	(275,183)
Amounts reclassified from other comprehensive income (loss)	10,963	—	10,963
Total other comprehensive income (loss)	(261,996)	(2,224)	(264,220)
Balance as of September 30, 2026, net of tax	$(286,587)	$(7,776)	$(294,363)

(Amounts in thousands)	Net unrealized investment gains (losses)	Foreign currency translation	Total
Balance as of January 1, 2025, net of tax	$(207,624)	$169	$(207,455)
Other comprehensive income (loss) before reclassifications	160,297	(5,292)	155,005
Amounts reclassified from other comprehensive income (loss)	10,665	—	10,665
Total other comprehensive income (loss)	170,962	(5,292)	165,670
Balance as of September 30, 2025, net of tax	$(36,662)	$(5,123)	$(41,785)

The following table presents the effect of the reclassification of significant items out of accumulated other comprehensive income (loss) on the respective line items of the consolidated statements of income, for the periods indicated:

	Amounts reclassified from accumulated other comprehensive income (loss)				Affected line item in the condensed consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net unrealized gains (losses) on investments	$(5,784)	$(2,825)	$(13,878)	$(13,499)	Net investment gains (losses)
Benefit (expense) from income taxes	1,215	592	2,915	2,834	Provision for income taxes
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

ENACT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the three months ended September 30, 2026, the Company purchased 2,442,711 shares at an average price of $48.19 per share, excluding commissions, compared to 2,824,499 shares at an average price of $37.23 per share, excluding commissions, during the three months ended September 30, 2025. During the nine months ended September 30, 2026, the Company purchased 6,921,903 shares at an average price of $43.92 per share, excluding commissions, compared to 7,169,155 shares at an average price of $35.58 per share, excluding commissions, during the nine months ended September 30, 2025. As of September 30, 2026, $257.0 million remained available under the share repurchase program. All treasury stock has been retired as of September 30, 2026.
Subsequent to quarter end, the Company purchased 1,257,476 shares at an average price of $45.68 per share through November 3, 2026.
Cash Dividends
The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period.

Quarter Ended	2026	2025
March 31	$0.21	$0.185
June 30	0.24	0.21
September 30	0.24	0.21
December 31	N/A	0.21
Total dividends per common share declared and paid	$0.69	$0.815
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the nine months ended September 30, 2026 and 2025, and our audited consolidated financial statements and related notes for the years ended December 31, 2025 and 2024, within our Annual Report on Form 10-K for the fiscal year ending December 31, 2025 (the “Annual Report”).
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
Trends and Conditions
Macroeconomic environment. Through the third quarter of 2026, the United States economy continued to be subject to significant volatility and uncertainty, largely related to geopolitical tensions including the Iran conflict, changing economic policies, and continued inflationary pressure. The ancillary effects of these factors on the domestic and global economies could materially impact the United States housing markets and our business.
The Bureau of Labor Statistics reported in September 2026 that Consumer Price Index (“CPI”) inflation was 3.7% year-over-year compared to 3.5% year-over-year in June 2026 while the unemployment rate was 4.2% in September 2026 consistent with June 2026. Inflation remains a challenge for the Federal Open Market Committee as it navigates heightened uncertainty.
U.S. mortgage rates remained elevated, increasing during the third quarter of 2026. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income according to the National Association of Realtors Housing Affordability Index. Despite slowing of house price growth nationally in 2026 according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (Seasonally Adjusted), affordability remains challenged.
Regulatory developments. Private mortgage insurance market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including, but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products.
On October 22, 2026, the President issued the Decreasing Housing Costs for the American People Executive Order, which contemplates that, if the FHFA determines it is in best interests of the GSEs, the FHFA and the American public, the FHFA shall direct the GSEs to establish a pilot program applicable only to mortgages made after the program's establishment and which meet certain specified criteria. Under the pilot program, the GSEs would direct servicers, to the extent permitted by law and operationally feasible, to notify borrowers promptly when mortgage insurance on their mortgage may be canceled. The potential impact on the mortgage insurance industry will depend on the ultimate design and implementation of the pilot program.
In July 2025, the FHFA announced that it would implement the acceptance of VantageScore 4.0 for mortgages delivered to Fannie Mae and Freddie Mac. We began accepting VantageScore 4.0 on mortgages during the second quarter of 2026. Volume, while increasing, remains immaterial to date.
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
Our portfolio. New insurance written (“NIW”) of $14.1 billion in the third quarter of 2026 increased slightly compared to the third quarter of 2025. Changes in NIW are primarily impacted by the size of the mortgage insurance market and our market share. Our primary persistency rate was 81% during the third quarter of 2026 and 83% for the third quarter of 2025.
Net earned premiums were down marginally in the third quarter of 2026 compared to the third quarter of 2025 due to slightly lower average premium rates and higher ceded premiums, largely offset by assumed premium and insurance in-force growth.
Loss experience. Our loss ratio for the three months ended September 30, 2026, was 20% as compared to 15% for the three months ended September 30, 2025. Both periods were impacted by favorable prior year reserve development. In the third quarter of 2026, we released $37 million of reserves, driven by cure performance and loss mitigation activities. This compares to the third quarter of 2025, where we recorded a $45 million reserve release driven by cure performance and loss mitigation activities.
New delinquencies in the third quarter of 2026 increased compared to the third quarter of 2025 due to the expected loss development pattern on newer books. Current period primary delinquencies of 14,401 contributed $83 million of loss expense in the third quarter of 2026. This compares to $79 million of loss expense from 12,998 primary delinquencies that were reported in the third quarter of 2025. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. In the fourth quarter of 2025, we reduced the expected claim rates as a result of sustained favorable cure performance and our market expectations. We have maintained the lower claim rates through the third quarter of 2026.
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
Capital requirements and ratings. As of September 30, 2026, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 9.9:1, compared with risk-to-capital ratios of 10.1:1 and 10.2:1 as of December 31, 2025, and September 30, 2025, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of September 30, 2026, we had estimated available assets of $4,966 million against $3,139 million net required assets under PMIERs compared to available assets of $5,002 million against $3,108 million net required assets as of June 30, 2026. The sufficiency ratio as of September 30, 2026, was 158%, or $1,827 million above the PMIERs requirements, compared to 161%, or $1,894 million above the PMIERs requirements as of June 30, 2026. Our PMIERs required assets benefited from a reinsurance credit of $1,969 million and $1,931 million related to third-party reinsurance as of September 30, 2026, and June 30, 2026, respectively.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to available asset standards between March 31, 2025, and September 30, 2026. The updated standards differentiated between bonds based on credit quality and liquidity. The updates also established limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. These updates have been fully phased in and the impact has not been material to our sufficiency.
On September 18, 2026, AM Best upgraded the insurance financial strength rating for EMICO to A from A-.
Recent transactions. On September 30, 2026, we entered into a quota share reinsurance agreement with a panel of reinsurers. Under the agreement, EMICO will cede approximately 35% of a portion of its expected new insurance written for the period from January 1, 2028, through December 31, 2028.
Capital returns. In May 2026, we announced the increase of our quarterly dividend from $0.21 to $0.24 per common share, which was paid in June and September 2026. Future dividend payments are subject to quarterly review and approval by our Board of Directors and Genworth and will be targeted to be paid in the third month of each quarter.
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

Results of Operations and Key Metrics
Results of Operations
Three months ended September 30, 2026, compared to three months ended September 30, 2025
The following table sets forth our consolidated results for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$242,296	$244,688	$(2,392)	(1)%
Net investment income	74,447	68,611	5,836	9%
Net investment gains (losses)	(5,983)	(2,834)	(3,149)	(111)%
Other income	2,094	990	1,104	112%
Total revenues	312,854	311,455	1,399	—%
Losses and expenses:
Losses incurred	47,358	35,885	11,473	32%
Acquisition and operating expenses, net of deferrals	47,915	50,500	(2,585)	(5)%
Amortization of deferred acquisition costs and intangibles	2,068	2,344	(276)	(12)%
Interest expense	12,475	12,897	(422)	(3)%
Total losses and expenses	109,816	101,626	8,190	8%
Income before income taxes	203,038	209,829	(6,791)	(3)%
Provision for income taxes	44,129	46,332	(2,203)	(5)%
Net income	$158,909	$163,497	$(4,588)	(3)%
Loss ratio (1)	20%	15%
Expense ratio (2)	21%	22%
Net earned premium rate (3)	0.33%	0.35%
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
Revenues
Premiums decreased slightly in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to slightly lower average premium rates and higher ceded premiums, largely offset by assumed premium and insurance in-force growth. The net earned premium rate was 0.33% for the three months ended September 30, 2026, down from 0.35% for the three months ended September 30, 2025.

Net investment income increased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher yields and the higher average amortized cost of invested assets.
Net investment losses in the third quarter of 2026 and 2025 were driven primarily by realized losses on the sale of fixed maturity securities.
Losses and expenses
Losses incurred during the third quarter of 2026 and 2025 were both impacted by prior year development. In the third quarter of 2026, we recorded a reserve release of $37 million, driven by cure performance and loss mitigation activities. In the third quarter of 2025, we recorded a reserve release of $45 million primarily related to cure performance of delinquencies and loss mitigation activities. Current period primary delinquencies of 14,401 contributed $83 million of loss expense in the three months ended September 30, 2026. This compares to $79 million of loss expense from 12,998 primary delinquencies in the three months ended September 30, 2025. In the fourth quarter of 2025, we reduced the expected claim rates as a result of sustained favorable cure performance and our market expectations. We have maintained the lower claim rates through the third quarter of 2026.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2026	2025
Losses and LAE incurred related to current accident year	$79,895	$76,361
Losses and LAE incurred related to prior accident years	(38,563)	(44,720)
Total incurred (1)	$41,332	$31,641
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased slightly for the three months ended September 30, 2026, driven primarily by the favorable impact of ceding commissions.
The expense ratio decreased slightly as the decline in expenses outpaced the decline in premiums.
Interest expense primarily relates to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.7% and 22.1% for the three months ended September 30, 2026 and 2025, respectively, consistent with the United States corporate federal income tax rate.

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
The following table sets forth our consolidated results for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in thousands)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$729,802	$734,763	$(4,961)	(1)%
Net investment income	218,564	197,532	21,032	11%
Net investment gains (losses)	(14,040)	(13,420)	(620)	(5)%
Other income	7,905	4,246	3,659	86%
Total revenues	942,231	923,121	19,110	2%
Losses and expenses:
Losses incurred	117,783	91,715	26,068	28%
Acquisition and operating expenses, net of deferrals	144,419	151,192	(6,773)	(4)%
Amortization of deferred acquisition costs and intangibles	6,314	6,978	(664)	(10)%
Interest expense	37,328	37,484	(156)	—%
Total losses and expenses	305,844	287,369	18,475	6%
Income before income taxes	636,387	635,752	635	—%
Provision for income taxes	134,868	138,669	(3,801)	(3)%
Net income	$501,519	$497,083	$4,436	1%
Loss ratio (1)	16%	12%
Expense ratio (2)	21%	22%
Net earned premium rate (3)	0.34%	0.35%
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
Revenues
Premiums decreased slightly in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to slightly lower average premium rates and higher ceded premiums, largely offset by insurance in-force growth and higher assumed premiums. The net earned premium rate was 0.34% for the nine months ended September 30, 2026, down slightly from 0.35% for the nine months ended September 30, 2025.
Net investment income increased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily attributable to an increase in investment yields and the higher average amortized cost of invested assets.
Net investment losses in both periods were driven primarily by realized losses on the sale of fixed maturity securities.
Other income increased related to higher reinsurance rebates, equity method investment income and underwriting fee revenue.

Losses and expenses
Losses incurred during the first nine months of 2026 and 2025 were both impacted by favorable reserve adjustments. During the first nine months of 2026, we released reserves of $113 million primarily on prior accident year reserves driven by cure performance and loss mitigation activities. During the first nine months of 2025, we released reserves of $140 million primarily due to better than expected cure performance on delinquencies from 2024 and prior years. New primary delinquencies of 40,259 contributed $228 million of loss expense in the first nine months of 2026. This compares to $223 million of loss expense from 36,802 new primary delinquencies in the first nine months of 2025. In the fourth quarter of 2025, we reduced the expected claim rates as a result of sustained favorable cure performance and our market expectations. We have maintained the lower claim rates through the third quarter of 2026.
The following table shows incurred losses for domestic mortgage insurance related to current and prior accident years for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands)	2026	2025
Losses and LAE incurred related to current accident year	$225,732	$220,985
Losses and LAE incurred related to prior accident years	(122,743)	(142,862)
Total incurred (1)	$102,989	$78,123
_______________
(1)Excludes other reserves.
Acquisition and operating expenses, net of deferrals, decreased slightly driven primarily by the favorable impact of ceding commissions.
The expense ratio decreased slightly as the decline in expenses outpaced the decline in premiums.
Interest expense for the nine months ended September 30, 2026 and 2025, primarily relate to our 2029 Notes. For additional details see Note 7 to our unaudited condensed consolidated financial statements.
Provision for income taxes
The effective tax rate was 21.2% and 21.8% for the nine months ended September 30, 2026 and 2025, respectively, consistent with the United States corporate federal income tax rate.
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
Adjustments to reconcile net income to adjusted operating income assume a 21% tax rate (unless otherwise indicated).
The following table includes a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,
(Amounts in thousands)	2026	2025
Net income	$158,909	$163,497
Adjustments to net income:
Net investment (gains) losses	5,983	2,834
Costs associated with reorganization	675	189
Taxes on adjustments	(1,398)	(635)
Adjusted operating income	$164,169	$165,885
Adjusted operating income decreased for the three months ended September 30, 2026, as compared to September 30, 2025, primarily due to higher losses and lower premiums which were largely offset by higher net investment income and lower expenses.

	Nine months ended September 30,
(Amounts in thousands)	2026	2025
Net income	$501,519	$497,083
Adjustments to net income:
Net investment (gains) losses	14,040	13,420
Costs associated with reorganization	1,646	794
Taxes on adjustments	(3,294)	(2,985)
Adjusted operating income	$513,911	$508,312
Adjusted operating income increased for the nine months ended September 30, 2026, as compared to September 30, 2025, primarily due to higher net investment income and lower expenses, partially offset by higher losses.
Key Metrics
Management reviews the key metrics included within this section when analyzing the performance of our business. The metrics provided in this section are on a direct basis related to our domestic mortgage insurance portfolio.
The following table sets forth selected operating performance measures on a primary basis as of or for the periods indicated:

	Three months ended September 30,
(Dollar amounts in millions)	2026	2025
New insurance written	$14,106	$14,048
Primary insurance in-force(1)	$275,068	$272,349
Primary risk in-force	$71,904	$71,144
Persistency rate	81%	83%
Primary policies in-force (count)	934,364	953,657
Delinquent loans (count)	26,085	23,382
Delinquency rate	2.79%	2.45%

	Nine months ended September 30,
(Dollar amounts in millions)	2026	2025
New insurance written	$42,091	$37,120
Persistency rate	80%	83%
_______________
(1)Represents the aggregate unpaid principal balance for loans we insure.
New insurance written
NIW for the three months ended September 30, 2026, remained relatively flat compared to the three months ended September 30, 2025. NIW for the nine months ended September 30, 2026, increased compared to the nine months ended September 30, 2025, primarily due to higher mortgage refinancing originations.

The following table presents NIW by product for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2026		2025		2026		2025
Primary	$14,106	100%	$14,048	100%	$42,091	100%	$37,120	100%
Pool	—	—	—	—	—	—	—	—
Total	$14,106	100%	$14,048	100%	$42,091	100%	$37,120	100%

The following table presents primary NIW by underlying type of mortgage for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2026		2025		2026		2025
Purchases	$13,163	93%	$13,020	93%	$36,233	86%	$34,494	93%
Refinances	943	7	1,028	7	5,858	14	2,626	7
Total	$14,106	100%	$14,048	100%	$42,091	100%	$37,120	100%
Refinance volume has increased in 2026 as a result of mortgage rate volatility.
The following table presents primary NIW by policy payment type for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2026		2025		2026		2025
Monthly	$13,416	95%	$13,567	97%	$40,388	96%	$35,484	96%
Single	672	5	461	3	1,645	4	1,591	4
Other	18	—	20	—	58	—	45	—
Total	$14,106	100%	$14,048	100%	$42,091	100%	$37,120	100%

The following table presents primary NIW by credit score for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2026		2025
Over 760	$7,383	52%	$7,097	50%
740-759	2,220	16	2,326	17
720-739	1,528	11	1,689	12
700-719	1,341	9	1,237	9
680-699	804	6	855	6
660-679 (1)	502	3	498	3
640-659	225	2	228	2
620-639	96	1	112	1
<620	7	—	6	—
Total	$14,106	100%	$14,048	100%

	Nine months ended September 30,
(Amounts in millions)	2026		2025
Over 760	$21,768	52%	$18,929	51%
740-759	6,973	17	6,076	16
720-739	4,743	11	4,620	12
700-719	3,840	9	3,277	9
680-699	2,440	6	2,149	6
660-679 (1)	1,459	3	1,222	3
640-659	596	1	585	2
620-639	257	1	243	1
<620	15	—	19	—
Total	$42,091	100%	$37,120	100%
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

Loan-to-value (“LTV”) ratio is calculated by dividing the original loan amount, excluding financed premium, by the property’s acquisition value or fair market value at the time of origination. The following table presents primary NIW by LTV ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2026		2025
95.01% and above	$2,488	18%	$2,524	18%
90.01% to 95.00%	5,537	39	5,214	37
85.01% to 90.00%	4,149	29	4,226	30
85.00% and below	1,932	14	2,084	15
Total	$14,106	100%	$14,048	100%

	Nine months ended September 30,
(Amounts in millions)	2026		2025
95.01% and above	$7,693	18%	$7,158	19%
90.01% to 95.00%	15,946	38	13,635	37
85.01% to 90.00%	12,337	29	11,058	30
85.00% and below	6,115	15	5,269	14
Total	$42,091	100%	$37,120	100%
Debt-to-income (“DTI”) ratio is calculated by dividing the borrower’s total monthly debt obligations by total monthly gross income. The following table presents primary NIW by DTI ratio for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2026		2025
45.01% and above	$4,279	30%	$4,416	32%
38.01% to 45.00%	4,942	35	5,081	36
38.00% and below	4,885	35	4,551	32
Total	$14,106	100%	$14,048	100%

	Nine months ended September 30,
(Amounts in millions)	2026		2025
45.01% and above	$12,111	29%	$11,145	30%
38.01% to 45.00%	14,808	35	13,419	36
38.00% and below	15,172	36	12,556	34
Total	$42,091	100%	$37,120	100%
Insurance in-force (“IIF”) and Risk in-force (“RIF”)
IIF increased since December 31, 2025, as NIW outpaced policy lapse and cancellations. The primary persistency rate was 81% and 83% for the three months ended September 30, 2026 and 2025, respectively. RIF increased since December 31, 2025 primarily as a result of higher IIF.

The following table sets forth IIF and RIF as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
Primary IIF	$275,068	100%	$273,147	100%	$272,349	100%
Pool IIF	294	—	331	—	342	—
Total IIF	$275,362	100%	$273,478	100%	$272,691	100%

Primary RIF	$71,904	100%	$71,363	100%	$71,144	100%
Pool RIF	47	—	51	—	52	—
Total RIF	$71,951	100%	$71,414	100%	$71,196	100%

The following table sets forth primary IIF and primary RIF by origination as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
Purchases IIF	$251,450	91%	$249,902	91%	$250,002	92%
Refinances IIF	23,618	9	23,245	9	22,347	8
Total IIF	$275,068	100%	$273,147	100%	$272,349	100%

Purchases RIF	$66,458	92%	$65,890	92%	$65,825	93%
Refinances RIF	5,446	8	5,473	8	5,319	7
Total RIF	$71,904	100%	$71,363	100%	$71,144	100%

The following table sets forth primary IIF and primary RIF by product as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
Monthly IIF	$251,160	91%	$247,776	91%	$246,528	90%
Single IIF	22,513	8	23,844	9	24,256	9
Other IIF	1,395	1	1,527	—	1,565	1
Total IIF	$275,068	100%	$273,147	100%	$272,349	100%

Monthly RIF	$66,744	93%	$65,836	92%	$65,527	92%
Single RIF	4,800	7	5,135	7	5,217	7
Other RIF	360	—	392	1	400	1
Total RIF	$71,904	100%	$71,363	100%	$71,144	100%

The following table sets forth primary IIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
2008 and prior	$3,780	1%	$4,219	2%	$4,372	2%
2009-2018	8,316	3	10,420	3	11,089	3
2019	7,535	3	9,539	4	9,993	4
2020	22,033	8	28,074	10	29,735	11
2021	38,904	14	45,945	17	48,447	18
2022	40,662	15	46,173	17	47,952	18
2023	32,912	12	38,250	14	40,694	15
2024	36,791	13	42,043	15	44,401	16
2025	43,610	16	48,484	18	35,666	13
2026	40,525	15	—	—	—	—
Total	$275,068	100%	$273,147	100%	$272,349	100%

The following table sets forth primary RIF by policy year as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
2008 and prior	$979	1%	$1,092	2%	$1,131	2%
2009-2018	2,127	3	2,690	3	2,865	4
2019	1,985	3	2,499	4	2,615	4
2020	6,150	9	7,739	11	8,178	11
2021	10,665	15	12,482	17	13,072	18
2022	10,633	15	11,884	17	12,289	17
2023	8,615	12	9,967	14	10,590	15
2024	9,503	13	10,812	15	11,401	16
2025	11,015	15	12,198	17	9,003	13
2026	10,232	14	—	—	—	—
Total	$71,904	100%	$71,363	100%	$71,144	100%

The following table presents the development of primary IIF for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2026	2025
Beginning balance	$273,953	$269,754
NIW	14,106	14,048
Cancellations, principal repayments and other reductions (1)	(12,991)	(11,453)
Ending balance	$275,068	$272,349

	Nine months ended September 30,
(Amounts in millions)	2026	2025
Beginning balance	$273,147	$268,825
NIW	42,091	37,120
Cancellations, principal repayments and other reductions (1)	(40,170)	(33,596)
Ending balance	$275,068	$272,349
______________
(1)Includes the estimated amortization of unpaid principal balance of covered loans.
The following table sets forth primary IIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
95.01% and above	$57,125	21%	$54,221	20%	$53,522	20%
90.01% to 95.00%	116,299	42	114,315	42	113,852	42
85.01% to 90.00%	74,729	27	78,746	29	79,390	29
85.00% and below	26,915	10	25,865	9	25,585	9
Total	$275,068	100%	$273,147	100%	$272,349	100%
The following table sets forth primary RIF by LTV ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
95.01% and above	$16,498	23%	$15,608	22%	$15,374	22%
90.01% to 95.00%	33,833	47	33,260	47	33,121	47
85.01% to 90.00%	18,373	26	19,410	27	19,589	27
85.00% and below	3,200	4	3,085	4	3,060	4
Total	$71,904	100%	$71,363	100%	$71,144	100%

The following table sets forth primary IIF by credit score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
Over 760	$122,603	45%	$120,093	44%	$119,234	44%
740-759	45,410	16	44,898	16	44,675	16
720-739	37,476	14	37,897	14	37,955	14
700-719	29,426	11	29,486	11	29,567	11
680-699	20,412	7	20,773	8	20,886	8
660-679 (1)	11,084	4	11,091	4	11,079	4
640-659	5,831	2	5,988	2	6,001	2
620-639	2,345	1	2,398	1	2,414	1
<620	481	—	523	—	538	—
Total	$275,068	100%	$273,147	100%	$272,349	100%
______________
(1)Loans with unknown credit scores are included in the 660-679 category.
Beginning in the second quarter of 2026, an immaterial number of loans that use VantageScore 4.0 are included in the table above.
The following table sets forth primary RIF by credit score at origination as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
Over 760	$31,839	44%	$31,186	44%	$30,991	44%
740-759	11,921	17	11,765	16	11,709	16
720-739	9,944	14	10,049	14	10,058	14
700-719	7,715	11	7,727	11	7,728	11
680-699	5,316	7	5,412	8	5,432	8
660-679 (1)	2,920	4	2,913	4	2,906	4
640-659	1,525	2	1,564	2	1,564	2
620-639	601	1	615	1	619	1
<620	123	—	132	—	137	—
Total	$71,904	100%	$71,363	100%	$71,144	100%
______________
(1)Loans with unknown credit scores are included in the 660-679 category.
Beginning in the second quarter of 2026, an immaterial number of loans that use VantageScore 4.0 are included in the table above.
The following table sets forth primary IIF by DTI ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
45.01% and above	$68,629	25%	$65,275	24%	$64,258	24%
38.01% to 45.00%	100,557	37	99,748	36	99,259	36
38.00% and below	105,882	38	108,124	40	108,832	40
Total	$275,068	100%	$273,147	100%	$272,349	100%

The following table sets forth primary RIF by DTI ratio at origination as of the dates indicated:

(Amounts in millions)	September 30, 2026		December 31, 2025		September 30, 2025
45.01% and above	$18,054	25%	$17,150	24%	$16,876	24%
38.01% to 45.00%	26,132	36	25,893	36	25,765	36
38.00% and below	27,718	39	28,320	40	28,503	40
Total	$71,904	100%	$71,363	100%	$71,144	100%

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
The following table shows a roll forward of the number of primary loans in default for the periods indicated:

	Nine months ended September 30,
(Loan count)	2026	2025
Number of delinquencies, beginning of period	24,885	23,566
New defaults	40,259	36,802
Cures	(37,838)	(36,304)
Claims paid	(1,183)	(650)
Rescissions and claim denials	(38)	(32)
Number of delinquencies, end of period	26,085	23,382
The following table sets forth changes in our direct primary case loss reserves for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands) (1)	2026	2025
Loss reserves, beginning of period	$515,126	$472,110
Claims paid	(73,558)	(36,675)
Change in reserve	114,512	84,746
Loss reserves, end of period	$556,080	$520,181
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.

The following tables set forth primary delinquencies, direct primary case reserves and RIF by aged missed payment status as of the dates indicated:

	September 30, 2026
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,187	$115	$925	12%
4 - 11 payments	8,838	215	694	31%
12 payments or more	4,060	226	315	72%
Total	26,085	$556	$1,934	29%

	December 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,647	$104	$867	12%
4 - 11 payments	8,591	206	641	32%
12 payments or more	3,647	205	270	76%
Total	24,885	$515	$1,778	29%

	September 30, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,969	$109	$806	14%
4 - 11 payments	7,951	216	594	36%
12 payments or more	3,462	195	250	78%
Total	23,382	$520	$1,650	32%
______________
(1)Direct primary case reserves exclude LAE, pool, IBNR and reinsurance reserves.
The total reserves as a percentage of RIF as of September 30, 2026, has remained relatively consistent compared to December 31, 2025.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

The table below sets forth our primary delinquency rates for the ten largest states by our primary RIF as of September 30, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By state:
California	12%	13%	3.06%
Texas	9	9	2.99%
Florida (1)	9	14	3.41%
New York (1)	5	8	3.60%
Illinois (1)	4	5	3.45%
Arizona	4	4	2.88%
Michigan	4	3	2.74%
Georgia	3	4	3.51%
North Carolina	3	3	2.35%
Pennsylvania (1)	3	3	2.51%
All other states (2)	44	34	2.45%
Total	100%	100%	2.79%
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
(2)Includes the District of Columbia.

The table below sets forth our primary delinquency rates for the ten largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary RIF as of September 30, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	3.00%
Atlanta, GA MSA	3	4	3.76%
Chicago-Naperville, IL MD	3	4	3.71%
Dallas, TX MD	3	2	2.73%
Houston, TX MSA	2	3	3.58%
New York, NY MD	2	4	3.93%
Riverside-San Bernardino, CA MSA	2	3	3.87%
Washington-Arlington, DC MD	2	2	2.49%
Los Angeles-Long Beach, CA MD	2	3	3.57%
Denver-Aurora-Lakewood, CO MSA	2	1	2.09%
All Other MSAs/MDs	76	71	2.66%
Total	100%	100%	2.79%
The table below sets forth our primary delinquency rates for the ten largest MSAs or MDs by our primary RIF as of December 31, 2025:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.85%
Chicago-Naperville, IL MD	3	4	3.31%
Atlanta, GA MSA	3	3	3.59%
Dallas, TX MD	2	2	2.49%
Houston, TX MSA	2	3	3.54%
New York, NY MD	2	5	3.70%
Washington-Arlington, DC MD	2	2	2.62%
Riverside-San Bernardino, CA MSA	2	3	3.53%
Los Angeles-Long Beach, CA MD	2	3	3.26%
Denver-Aurora-Lakewood, CO MSA	2	1	1.85%
All Other MSAs/MDs	77	71	2.49%
Total	100%	100%	2.62%
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
The following table sets forth the dispersion of primary RIF and direct primary case reserves by policy year and delinquency rates as of September 30, 2026:

	Percent of RIF	Percent of direct primary case reserves	Delinquency rate	Cumulative delinquency rate (1)
Policy year:
2008 and prior	1%	6%	7.71%	5.54%
2009-2018	3	7	5.19%	0.60%
2019	3	5	3.85%	0.80%
2020	9	10	2.84%	0.90%
2021	15	18	3.00%	1.55%
2022	15	21	3.41%	2.69%
2023	12	16	3.53%	2.68%
2024	13	12	2.71%	2.21%
2025	15	4	1.06%	0.95%
2026	14	1	0.22%	0.21%
Total portfolio	100%	100%	2.79%	4.10%
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

Loss reserves in policy years 2008 and prior are outsized compared to their representation of RIF. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses we will experience on these policy years, they have become a smaller percentage of our total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in RIF. As of September 30, 2026, our 2019 and newer policy years represented approximately 96% of our primary RIF and 87% of our total direct primary case reserves.
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

Fixed Maturity Securities Available-for-Sale
The following table presents the fair value of our fixed maturity securities available-for-sale as of the dates indicated:

	September 30, 2026		December 31, 2025
(Amounts in thousands)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and GSEs	$266,027	5%	$257,307	4%
State and political subdivisions	428,812	7	478,972	8
Non-U.S. government	188,492	3	185,462	3
U.S. corporate	2,697,720	46	2,810,727	46
Non-U.S. corporate	786,343	13	783,056	13
Residential mortgage-backed	348,342	6	349,333	6
Commercial mortgage-backed	255,720	4	129,562	2
Other asset-backed	927,025	16	1,056,123	18
Total available-for-sale fixed maturity securities	$5,898,481	100%	$6,050,542	100%
Our investment portfolio did not include any direct residential real estate or whole mortgage loans as of September 30, 2026 or December 31, 2025. We have no derivative financial instruments in our investment portfolio.
As of both September 30, 2026, and December 31, 2025, 99% of our investment portfolio was rated investment grade. The following table presents the security ratings of our fixed maturity securities as of the dates indicated:

	September 30, 2026	December 31, 2025
AAA	8%	8%
AA	29	28
A	30	30
BBB	32	33
BB & below	1	1
Total	100%	100%
The table below presents the effective duration and investment yield on our investments available-for-sale, excluding cash and cash equivalents as of the dates indicated:

	September 30, 2026	December 31, 2025
Duration (in years)	5.0	4.7
Pre-tax yield (% of average investment portfolio assets)	4.7%	4.4%
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

Liquidity and Capital Resources
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Nine months ended September 30,
(Amounts in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$526,471	$538,253
Investing activities	(194,475)	(236,446)
Financing activities	(409,880)	(357,662)
Net decrease in cash and cash equivalents	$(77,884)	$(55,855)
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
Investing activities are primarily related to purchases, sales and maturities of our investment portfolio. Net cash used in investing activities was driven by purchases of fixed maturity securities outpacing maturities and sales in the current year due to the deployment of operating cash flows.
During the nine months ended September 30, 2026, our cash flows from financing activities included dividends paid of $96 million and share repurchases of $304 million. The amount and timing of future dividends is discussed within “—Trends and Conditions” as well as below. During the nine months ended September 30, 2025, our cash flows from financing activities included dividends paid of $91 million and share repurchases of $255 million.
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
On September 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a five-year, unsecured revolving credit facility (the “2025 Revolving Credit Facility”) in the initial aggregate principal amount of $435 million, which replaces the previous $200 million senior unsecured revolving credit facility. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. We may use borrowings under the 2025 Revolving Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility contains several covenants, including financial covenants relating to minimum net worth, maximum debt to capitalization level and PMIERs compliance. We are in compliance with all covenants of the 2025 Revolving Credit Facility and the 2025 Revolving Credit Facility has remained undrawn through September 30, 2026.

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
Restrictions on the Payment of Dividends
The ability of our regulated insurance operating subsidiaries to pay dividends and distributions to us is restricted by certain provisions of North Carolina insurance laws. Our insurance subsidiaries may pay dividends only from unassigned surplus; payments made from sources other than unassigned surplus, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the Commissioner of the NCDOI (the “Commissioner”) within 5 business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid until 30 days after the Commissioner has received notice of the declaration thereof and (i) has not within that period disapproved the payment or (ii) has approved the payment within the 30-day period. Any distribution, regardless of amount, requires that same 30-day notice to the Commissioner, but also requires the Commissioner’s affirmative approval before being paid. Based on our estimated statutory results and in accordance with applicable dividend restrictions, our insurance subsidiaries have the capacity to pay dividends from unassigned surplus of approximately $3 million as of September 30, 2026, with 30-day advance notice to the Commissioner of the intent to pay. In addition to dividends and distributions, alternative mechanisms, such as share repurchases, subject to any requisite regulatory approvals, may be utilized from time to time to upstream surplus.
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

EMICO paid dividends of approximately $150 million in both March and June 2026 and $200 million in September 2026 that will primarily be used to support our ability to return capital to shareholders and bolster financial flexibility. We intend to continue to use future EMICO dividends and distributions for these purposes.
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
The following table presents the calculation of our estimated RTC ratio for our combined mortgage insurance subsidiaries as of the dates indicated:

(Dollar amounts in millions)	September 30, 2026	December 31, 2025
Statutory policyholders’ surplus	$665	$806
Contingency reserves	4,619	4,513
Combined statutory capital	$5,284	$5,319
Adjusted RIF(1)	$52,707	$53,893
Combined risk-to-capital ratio	10.0	10.1
______________
(1)Adjusted RIF for purposes of calculating combined statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.

The following table presents the calculation of our estimated RTC ratio for our primary insurance company, EMICO, as of the dates indicated:

(Dollar amounts in millions)	September 30, 2026	December 31, 2025
Statutory policyholders’ surplus	$625	$768
Contingency reserves	4,600	4,498
EMICO statutory capital	$5,225	$5,266
Adjusted RIF(1)	$51,924	$53,206
EMICO risk-to-capital ratio	9.9	10.1
______________
(1)Adjusted RIF for purposes of calculating EMICO statutory RTC differs from RIF presented elsewhere herein. In accordance with NCDOI requirements, adjusted RIF excludes delinquent policies.
Liquidity
As of September 30, 2026, we maintained liquidity in the form of cash and cash equivalents of $505 million compared to $582 million as of December 31, 2025, and we also held significant levels of investment-grade fixed maturity securities and short-term investments that can be monetized should our cash and cash equivalents be insufficient to meet our obligations.
On September 30, 2025, we entered into a five-year, unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $435 million. The 2025 Revolving Credit Facility matures in September 2030, but under certain conditions EHI may need to repay any outstanding amounts and terminate the 2025 Revolving Credit Facility earlier than the maturity date. The 2025 Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the execution of dividends to our shareholders and capital contributions to our insurance subsidiaries. The 2025 Revolving Credit Facility has remained undrawn through September 30, 2026.
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

Name of Agency	Rating	Outlook	Action	Date of Rating
Moody’s Investors Service, Inc.	A2	Stable	Upgrade	August 6, 2025
Fitch Ratings, Inc.	A	Stable	Affirm	April 21, 2026
S&P Global Ratings	A-	Positive	Affirm	January 15, 2026
A.M. Best	A	Stable	Upgrade	September 18, 2026
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
New Accounting Standards
Refer to Note 2 in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025, and in our audited consolidated financial statements for the years ended December 31, 2025 and 2024, for a discussion of recently adopted and not yet adopted accounting standards.

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
As of September 30, 2026, the effective duration of our investments available-for-sale was 5.0 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 5.0% in fair value of our investments available-for-sale.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2026
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding repurchases of our common shares during the three months ended September 30, 2026:

Period (Dollar amounts in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (1)
July 1 - July 31, 2026	652,933	$45.93	652,933	$344,757
August 1 - August 31, 2026	855,786	$49.40	855,786	$302,481
September 1 - September 30, 2026	933,992	$48.65	933,992	$257,041
Total	2,442,711	$48.19	2,442,711	$257,041
(1) On February 3, 2026, we also announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $500 million of EHI’s common stock. The authorization has no expiration date. The share repurchase program has no expiration date.

The Company purchased 1,257,476 shares at an average price of $45.68 per share from October 1, 2026 through November 3, 2026.
Item 5. Other Information
Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

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
Dated: November 5, 2026

By:	/s/ Hardin Dean Mitchell
Hardin Dean Mitchell
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ James McMullen
James McMullen
Vice President, Controller and Principal Accounting Officer